Form 10KSB
period 2004-06-30
SmartMetric, Inc.
filed 2004-10-21
CIK 1301991

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2004
Commission File Number: 333-118801

SMARTMETRIC, INC.
___________________________________________________________________________
(Name of Small Business Issuer in its charter)

Nevada 05-0543557
___________________________________________________________________________
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification No.)

67 Wall Street, 22nd Floor, New York, New York 10005
___________________________________________________________________________
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (212) 859-5007

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.001 Par Value
___________________________________________________________________________
(Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No ____ .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB X

The issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $12,840,385 on September 15, 2004 based on offering price of $1.50 in the registration statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004. For the purposes of the foregoing sentence, the term "affiliate" includes each director and officer of the Registrant.

The number of shares outstanding of the Registrant's common stock on September 15, 2004 was 58,560,257

Documents Incorporated By Reference - See Item 13 to this Form 10-KSB.

Item 1. Description of Business.

General

SmartMetric was incorporated pursuant to the laws of the State of Nevada on December 18, 2002.

SmartMetric’s Chief Executive Officer, Colin Hendrick, has created the SmartMetric “Biometric Card,” a credit card-sized device which utilizes a finger print sensor to authenticate a person’s identity. The embedded sensor takes the image of the person’s fingerprint and matches it with a fingerprint stored on the card. Mr. Hendrick has applied for a United States and International patent with regard to the Biometric card and the technology contained therein. Both patents are pending. Mr. Hendrick transferred the patent pending to Applied Cryptography, Inc., a Nevada corporation, owned by Mr. Hendrick in June 2004. On August 1, 2004, Applied Cryptography, Inc. entered into a license agreement with SmartMetric pursuant to which SmartMetric has the right to use, manufacture and sell products utilizing the patented technology in perpetuity.

As of June 30, 2004, SmartMetric had total stockholders' equity of $99,564, and cash of $64,142. Management of SmartMetric believes that in the event SmartMetric raises less than the maximum offering in its planned public offering (the Public Offering”), SmartMetric will have to generate additional resources to enable it to continue with research and development and to commence operations. SmartMetric would then have to obtain additional working capital from other sources, including creditors and investors.

The SmartMetric Biometric Card

SmartMetric has designed a biometric card utilizing patented technology licensed to the company. A portion of the proceeds from the Public Offering will be applied to building a prototype of this biometric card.

SmartMetric believes that its biometric card will have several functions:

•	The fingerprint sensor will facilitate instant authorization verification;
•	In card biometric measurement storage will safeguard personal information;
•	In card biometric storage will permit access, identity and transaction control verification;
•	Instant identity verification will be secure since such information is contained in the card and not in centralized database

The Smart card has been designed to contain two on-card processors and 1 gigabyte of memory. SmartMetric believes this will enable the card to store the full image of a fingerprint and a database capable of storing information such as medical records, financial or banking records or human resource card. SmartMetric believes its Smart Card may be used as a credit card, building access card or computer access card.

The SmartMetric Smart Card, because it contains information unique to the individual user, will be useless in the hands of others. Unlike a picture-based identification system, the SmartMetric biometric card has been designed to operate exclusively with the registered user. And unlike biometric security systems where the biometric information is stored at a central computer facility, the Company believes that confirmation of identify with the SmartMetric system may not be interrupted during the verification process or while it is stored at the remote location since the biometric information is embedded in the card, itself, in a memory chip protected by encryption. The fingerprint sensor built into the card has been designed to activate the card. Without a match with the encrypted fingerprint already stored on the card, the Smart card will not operate.

SmartMetric believes its Smart Card may be used for a variety of security applications such as airport employed access and identity, building access and identity, computer network access, drivers licenses, passports and check cashing identity verification.

Fingerprint Sensor

The fingerprint sensor designed by Colin Hendrick, CEO of SmartMetric, and licensed to SmartMetric is known as the “Metric 60” fingerprint sensor. The Metric 60 allows for both wet and dry fingerprints to be recognized or authenticated. It is also pressure sensitive.

The SmartMetric biometric card has been designed to utilize a patented rechargeable, lithium polymer battery. Because this battery is available in a variety of shapes and sizes, SmartMetric can design its cards in similar variety of shapes. By utilizing this lithium polymer battery, the Smart Card can be as thin as .45mm in width.

The SmartMetric card has passed the ISO 7816 Flex requirements and will not break or crack when bent or flexed. The prototype card has been designed to meet UL requirements for crush test, drop test and nail test. It has been designed to operate in a wide range of temperatures.

The Smart Card has been designed to offer the option of a built-in radio frequency fingerprint transmitter for contactless entry and identity verification.

Marketing Agreement

On October 30, 2003, SmartMetric entered into an agreement with Information Spectrum, Inc., a company located in Annandale, Virginia. Information Spectrum, Inc. shall be referred to as ISI. Pursuant to this agreement, ISI shall seek to market SmartMetric’s Smart Card technology by actively seeking customers interested in purchasing, credential cards which incorporate SmartMetric’s patented Smart Card technology. Prior to ISI offering SmartMetric products by submitting a formal proposal, ISI and SmartMetric shall enter into a “Teaming Agreement” which will define each party’s rights and obligations concerning that particular sales opportunity. Every proposal will require its own Teaming Agreement.

Pursuant to this Agreement, ISI is the exclusive reseller of SmartMetric products to agencies of the United States government and the Government of Canada. In addition, ISI has the right of first refusal for other marketing, sales or re-sales opportunities for customers other than the United States or Canadian governments.

The terms of this agreement is two years and may be extended upon mutual agreement of the parties.

The Security Technology Industry

Biometrics

Biometric technologies identify users by electronically capturing a specific biological or behavioral characteristic of that individual, such as a fingerprint or voice or facial feature, and creating a unique digital identifier from that characteristic. Because this process relies on largely unalterable human characteristics, positive identification can be achieved independent of any information possessed by the individual seeking authorization.

The process of identity authentication typically requires that a person present for comparison one or more of the following factors:

•	Something known such as a password, PIN or mother’s maiden name;

•	Something carried such as a token, card, or key; or

•	Something physical such as fingerprint, voice pattern, signature motion, facial shape or other biological or behavioral characteristic.

Comparison of biological and behavioral characteristics has historically been the most reliable and accurate of the three factors, but has also been the most difficult and costly to implement into a single product that can automatically verify the identity of a user accessing a computer network or the Internet. However, recent advances in biometric collection technologies (both biometric hardware products and their associated processing software) have increased the speed and accuracy and reduced the cost of implementing biometrics in commercial environments. Management believes that individuals, Web site operators, government organizations, and businesses will increasingly use this method of identity authentication.

Biometrics refers to the automatic identification of a person based on his/her physiological or behavioral characteristics. This method of identification is preferred over traditional methods involving passwords and personal identification numbers (“PINs”) for various reasons: (i) the person to be identified is required to be physically present at the point of identification to be identification; (ii) identification based on biometric techniques obviates the need to remember a password or carry a token. By replacing PINs, biometric techniques can potentially prevent unauthorized access to or fraudulent use of cellular phones, smart cards, desktop PCs, workstations and computer networks. It can be used during transactions conducted via telephone and Internet (e-commerce and e-banking). In automobiles, biometrics could replace keys-less entry devices.

PINs and passwords may be forgotten, and token-based methods of identification, e.g., passports and driver’s licenses, may be forged, stolen or lost. Various types of biometric systems are being used for real-time identification, with the most popular based on face recognition and fingerprint matching. Other biometric systems utilize iris and retinal scanning, speech, facial thermograms and hand geometry.

A biometric system is essentially a pattern recognition system, which makes a personal identification by determining the authenticity of a specific physiological or behavioral characteristic possessed by the user. An important issue in designing a practical system is to determine how an individual is identified.

There are two different ways to resolve a person’s identity: verification and identification. Verification (Am I whom I claim I am?) involves confirming or denying a person’s claimed identity. In identification, one has to establish a person’s identity (Who am I?).

The SmartMetric Smart Card

The SmartMetric biometric smart card, an intelligent cryptographic platform, is a credit-card sized plastic card embedded with an integrated circuit chip and biometric fingerprint sensor. It has been designed to provide not only memory capacity, but also computational capability along with secure non-refutable identification of the user. We believe that the self-containment of SmartMetric’s Smart Card will make it resistant to attack, as it will not need to depend upon potentially vulnerable external resources. Because of this characteristic, we expect that the SmartMetric Smart Card may be used in different applications which require strong security protection and authentication.

The physical structure of a smart card is specified by the International Standards Organization (“ISO”) 7810, 7816/1 and 7816/2. Generally, it is made up of three elements. The plastic card is the most basic one and has the dimensions of 85.60mm x 53.98 x 0.80mm. A printed circuit and an integrated circuit chip are embedded on the card.

In the SmartMetric Smart card the printed circuit conforms to ISO standard 7816/3 which provides five connection points for power and data. It will be hermetically fixed in the recess provided for the card and will be burned onto the circuit chip, filled with a conductive material and sealed with contracts protruding. The printed circuit will protect the circuit chip from mechanical stress and static electricity. Communication with the chip will be accomplished through contacts that overlay the printed circuit. The integrated circuit chip defines the capability of a smart chip. Typically, an integrated circuit chip consists of a microprocessor, read only memory (ROM), non-static random access memory and electrically erasable programmable read only memory which will retain its state when the power is removed. The current circuit chip is made from silicon, which is not flexible and particularly easy to break. In order to avoid breakage when the card is bent, the chip is restricted to only a few millimeters in size.

Furthermore, the physical interface which allows data exchange between the integrated circuit chip and the card acceptor device will be limited to 9600 bits per second. The communication line is intended to be a bi-directional serial transmission line, which conforms to ISO standard 7816/3. All the data exchanges will be under the control of the central processing unit in the integrated circuit chip. Card commands and input data will be sent to the chip that responds with status words and output data upon the receipt of these commands and data. Information will be sent in half duplex mode (transmission of data is in one direction at a time). This protocol, together with the restriction of the bit rate, is designed to prevent massive data attack on the card.

In general, the size, the thickness and bend requirements for the smart card were designed to protect the card from being spoiled physically. However, this also limits the memory and processing resources that may be placed on the card. In the past, industry participants have encountered particular difficulty in attempting to integrate high memory chips and finger sensor technology that will withstand both the size constraints and physical daily usage such as bending in a user’s wallet sitting in his back pocket. We believe SmartMetric has met and overcome the physical demands of the credit card to produce what is a powerful on-card computer processor with state-of-the-art biometric technology.
The Patents

Applied Cryptography, Inc., a company owned and controlled by Colin Hendrick, President and CEO of SmartMetric, owns a patent pending for a Smart Card process. This patent pending has been licensed to SmartMetric.

The patent asserts claims to the following processes:

•	A system for managing digital rights of digital content over a network.

•	A data card contains user information including digital rights information specific to a users, the data card having memory component for enabling information to be stored within the data card.

•	A data card reader is adapted to access the user information contained on the data card when the data card is in communication with a card reading device.

•	A data processor in communication with the data card reader is adapted to be connected to the network.

•	An application program resides on the memory component of the data card, the application program being configured to operate in conjunction with a universal language for creating and controlling digital rights, to manage user rights of the digital content available on the network based on the digital rights information specific to the user which is contained on the data card.

License Agreements

On August 1, 2004, SmartMetric entered into a license agreement with Applied Cryptography, Inc., a Nevada corporation which is owner of certain technology for which a patent was issued from the United States and is pending in Australia. Pursuant to the license agreement, SmartMetric has the right to make use of this technology for the purpose of developing software and systems to be used by SmartMetric to provide certain applications including any or all of the following: 1) secure transactions over the Internet from home and office computers; 2) an automatic method for connecting to remote computers; 3) a method of developing targeted advertising to home and/or office computers; 4) identity verification and access control as provided for in the patent. Colin Hendrick, President, Chief Executive Officer and Chairman of the Board of Directors of SmartMetric, is the sole officer and shareholder of Applied Cryptography, Inc.

Pursuant to this license agreement, Applied Cryptography, Inc. will receive 2% of all revenues generated by SmartMetric on products which utilize this patented technology. The license fee will be paid on a quarterly basis based on revenues received during that quarter. The license fee shall be due within 45 days of the end of each quarter. In the event no revenues were generated through the use of any of the licensed patents during a given quarter, no money shall be owed Applied Cryptography, Inc. for such quarter. Late license fees shall accrue interest at a rate of 2% per quarter. Applied Cryptography, Inc. may rescind the license agreement and reclaim all rights and interest in the patents if certain events, such as SmartMetric’s filing for bankruptcy protection or reorganization, occur.

This license agreement will remain in effect for the life of the patent. SmartMetric may utilize its patented technological applications anywhere in the world without limitation.

Competition

SmartMetric is a company involved in identity management. This industry is dominated by several large international corporations such as BioNetrix, Keyware, Genplus and Precise Biometrics, all of which manufacture and/or distribute and market identity management products. These companies and may others are more established than SmartMetric, which will put it at a competitive disadvantage. SmartMetric will be competing with these as well as smaller and mid-size identity management manufactures, distributors, and developers.

Employees

SmartMetric currently has 1 full time employee; Colin Hendrick. Mr. Hendrick does not belong to any unions.

Item 2. Description of Property:

The Company currently uses office space provided by its president at no cost to the Company. It is anticipated that the Company will start paying rent for this space following the successful completion of the Public Offering.

Item 3. Legal Proceedings:

Neither SmartMetric, nor any of its officers, directors or controlling shareholders are parties to any current litigation or aware of any threatened litigation against them.

Item 4. Submission of Matters to a Vote of Security Holders:

None.

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters:

As of the date of this Form 10-KSB, SmartMetric’s securities have not listed on any exchange. There is no market for such securities.

As of September 15, 2004 the approximate number of Shareholders of record of the Company was 600. Any payment of dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated financial capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business.

SmartMetric was incorporated in the State of Nevada on December 18, 2002. In October 2003, SmartMetric sold 50,000,000 shares of common stock to its president and chief executive officer, Colin Hendrick, at $.001 per share for a total of $50,000. Between November 2003 and June 30, 2004 SmartMetric sold 8,560,257 shares to Mr. Hendrick at $0.01 per share for a total of $85,602.57. In August 2004, these 8,560,257 shares were assigned to approximately 600 people for no consideration.

Item 6. Management's Discussion & Analysis of Financial Condition and Results of Operations:

This analysis of the Company's financial condition, capital resources and operating results should be reviewed in conjunction with the accompanying Financial Statements, including the notes thereto.

SmartMetric was incorporated in the State of Nevada on December 18, 2002 to serve as a developer of identity management products. SmartMetric has been engaged in research and development of a biometric security solution, which can authenticate the identity of an individual in a self-contained credit card-sized device. SmartMetric refers to this device as a “biometric card” or a “Smart Card.” SmartMetric’s CEO, Colin Hendrick, has several patents pending for this biometric card. A company controlled by Mr. Hendrick has granted SmartMetric a license to use, market and distribute this patent-pending technology.

The following presentation of management's discussion and analysis of SmartMetric's financial condition should be read in conjunction with SmartMetric's financial statements and notes thereto, as well as other financial information contained in this document.

Overview

Incorporated in 2002, SmartMetric and its founder and CEO, Colin Hendrick, have been engaged in research and development of a biometric security solution which would authenticate the identity of a person in a self-contained credit card-sized device. Based on its prototype, SmartMetric’s biometric card shall use an on-board finger print sensor which is imbedded in the card along with an integrated circuit chip which will provide one gigabyte of memory capacity. SmartMetric has not yet begun to manufacture Smart Cards utilizing its licensed technology. To date, SmartMetric has had no sales revenues.

SmartMetric’s CEO, Colin Hendrick, applied for a patent for this biometric card technology connecting Smart Cards to networks, and providing secure access for such connections. In June 2004, Mr. Hendrick transferred this technology to Applied Cryptography, Inc., a Nevada corporation, he owns and controls. On August 1, 2004, Applied Cryptography entered into a license agreement with SmartMetric pursuant to which Applied Cryptography agreed to license this technology to SmartMetric in perpetuity in exchange for a royalty payment.

We had $0 sales revenue for the year ended June 30, 2004, with a net loss of $35,978.

In October 2003, we sold 50,000,000 shares of common stock to the President of SmartMetric at $.001 per share for a total of $50,000. From November 2003 to June 30, 2004, SmartMetric sold 8,560,257 shares of common stock to the President of the corporation, Colin Hendrick, at $.01 per share for a total of $85,602.57. In August 2004, Mr. Hendrick transferred these shares to approximately 600 shareholders for no consideration. All shares are restricted from resale. On September 3, 2004, SmartMetric filed a registration statement on Form SB-2 with the Securities and Exchange Commission. Pursuant to the terms of this registration statement, SmartMetric seeks to offer a minimum of 500,000 and a maximum of 4,000,000 shares of a self-underwritten offering. The Company is also seeking to register 11,560,257 shares of common stock held by selling shareholder of which 3,000,000 are held by Colin Hendrick, President, Chief Executive Officer and Chief Financial Officer of SmartMetric.

SmartMetric believes its current sources of credit and liquidity, including funds raised in its private placement are insufficient to commerce operations, and that, in the event we raise less than the maximum offering in the Public Offering, we may have to raise additional capital within the next twelve to twenty-four months. A key element of SmartMetric's growth strategy is raising adequate funding to begin to outsource the manufacture of its biometric card. SmartMetric believes it will not be able to commerce production of its biometric card without additional financing. Such financing may be in the form of debt or equity. Currently, SmartMetric has no material commitments for capital expenditures.

SmartMetric does not believe its business is seasonal in any way.

On October 30, 2003, we entered into an agreement with Information Spectrum, Inc. Pursuant to this agreement, ISI will seek to market our Smartcards. Once ISI begins such marketing efforts and is able to find companies and/or government agencies to purchase our Smartcards, we will contract with a manufacturer to produce the required number of Smartcards. While we have located several manufacturing facilities, we have not entered into agreements with any of them. There is no guarantee that ISI will locate companies or agencies that are interested in purchasing our Smartcards, or that we will be able to negotiate a manufacturing agreement on terms acceptable to SmartMetric.

	Period December 18, 2002, to June 30	Year ended June 30

	2003	2004

Net sales	$ 0	$ 0

Cost of sales	$ 0	$ 0
Selling, general,
and administrative expenses	$60	$35,978

Income (loss) from operations	$(60)	$(35,978)

Net sales for the year ended June 30, 2004 were $0. Administrative expenses for the year ended June 30, 2004 were $6,643. SmartMetric expended $29,335 in research and development for the year ended June 30, 2004.

Net loss was $35,978 in the year ending June 30, 2004.

Forward Looking Statements

This Form 10-KSB and the preceding Management's Discussion and Analysis contains various forward-looking statements, which represent the Company's beliefs or expectations regarding future events. The words “believes,” “expect," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, discussions as to sales outlooks and outlooks for operating result. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results, including problems that may arise on the part of third parties over whom the Company has little or no control. The impact of the foregoing could, in turn, have a material adverse effect on the Company's results of operations and financial condition.

Item 7. Financial Statements:

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Auditor	F-2

Financial Statements:

Consolidated Balance Sheets as of June 30, 2004 and June 30, 2003	F-3

Consolidated Statements of Operations for the year ended
June 30, 2004, for the period December 18, 2002 to
June 30, 2003, and for the period December 18, 2002 (inception)
to June 30, 2004	F-4

Consolidated Statements of Changes in Stockholders’ Equity
for the period December 18, 2002 (inception)
to June 30, 2004	F-5

Consolidated Statements of Cash Flows for the year ended
June 30, 2004, for the period December 18, 2002 to
June 30, 2003, and for the period December 18, 2002 (inception)
to June 30, 2004	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders of SmartMetric, Inc.

I have audited the accompanying consolidated balance sheets of SmartMetric, Inc. and subsidiary (the “Company”), a development stage company, as of June 30, 2004 and June 30, 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended June 30, 2004, for the period December 18, 2002 to June 30, 2003, and for the period December 18, 2002 (date of inception) to June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SmartMetric, Inc. and subsidiary, a development stage company, as of June 30, 2004 and June 30, 2003, and the results of their operations and cash flows for the year ended June 30, 2004, for the period December 18, 2002 to June 30, 2003, and for the period December 18, 2002 (date of inception) to June 30, 2004 in conformity with accounting principles generally accepted in the United States.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
August 25, 2004, except for Note 8, as to which the date is September 3, 2004

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,
	2004	2003
Assets

Current assets:
Cash	$64,142	$-
Stock subscriptions receivable	35,602	-

Total current assets	99,744	-

Other assets:
Deferred offering costs	52,500	50,000
Organization costs - net	420	540

Total assets	$152,664	$50,540

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,250	$-
Due to related party	51,850	50,600

Total current liabilities	53,100	50,600

Other liabilities	-	-

Total liabilities	53,100	50,600

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value;
50,000,000 shares authorized, 50,000,000 shares
issued and outstanding	50,000	-
Common stock, $.001 par value; 45,000,000 shares
authorized, 8,560,257 shares issued and outstanding	8,560	-
Additional paid-in capital	77,042	-
Deficit accumulated during the development stage	(36,038)	(60)

Total stockholders' equity	99,564	(60)

Total liabilities and stockholders' equity	$152,664	$50,540

See notes to consolidated financial statements.

F-3

	SMARTMETRIC, INC. AND SUBSIDIARY
	(A Development Stage Company)
	Consolidated Statements of Operations

		Period	Cumulative During
	Year Ended	December 18,	the Development Stage
	June 30,	2002 to June 30,	(December 18, 2002 to
	2004	2003	June 30, 2004)

Revenues	$-	$-	$-

Expenses:
General and administrative	6,643	60	6,703
Research and development	29,335	-	29,335

Total expenses	35,978	60	36,038

Net loss	$(35,978)	$(60)	$(36,038)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding, basic and diluted	58,560,257	-

See notes to consolidated financial statements.

	F-4

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity

						Deficit
						Accumulated
					Additional	During the	Total
	Class A Common Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Net loss for period
December 18, 2002
(date of inception)
to June 30, 2003	-	$-	-	$-	$-	$(60)	$(60)

Balances, June 30, 2003	-	-	-	-	-	(60)	(60)

Sale of Class A
common stock in
October 2003 at a price
of $.001 per share	50,000,000	50,000	-	-	-	-	50,000

Sale of common stock
from October 2003
to June 2004 at a
price of $.01 per share	-	-	8,560,257	8,560	77,042	-	85,602

Net loss for year ended
June 30, 2004	-	-	-	-	-	(35,978)	(35,978)

Balances, June 30, 2004	50,000,000	$50,000	8,560,257	$8,560	$77,042	$(36,038)	$99,564

See notes to consolidated financial statements.

				F-5

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

		Period	Cumulative During
	Year Ended	December 18,	the Development Stage
	June 30,	2002 to June 30,	(December 18, 2002 to
	2004	2003	June 30, 2004)

Cash flows from operating activities:
Net loss	$(35,978)	$(60)	$(36,038)
Changes in assets and liabilities:
Organization costs	120	(540)	(420)
Accounts payable and accrued expenses	1,250	-	1,250

Net cash used for operating activities	(34,608)	(600)	(35,208)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Loans from related party	1,250	50,600	51,850
Sales of common stock ($135,602), less
stock subscriptions receivable ($35,602)	100,000	-	100,000
Deferred offering costs	(2,500)	(50,000)	(52,500)

Net cash provided by financing activities	98,750	600	99,350

Net increase in cash	64,142	-	64,142

Cash, beginning of period	-	-	-

Cash, end of period	$64,142	$-	$64,142

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

		F-6

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended June 30, 2004, For the Period
December 18, 2002 to June 30, 2003, and For the Period
December 18, 2002 (Date of Inception) to June 30, 2004

NOTE 1 - ORGANIZATION

SmartMetric, Inc. (“SmartMetric”) was incorporated in the State of Nevada on December 18, 2002. SmartMetric is developing a credit card size plastic card embedded with an integrated circuit chip and biometric fingerprint sensor which provides identification of the user (the “SmartMetric Smart Card”) to market to government agencies, corporations, and organizations interested in identification cards.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The consolidated financial statements include the accounts of SmartMetric and its wholly owned subsidiary SmartMetric Australia Pty. Ltd. (collectively, the “Company”). The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. Since inception, the Company’s activities have been limited to organizational efforts, obtaining initial financing, and product development.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments - The Company’s financial instruments consist of cash, stock subscriptions receivable, accounts payable and accrued expenses, and due to related party, which approximate fair value because of their short maturity.

Income taxes - The Company follows SFAS No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Net loss per common share - Basic and diluted net loss per common share has been calculated based upon the weighted average number of common shares outstanding.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended June 30, 2004, For the Period
December 18, 2002 to June 30, 2003, and For the Period
December 18, 2002 (Date of Inception) to June 30, 2004

NOTE 3 - STOCK SUBSCRIPTIONS RECEIVABLE

The stock subscriptions receivable of $35,602 at June 30, 2004 was collected in July 2004.

NOTE 4 - DEFERRED OFFERING COSTS

Deferred offering costs of $52,500 at June 30, 2004 consist of legal fees and audit fees incurred in connection with the Company’s planned public offering (see note 8). If the public offering is successful, the Company will charge these costs to additional paid-in capital. If the public offering is unsuccessful, the Company will expense these costs.

NOTE 5 - DUE TO RELATED PARTY

Prior to opening the Company’s bank account, the president of the Company paid organization costs of $600 on behalf of the Company. Subsequently, the president of the Company paid legal fees of $50,000 and audit fees of $1,250 on behalf of the Company. These loans do not bear interest and are due on demand.

NOTE 6 - STOCKHOLDERS’ EQUITY

In October 2003, the Company sold 50,000,000 shares of Class A common stock to the president of the Company at a price of $.001 per share, or $50,000 total. From October 2003 to June 30, 2004, the Company sold 8,560,257 shares of common stock (the “Additional Shares”) to the president of the Company at a price of $.01 per share, or $85,602 total. These Additional Shares were assigned by the president of the Company in varying amounts to approximately 600 shareholders for no consideration.

The Class A common stock and the common stock have identical voting and other rights.

NOTE 7 - INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

At June 30, 2004, deferred tax assets consist of:

Net operating loss carryforwards	$ 12,253
Less valuation allowance	__ (12,253)
Net	$ -

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended June 30, 2004, For the Period
December 18, 2002 to June 30, 2003, and For the Period
December 18, 2002 (Date of Inception) to June 30, 2004

Based on management ‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $12,253 attributable to the future utilization of $36,038 of net operating loss carryforwards as of June 30, 2004 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2004. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $60 in 2023 and $35,978 in 2024.

NOTE 8 - PLANNED PUBLIC OFFERING

The Company filed a Form SB-2 registration statement with the U.S. Securities and Exchange Commission on September 3, 2004 in connection with a public offering (the “Public Offering”) of up to 4,000,000 shares of common stock at $1.50 per share or $6,000,000 total. The Company plans on offering the shares directly on a “best efforts, all or none basis” as to the first 500,000 shares and on a best efforts basis as to the remaining 3,500,000 shares. The shares are planned to be sold by SmartMetric’s officers and directors in a self-underwritten offering (although the Company may decide to engage registered broker-dealers to assist in the sale) for a period of 90 days (which may be extended for an additional 90 days at the Company’s option). The Public Offering plans that subscription proceeds will be placed in an escrow account until the minimum offering of $750,000 is achieved, after which proceeds shall be released directly to the Company; if the minimum offering is not sold by the end of the offering period, or extended offering period if so extended, the escrowed proceeds would be returned to investors. Also, certain selling shareholders plan on offering 11,560,257 shares for sale in this offering.

NOTE 9 - COMMITMENTS

Marketing agreement - On October 30, 2003, SmartMetric executed an agreement with Information Spectrum, Inc. (“ISI”). Pursuant to this agreement, ISI shall seek to market SmartMetric’s Smart Card technology by actively seeking customers interested in purchasing credential cards which incorporate SmartMetric’s patented Smart Card technology. Prior to ISI offering SmartMetric products by submitting a formal proposal, ISI and SmartMetric shall enter into a “Teaming Agreement” which will define each party’s rights and obligations concerning that particular sales opportunity. Every proposal will require its own Teaming Agreement. Pursuant to this Agreement, ISI is the exclusive reseller of SmartMetric products to agencies of the United States government and the Government of Canada. In addition, ISI has the right of first refusal for other marketing, sales or re-sales opportunities for customers other than the United States or Canadian governments. The terms of this agreement is two years and may be extended upon mutual agreement of the parties.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Year Ended June 30, 2004, For the Period
December 18, 2002 to June 30, 2003, and For the Period
December 18, 2002 (Date of Inception) to June 30, 2004

Patent license agreement - Effective August 1, 2004, SmartMetric executed a license agreement with Applied Cryptology, Inc. (“ACI”), a corporation controlled by SmartMetric’s president and the owner of certain technology for which there are patents pending in the United States and Australia. Pursuant to the license agreement, SmartMetric has the right to make use of this technology for the purpose of developing software and systems to be used by SmartMetric to provide any or all of the following: 1) secure transactions over the Internet from home and office computers; 2) an automatic method for connecting to remote computers; 3) a method of developing targeted advertising to home and/or office computers; 4) identity verification and access control as provided for in the patent. Pursuant to this license agreement, ACI will receive 2% of all revenues generated by SmartMetric on products which utilize this patented technology. The license fee will be paid on a quarterly basis based on revenues received during the quarter. The license fee shall be due within 45 days of the end of each quarter. In the event no revenues are generated through the use of any of the licensed patents during a given quarter, no money shall be owed ACI for such quarter. ACI may rescind the license agreement and reclaim all rights and interest in the patents if certain events, such as SmartMetric’s filing for bankruptcy protection or reorganization, occur. This license agreement will remain in effect for the lives of the patents. SmartMetric may utilize the patent-pending technological applications anywhere in the world without limitation.

Employment agreement - Effective July 1, 2004, SmartMetric executed an employment agreement with its president. Pursuant to this one-year employment agreement, the president shall receive an annual salary of $170,000. This salary will commence upon the Company achieving gross revenues of $1,000,000. Until that time, SmartMetric may pay the president as salary up to 25% of any offering proceeds received by the Company, which amount shall not exceed $170,000. The president is also eligible for an annual bonus based on certain performance criteria to be determined by a Compensation Committee of the board of directors at a later date. His employment may be terminated for cause at any time. According to the employment agreement, any inventions, ideas, disclosures and improvements made or conceived by him during his employment, including adoptions and improvements to existing patents, shall be his property.

Rental agreement - The Company currently uses office space provided by its president at no cost to the Company. It is anticipated that the Company will start paying rent for this space following the successful completion of the Public Offering.

Item 8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure:

NONE

Item 8A. Control and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors and Executive Officers of the Registrant:

The Company's Officers and Directors are as follows:

Name	Age	Position with the Company
Colin Hendrick 314 Brooklyn Avenue Brooklyn, New York 11213	48	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Peter Sleep 3 Bernadette Court East Doncaster, Victoria Australia	59	Secretary, and Director
Joseph Katzman 790 Montgomery Street Brooklyn, New York 11213	47	Director

BIOGRAPHY

COLIN HENDRICK, has been President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of SmartMetric since the Company’s inception in 2002. He has served as President and CEO of Smart Micro Chip, Inc., an Australian corporation from 2000 to 2002. From 1999 to 2001, Mr. Hendrick was President and Chief Executive Officer of Smarticom Inc. and Fast Econ, Inc., Australian corporations. From 1994 to 1998, Mr. Hendrick served as executive officer of Applied Computing Science (Australia), an Australian company involved in e-commerce systems, research and development. Mr. Hendrick attended Dandenong College in Australia.

PETER SLEEP, has been Secretary and a director of SmartMetric since January 2003. From November 1996 to January 2003, Mr. Sleep was Vice President of Smart MicroChip, Inc., an Australian corporation. Mr. Sleep attended Brunswick Technology School and Footscray College, both located in Australia.

JOSEPH KATZMAN, has been a director of SmartMetric since January 2003. Since 1993, he has been host and executive producer of A Cable To Jewish Life, a television talk show. From 1991 to 2000, he was the New York office administrator of congregation Yeshiva Tomchei Tmimim Lubavitch. Mr. Katzman is a graduate of KfarChabad and the Rabinical College of Canada.

Family Relationships

There are no family relationships among officers or directors of SmartMetric.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control person have not been involved in any of the following events during the part five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and Chief Financial Officer.

Compliance with Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2004, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 10. Executive Compensation:

The following table sets forth the amount of all cash compensation paid to the Company's most highly compensated executive officers and for all executive officers as a group for the fiscal years ended June 30, 2004 and June 30, 2003.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen-sation (US$)	Securities Underlying Options/ SAR Granteds	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen-sation
Colin Hendrick (1) President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board	2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Peter Sleep Vice President,	2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) SmartMetric has entered into an employment agreement with Mr. Hendrick. Pursuant to SmartMetric's one-year employment agreement with Mr. Hendrick, he shall receive an annual salary of $170,000, which shall commence upon SmartMetric’s achieving $1,000,000 in sales revenues. Prior to such time, SmartMetric may pay Mr. Hendrick a salary of 25% of offering proceeds received from the Public Offering or subsequent offerings, up to $170,000. Mr. Hendrick is eligible for an annual bonus based on certain performance criteria to be determined by a Compensation Committee of the board of directors at a later date. The Compensation Committee shall be comprised of at least three directors, the majority of whom shall be independent. Mr. Hendrick’s employment may be terminated for cause at any time and may be renewed upon mutual agreement of SmartMetric and Mr. Hendrick. According to the employment agreement, any inventions, ideas, disclosures and improvements made or conceived by Mr. Hendrick during his employment, including adoptions and improvements to existing patents, shall be the property of Mr. Hendrick.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of June 30, 2004, certain information regarding the beneficial ownership of all officers, directors, nominees, and the beneficial ownership of those persons owning five (5%) percent or more of the outstanding shares of SmartMetric's Common Stock, and the beneficial ownership of all officers and directors as a group. Each of these persons exercises sole discretion to vote and dispose of the shares beneficially owned.

NAME/ADDRESS BENEFICIAL OWNER	NUMBER OF SHARES	% OF CLASS	TITLE OF CLASS
Colin Hendrick 314 Brooklyn Avenue Brooklyn, New York 11213	49,500,000	84.5%	Common Stock
Peter Sleep 3 Bernadette Court East Doncaster, Victoria Australia	760,000	1.3%	Common Stock
Joseph Katzman 790 Montgomery Street Brooklyn, New York 11213	0	0%	Common Stock
All Officers and Directors as a Group (3 persons)	502,600,000	85.8%	Common Stock
(1)	Each shareholder has sole voting and investment power with respect to his/her shares.

Item 12. Certain Relationships and Related Transactions:

SmartMetric was incorporated in the State of Nevada on December 18, 2002. In October 2003, SmartMetric sold 50,000,000 shares of common stock to its president and chief executive officer, Colin Hendrick, at $.001 per share for a total of $50,000. Between November 2003 and June 30, 2004 SmartMetric sold 8,560,257 shares to Mr. Hendrick at $0.01 per share for a total of $85,602.57. In August 2004, these 8,560,257 shares were assigned to approximately 600 people for no consideration.

On August 1, 2004, SmartMetric entered into a license agreement with Applied Cryptography, Inc., a company owned and controlled by Colin Hendrick, President and CEO of SmartMetric, pursuant to which Applied Cryptography, Inc. has agreed to license a patent-pending owned by that company. Applied Cryptography, Inc. shall receive a license fee of the greater of 2% of the sales price of any licensed product or the fair market value of any license products.

Item 13. Exhibits:

(a)	The exhibits required by Item 601 of Regulation S-B are as follows:

	3.1	Articles of Incorporation of SmartMetric, Inc. (1)

	3.2	By-laws of SmartMetric, Inc.(1)

	10.1	License Agreement between SmartMetric and Applied Cryptography, Inc.(1)

	10.2	Employment Agreement between SmartMetric and Colin Hendrick(1)

	10.3	Agreement between SmartMetric and Information Spectrum, Inc.(1)

	14.1	Code of Ethics(1)

	21	Subsidiaries of the Registrant(2)

	23.2	Independent Auditor's Consent(2)

	31	Certification of Colin Hendrick pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934(2)

	32	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C 1350).(2)

(b)	Not Applicable
1.	Incorporated by reference from SmartMetric’s registration statement on Form SB-2 Filed on September 3, 2004;
2.	Filed herewith.

Item 14. Principal Accountant Fees and Services

Audit Fees

The Audit fees relating to periods ended June 30, 2003 and 2004 were $0 and $5,000, respectively. All services provided by the principal accountants were approved by the audit committee.

Tax fees

Fees relating to periods ended June 30, 2003 and 2004 for professional services rendered by the principal accountant for tax compliance, tax advice and/or tax planning were $0 and $1,000, respectively.

All other Fees

There were no other fees for 2003 or 2004.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is directly and solely responsible for oversight, engagement and termination of any independent auditor employed by the Company for the purpose of preparing or issuing an audit report or related work.

The Committee meets with the independent auditor prior to the audit and discusses the planning and staffing of the audit;

Approves in advance the engagement of the independent auditor for all audit services and non-audit services and approves the fees and other terms of any such engagement; and

Obtains periodically from the independent auditor a formal written statement of the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, and, in particular, describing all relationships between the auditor and the Company, and discusses with the auditor any disclosed relationships or services that my impact auditor objectivity and independence.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC. (Registrant)

BY:	/s/ Colin Hendrick
COLIN HENDRICK
President, Chief Executive Officer

Dated:	October 22, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below.

BY:	/s/ Colin Hendrick
Colin Hendrick
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board

Dated:	October 20, 2004

BY:	/s/ Peter J. Sleep
Peter J. Sleep
Vice President, Secretary, Director

Dated:	October 20, 2004

BY:
Joseph Katzman
Director

Dated: