Form 10QSB
period 2004-09-30
SmartMetric, Inc.
filed 2004-11-22
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 3 month period ended September 30, 2004.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File No. 333-118801

SMARTMETRIC, INC.
(Name of Small Business Issuer in its Charter)

Delaware	05-0543557
(State of Incorporation)	(IRS Identification Number)

67 Wall Street, 22nd Floor
New York, New York 10005
(Address of Principal Executive Offices)

Registrant's telephone number, including area code (212) 859-5007

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X      No              (2) Yes X      No
State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

58,660,257 - November 17, 2004

SMARTMETRIC, INC.
FORM 10-QSB
September 30, 2004

INDEX

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION	PAGE

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets -
September 30, 2004 and June 30, 2004

Consolidated Statements of Operations -
Three Months Ended September 30, 2004 and 2003

Consolidated Statements of Cash Flows -
Three Months Ended September 30, 2004 and 2003

Notes to Financial Statements -
Three Months Ended September 30, 2004 and 2003

Item 2 - PLAN OF OPERATION

Item 3 - CONTROLS AND PROCEDURES

PART II- OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3 - DEFAULTS UPON SENIOR SECURITIES

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5 - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	June 30,
	2004	2004
Assets	(Unaudited)

Current assets:
Cash	$61,192	$64,142
Stock subscriptions receivable	602	35,602

Total current assets	61,794	99,744

Other assets:
Patent costs	15,000	-
Deferred offering costs	60,000	52,500
Organization costs - net	390	420

Total assets	$137,184	$152,664

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$-	$1,250
Due to related party	54,350	51,850

Total current liabilities	54,350	53,100

Other liabilities	-	-

Total liabilities	54,350	53,100

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value;
50,000,000 shares authorized, 50,000,000 shares
issued and outstanding	50,000	50,000
Common stock, $.001 par value; 45,000,000 shares
authorized, 8,560,257 shares issued and outstanding	8,560	8,560
Additional paid-in capital	77,042	77,042
Deficit accumulated during the development stage	(52,768)	(36,038)

Total stockholders' equity	82,834	99,564

Total liabilities and stockholders' equity	$137,184	$152,664

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative During
	Three Months		the Development Stage
	Ended September 30,		(December 18, 2002 to

	2004	2003	September 30, 2004

Revenues	$-	$-	$-

Expenses:
General and administrative	9,010	30	15,713
Research and development	7,720	-	37,055

Total expenses	16,730	30	52,768

Net loss	$(16,730)	$(30)	$(52,768)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding, basic and diluted	58,560,257	-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative During
	Three Months		the Development Stage
	Ended September 30,		(December 18, 2002 to
	2004	2003	September 30, 2004)

Cash flows from operating activities:
Net loss	$(16,730)	$(30)	$(52,768)
Changes in assets and liabilities:
Organization costs	30	30	(390)
Accounts payable and accrued expenses	(1,250)	-	-

Net cash used for operating activities	(17,950)	-	(53,158)

Cash flows from investing activities:
Patent costs incurred	(15,000)	-	(15,000)

Net cash used for investing activities	(15,000)	-	(15,000)

Cash flows from financing activities:
Loans from related party	2,500	-	54,350
Stock subscriptions collected	35,000	-	135,000
Deferred offering costs incurred	(7,500)	-	(60,000)

Net cash provided by financing activities	30,000	-	129,350

Net increase in cash	(2,950)	-	61,192

Cash, beginning of period	64,142	-	-

Cash, end of period	$61,192	$-	$61,192

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-
See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2004 and 2003
and For the Period December 18, 2002 (Date of Inception)
to September 30, 2004
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2004 and for the three months ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows for the three month periods ended September 30, 2004 and 2003. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended September 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2005. The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2004 as included in our report on Form 10-KSB.

NOTE 2 - ORGANIZATION

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

NOTE 3 - DUE TO RELATED PARTY

Prior to opening the Company’s bank account, the president of the Company paid organization costs of $600 on behalf of the Company. Subsequently, the president of the Company paid legal fees of $52,500 and audit fees of $1,250 on behalf of the Company. These loans do not bear interest and are due on demand.

NOTE 4 - STOCKHOLDERS’ EQUITY

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

NOTE 5 - PLANNED PUBLIC OFFERING

The Company filed a Form SB-2 registration statement with the U.S. Securities and Exchange Commission in September 2004 in connection with a public offering (the “Public Offering”) of up to 4,000,000 shares of common stock at $1.50 per share or $6,000,000 total. The Company plans on offering the shares directly on a “best efforts, all or none basis” as to the first 500,000 shares and on a best efforts basis as to the remaining 3,500,000 shares. The shares are planned to be sold by SmartMetric’s officers and directors in a self-underwritten offering (although the Company may decide to engage registered broker-dealers to assist in the sale) for a period of 90 days (which may be extended for an additional 90 days at the Company’s option). The Public Offering plans that subscription proceeds will be placed in an escrow account until the minimum offering of $750,000 is achieved, after which proceeds shall be released directly to the Company; if the minimum offering is not sold by the end of the offering period, or extended offering period if so extended, the escrowed proceeds would be returned to investors. Also, certain selling shareholders plan on offering 11,560,257 shares for sale in this offering.

NOTE 6 - COMMITMENTS

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

NOTE 7 - SUBSEQUENT EVENT

In October 2004, the Company sold a total of 100,000 shares of common stock to 15 investors at a price of $1.50 per share, or $150,000 total.

Item 2. PLAN OF OPERATION

OVERVIEW

Incorporated in 2002, SmartMetric and its founder and CEO, Colin Hendrick, have been engaged in research and development of a biometric security solution which would authenticate the identity of a person in a self-contained credit card-sized device. SmartMetric’s biometric card has been designed to use an on-board finger print sensor which is imbedded in the card along with an integrated circuit chip which will provide one gigabyte of memory capacity. SmartMetric has not yet completed a prototype of its Smartcard and has not yet begun to manufacture Smartcards utilizing its licensed technology. To date, SmartMetric has had no sales revenues.

Over the next 12 months, SmartMetric intends to complete the prototype of its Smartcard and commence marketing in an attempt to generate sales. We will use the proceeds of this offering to complete the prototype and commence marketing. We believe that proceeds from the Maximum Offering will be sufficient to cover these costs, as well as working capital, for at least 12 months. However, in the event we raise less than the Maximum Offering, we will have to raise additional funds during the next 12 months.

A key part of our business plan is to complete the prototype of the Smartcard within the next 12 months. Additional research and development may be necessary if the prototype does not work as planned, or if after it is complete, we believe it could be improved upon.

We expect to outsource manufacturing of our Smartcards once the prototype is complete and we have sales orders. Because we will outsource the manufacturing, we will not be purchasing any plants or significant equipment.

Once we have begun to generate sales, we intend to hire additional employees. However, until that time, we may only hire a few employees to market the SmartMetric Smartcard.

COMPLETION OF PROTOTYPE

We have hired a company to design and manufacture a model of our Smartcard utilizing our licensed technology and according to our proposed plans for the Smartcard. That engineering firm has been working on the design and they have built the prototype, they will need to test it to determine if the electronic components work. Any defects will be reworked until all the engineering works to the satisfaction of SmartMetric. The finished product will be the prototype or model for our Smartcards, which will be manufactured upon receipt of customer orders. We expect this prototype to be complete in the first quarter of 2005.

PRODUCTION OF SMARCARDS

Once we have a working prototype of our Smartcard, we will seek to obtain orders for it. However, because SmartMetric does not own or rent a manufacturing facility, we will have to contract with a manufacturing facility to produce our Smartcards. We will begin to search for one or more manufacturing facilities once we have obtained the completed Smartcard prototype. When searching for a manufacturing facility, we will take into consideration such factors as pricing, timing, location and quality of product. We may contract with one or more facilities to produce our Smartcards. A portion of the proceeds from this offering will be applied toward the production of Smartcard.

SmartMetric believes its current sources of credit and liquidity, including funds raised in its private placement are insufficient to commerce operations, and that, in the event we raise less than the maximum offering, we may have to raise additional capital within the next eighteen months. SmartMetric believes the Maximum Offering proceeds will be sufficient to proceed with its plan of operations for the next eighteen months. We estimate that we will need approximately $4,000,000 to proceed with our plan of operation for the next 12 months. A key element of SmartMetric's growth strategy is raising adequate funding to begin to outsource the manufacture of its biometric card. We believe that $500,000 will suffice to begin outsourcing the manufacturing of our Smartcard. The amount of funds required will depend on the size of the orders we receive.  Currently, SmartMetric has no material commitments for capital expenditures.

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

Item 3. CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between November 2003 and June 30, 2004, SmartMetric sold 8,560,257 shares to Colin Hendrick, President, Chief Executive Officer and Chief Financial Officer of SmartMetric at $.01 per share for a total of $85,602.57. Mr. Hendrick completed payment of these shares in July 2004. This sale was made pursuant to Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising, and Mr. Hendrick did not purchase the shares with intent to resell them. In August 2004, Mr. Hendrick transferred 8,560,257 shares to approximately 600 friends, acquaintances and associates for no consideration.

In October 2004, SmartMetrick sold 100,000 shares of SmartMetric common stock at $1.60 per share to approximately 15 people. These shares are restricted from transfer. SmartMetric relied on Section 4(2) of Securities Act when selling such securities. SmartMetric did not engage in general solicitation or advertising, and the purchasers did not purchase the common stock with the intent to resell it.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

The following exhibits are attached to this Form 10-QSB and made a part hereof.

Exhibit No.	Description

3(i)	Articles of Incorporation(1)

3(ii)	Bylaws(1)

10	Contract with Information Spectrum, Inc.(1)

31.1	Certification of HOMI’s Chief Exective Officer and Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

32.1
Certification of HOMI’s Chief Exective Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

(1)  Incorporated by reference from SmartMetric’s Registration Statement filed on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Dated: November 19, 2004	By: /s/ Colin Hendrick
Colin Hendrick, President