Form 10QSB
period 2004-12-31
SmartMetric, Inc.
filed 2005-02-15
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 3 month period ended December 31, 2004.

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

Common Stock- 8,674,214 - February 15, 2005
Class A Common Stock - 50,000,000 - February 15, 2005

SMARTMETRIC, INC.
FORM 10-QSB
December 31, 2004

INDEX

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION	PAGE

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets -
December 31, 2004 and June 30, 2004

Consolidated Statements of Operations -
Three Months Ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows -
Three Months Ended December 31, 2004 and 2003

Notes to Financial Statements -
Three Months Ended December 31, 2004 and 2003

Item 2 - PLAN OF OPERATION

Item 3 - CONTROLS AND PROCEDURES

PART II- OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3 - DEFAULTS UPON SENIOR SECURITIES

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5 - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

PART I. FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	June 30,
	2004	2004
Assets	(Unaudited)

Current assets:
Cash	$32,190	$64,142
Stock subscriptions receivable	-	35,602
Prepaid expenses	1,400	-

Total current assets	33,590	99,744

Other assets:
Patent costs	15,000	-
Deferred offering costs	80,000	52,500
Organization costs - net	360	420

Total assets	$128,950	$152,664

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$3,000	$1,250
Due to related party	29,427	51,850

Total current liabilities	32,427	53,100

Other liabilities	-	-

Total liabilities	32,427	53,100

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value;
50,000,000 shares authorized, 50,000,000 shares
issued and outstanding	50,000	50,000
Common stock, $.001 par value; 45,000,000 shares
authorized, issued and outstanding 8,628,464,
8,560,257 and 0 shares, respectively	8,628	8,560
Additional paid-in capital	135,233	77,042
Deficit accumulated during the development stage	(97,338)	(36,038)

Total stockholders' equity	96,523	99,564

Total liabilities and stockholders' equity	$128,950	$152,664

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					Cumulative
					During the
					Development
					Stage
	Six Months		Three Months		(December 18, 2002
	Ended December 31,		Ended December 31,		to December 31,
	2004	2003	2004	2003	2004)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative	20,890	1,061	11,880	1,031	27,593
Research and development	40,410	-	32,690	-	69,745

Total expenses	61,300	1,061	44,570	1,031	97,338

Net loss	$(61,300)	$(1,061)	$(44,570)	$(1,031)	$(97,338)

Net loss per share,
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average
number of common
shares outstanding,
basic and diluted	58,594,361	25,000,000	58,560,257	50,000,000

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			During the
			Development
			Stage
	Six Months		(December 18, 2002
	Ended December 31,		to December 31,
	2004	2003	2004)

Cash flows from operating activities:
Net loss	$(61,300)	$(1,061)	$(97,338)
Changes in assets and liabilities:
Prepaid expenses	(1,400)	-	(1,400)
Organization costs	60	60	(360)
Accounts payable
and accrued expenses	1,750	-	3,000

Net cash used for
operating activities	(60,890)	(1,001)	(96,098)

Cash flows from investing activities:
Patent costs incurred	(15,000)	-	(15,000)

Net cash used for
investing activities	(15,000)	-	(15,000)

Cash flows from financing activities:
Loans from related party	2,577	-	54,427
Repayment of loans from
related party	(25,000)	-	(25,000)
Stock subscriptions collected, net	93,861	100,000	193,861
Deferred offering costs incurred	(27,500)	-	(80,000)

Net cash provided
by financing activities	43,938	100,000	143,288

Net increase (decrease) in cash	(31,952)	98,999	32,190

Cash, beginning of period	64,142	-	-

Cash, end of period	$32,190	$98,999	$32,190

Supplemental disclosures
of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

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

COMPLETION OF PROTOTYPE

We have hired a company to design and manufacture a model of our Smartcard utilizing our licensed technology and according to our proposed plans for the Smartcard. That engineering firm has been working on the design and they have built the prototype, they will need to test it to determine if the electronic components work. Any defects will be reworked until all the engineering works to the satisfaction of SmartMetric. The finished product will be the prototype or model for our Smartcards, which will be manufactured upon receipt of customer orders. We expect this prototype to be complete in the second quarter of 2005.

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

In October and November 2004, SmartMetrick sold 68,207 shares of SmartMetric common stock at $1.50 per share to 9 people. These shares are restricted from transfer. SmartMetric relied on Section 4(2) of Securities Act when selling such securities. SmartMetric did not engage in general solicitation or advertising, and the purchasers did not purchase the common stock with the intent to resell it.

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

SMARTMETRIC, INC.

Dated: February 15, 2005	By: /s/ Colin Hendrick
Colin Hendrick, President