Form 10QSB/A
period 2004-09-30
SmartMetric, Inc.
filed 2005-05-27
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

(1) Yes X   No____  (2) Yes X   No___

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

Common Stock	8,721,094	May 15, 2005
Class A Common Stock	50,000,000	May 15, 2005

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

Item 2. PLAN OF OPERATION

OVERVIEW

Incorporated in 2002, SmartMetric and its founder and CEO, Colin Hendrick, have been engaged in research and development of a biometric security solution which would authenticate the identity of a person in a self-contained credit card-sized device. SmartMetric’s biometric card has been designed to use an on-board finger print sensor which is imbedded in the card along with an integrated circuit chip which will provide one gigabyte of memory capacity. SmartMetric has recently completed a prototype of its SmartCard but has not yet begun to manufacture SmartCards utilizing its licensed technology. To date, SmartMetric has had no sales revenues.

In December 2001 SmartMetric’s CEO, Colin Hendrick, applied for a patent for this biometric card technology connecting SmartCards to networks, and providing secure access for such connections. In June 2004, Mr. Hendrick transferred this technology to Applied Cryptology, Inc., a Nevada corporation, he owns and controls, and which owns 49,500,000 shares of SmartMetric common stock. On August 1, 2004, Applied Cryptology entered into a license agreement with SmartMetric pursuant to which Applied Cryptology agreed to license this technology to SmartMetric in perpetuity in exchange for a royalty payment. This patent was granted on September 14, 2004.

We had $0 sales revenue for the year ended June 30, 2004, with a net loss of $35,978. For the quarter ending September 30, 2004, there were no sales revenues and a net loss of $16,703.

In October 2003, we sold 50,000,000 shares of common stock to the President of SmatMetric at $.001 per share for a total of $50,000. From November 2003 to June 30, 2004, SmartMetric sold 8,560,257 shares of common stock to the President of the corporation, Colin Hendrick, at $.01 per share for a total of $85,602.57. Mr. Hendrick rendered complete payment for these shares by October 2004. In August 2004, Mr. Hendrick transferred these shares to approximately 600 shareholders for no consideration. All shares are restricted from resale, except 11,560,257 shares which are being registered for resale. Of these 11,560,257 shares, 3,000,000 are Class A common shares which are identical to undesignated common stock. In March 2005, Mr. Hendrick transferred 49,500,000 shares to Applied Cryptology, Inc., a company owed and controlled by Mr. Hendrick. Applied Cryptology is party to a license agreement with SmartMetric.

In September 2004, we sold 68,207 shares to 9 people at $1.50 per share. Between October 2004 and January 2005, we sold 92,630 shares of common stock to 11 investors at $1.50 per share. All shares issued in these two private placements are being registered by the Company in its proposed public offering.

PLAN OF OPERATION

Over the next 12 months, SmartMetric intends to commence marketing in an attempt to generate sales. We will use the proceeds of this offering to contract the production of our prototype and commence marketing. We believe that proceeds from the Maximum Offering will be sufficient to cover these costs, as well as working capital, for at least 12 months. We expect that we will have to raise additional funds starting 12 months after completion of the offering if we raise less than the Maximum Offering. The amount we raise will depend on the amount raised in this offering. In the event we raise the Minimum Offering, we will be able to contract the production of a maximum of 1,000 SmartCards and commence marketing. With the Minimum Offering, we will have working capital for 12 months, but will need to raise funds after that period. We believe a minimum of $500,000 is required for us to begin this limited production of our SmartCards.

We expect to outsource manufacturing of our SmartCards once we have sales orders. We do not intend to purchase any plants or significant equipment.

Once we have begun to generate sales, we intend to hire additional employees. However, until that time, we may only hire a few employees to market the SmartMetric SmartCard.

For the three months ended September 30, 2004, we spent $7,720 on research and development, and for the year ended June 30, 2004, we spend an additional $29,395.00. These funds were applied toward the production of a SmartCard prototype and its components. To date, Mr. Hendrick has neither been paid, nor reimbursed, for any of this research and development costs.

COMPLETION OF PROTOTYPE

A prototype of our SmartCard was completed in February 2005. The finished product is the prototype or model for our SmartCards, which will be manufactured upon receipt of customer orders. We intend to revise some of the engineering of the prototype so as to decrease the size of the circuitry contained in the SmartCard.

PRODUCTION OF SMARTCARDS

Now that we have a working prototype of our SmartCard, we will seek to obtain orders for it. Because SmartMetric does not own or rent a manufacturing facility, we have entered into a contract with a manufacturing facility to produce our SmartCards. Although we have begun negotiation s with two potential manufacturer, no contract has been signed.

SmartMetric believes its current sources of credit and liquidity, including funds raised in its private placement are insufficient to begin operations, including production of our SmartCards. SmartMetric believes the Maximum Offering proceeds will be sufficient to proceed with its plan of operations for the next twelve months. Our plan includes outsourcing or contract manufacturing of approximately 75,000 SmartCards. A key element of SmartMetric's growth strategy is raising adequate funding to begin to outsource the manufacture of its biometric card. We believe that $499,999.50 will suffice to begin outsourcing the manufacturing of our SmartCard. The amount of funds required will depend on the size of the orders we receive. We estimate that $499,999.50 will allow us to outsource production of 1,000 SmartCards, begin marketing them and provide us with enough working capital to last 12 months. We expect that orders larger than will require additional financing. Such financing may be in the form of debt or equity. Currently, SmartMetric has no material commitments for capital expenditures.

SmartMetric does not believe its business is seasonal in any way.

On October 30, 2003, we entered into an agreement with Information Spectrum, Inc. Pursuant to this agreement, ISI will seek to market our SmartCards. Once ISI begins such marketing efforts and is able to find companies and/or government agencies to purchase our SmartCards, we will begin production of our SmartCards. We intend to enter into an agreement with a third party to manufacture our SmartCards, but have not yet done so.

Item 3. CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are no changes in our internal controls over financial reporting identified in connection with the evaluation of our disclosure controls and procedures.

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

In September 2004, SmartMetrick sold 68,207 shares of SmartMetric common stock at $1.50 per share to 9 people. These shares are restricted from transfer. SmartMetric relied on Section 4(2) of Securities Act when selling such securities. SmartMetric did not engage in general solicitation or advertising, and the purchasers did not purchase the common stock with the intent to resell it.

In September 2004, SmartMetrick sold 68,207 shares of SmartMetric common stock at $1.50 per share to 9 people. These shares are restricted from transfer. SmartMetric relied on Section 4(2) of the Securities Act when selling such securities. SmartMetric did not engage in a general solicitation or advertising, and the purchasers did not purchase the common stock with the intent to resell it. Between December 2004 and January 2005, SmartMetric sold 92,630 shares of common stock to 11 investors at $1.50 per share. These shares are restricted from transfer. SmartMetric relied on Section 4(a) of the Securities Act when selling such securities. SmartMetric did not engage in any general solicitation or advertising, and the purchasers did not purchase the common stock with the intent to resell it.

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

SMARTMETRIC, INC.

Dated: May 27, 2005	By: /s/ Colin Hendrick
Colin Hendrick, President