Form 10QSB
period 2005-03-31
SmartMetric, Inc.
filed 2005-05-27
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 3 month period ended March 31, 2005.

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

(1) Yes X   No____  (2) Yes___  No X

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

Common Stock- 8,721,094 - May 15, 2005
Class A Common Stock - 50,000,000 - May 15, 2005

SMARTMETRIC, INC.
FORM 10-QSB
March 31, 2005

INDEX

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION	PAGE
3
Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets -	F-1
March 31, 2005 and June 30, 2004

Consolidated Statements of Operations -	F-2
Three Months Ended March 31, 2005 and 2004

Consolidated Statements of Cash Flows -	F-3
Three Months Ended March 31, 2005 and 2004

Notes to Financial Statements -	F-4
Three Months Ended March 31, 2005 and 2004

Item 2 - PLAN OF OPERATION	4

Item 3 - CONTROLS AND PROCEDURES	6

PART II- OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS	6

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6

Item 3 - DEFAULTS UPON SENIOR SECURITIES	7

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7

Item 5 - OTHER INFORMATION	7

Item 6 - EXHIBITS	7

PART I. FINANCIAL INFORMATION

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	June 30,
	2005	2004
Assets	(Unaudited)

Current assets:
Cash	$22,021	$64,142
Stock subscriptions receivable	69,496	35,602
Prepaid expenses	2,328	-

Total current assets	93,845	99,744

Other assets:
Patent costs, less accumulated amortization
of $750 and $0, respectively	14,250	-
Deferred offering costs	80,000	52,500
Organization costs - net	330	420

Total assets	$188,425	$152,664

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$21,486	$1,250
Accrued salary due to president	42,500	-
Due to related party	10,127	51,850

Total current liabilities	74,113	53,100

Other liabilities	-	-

Total liabilities	74,113	53,100

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value;
50,000,000 shares authorized, 50,000,000 shares
issued and outstanding	50,000	50,000
Common stock, $.001 par value; 45,000,000 shares
authorized, issued and outstanding 8,721,094 and
8,560,257 shares, respectively	8,721	8,560
Additional paid-in capital	222,260	77,042
Deficit accumulated during the development stage	(166,669)	(36,038)

Total stockholders' equity	114,312	99,564

Total liabilities and stockholders' equity	$188,425	$152,664

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
					Stage
	Nine Months		Three Months		(December 18, 2002
	Ended March 31,		Ended March 31,		to March 31,
	2005	2004	2005	2004	2005)

Revenues	$-	$-	$-	$-	$-

Expenses:
Officer's salary	42,500	-	42,500	-	42,500
Other general and
administrative	35,504	3,489	14,614	2,428	42,207
Research and development	52,627	20,000	12,217	20,000	81,962

Total expenses	130,631	23,489	69,331	22,428	166,669

Net loss	$(130,631)	$(23,489)	$(69,331)	$(22,428)	$(166,669)

Net loss per share,
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average
number of common
shares outstanding,
basic and diluted	58,621,167	33,333,333	58,674,779	50,000,000

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

				Cumulative
				During the
				Development
				Stage
	Nine Months			(December 18, 2002
	Ended March 31,			to March 31,
	2005	2004		2005)

Cash flows from operating activities:
Net loss	$(130,631)	$(23,489)		$(166,669)
Amortization of patent costs	750	-		750
Changes in assets and liabilities:
Prepaid expenses	(2,328)	-		(2,328)
Organization costs	90	90		(330)
Accounts payable and accrued expenses	20,236	-		21,486
Accrued salary due to president	42,500	-		42,500

Net cash used for operating activities	(69,383)	(23,399)		(104,591)

Cash flows from investing activities:
Patent costs incurred	(15,000)	-		(15,000)

Net cash used for investing activities	(15,000)	-		(15,000)

Cash flows from financing activities:
Loans from related party	2,577	-		54,427
Repayment of loans from related party	(44,300)	-		(44,300)
Stock subscriptions collected, net	111,485	100,000		211,485
Deferred offering costs incurred	(27,500)	-		(80,000)

Net cash provided by financing activities	42,262	100,000		141,612

Net increase (decrease) in cash	(42,121)	76,601		22,021

Cash, beginning of period	64,142	-		-

Cash, end of period	$22,021	$76,601		$22,021

Supplemental disclosures
of cash flow information:
Interest paid	$-	$-	$

Income taxes paid	$-	$-	$

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2005 and 2004
and For the Period December 18, 2002 (Date of Inception)
to March 31, 2005
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2005 and for the three and nine months ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the three month and nine month periods ended March 31, 2005 and 2004. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month and nine month period ended March 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2005. The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date.

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

NOTE 3 - STOCKHOLDERS’ EQUITY

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

On November 3, 2004, the Company deposited $102,311 from the sale of a total of 68,207 shares of common stock to 9 investors at a price of $1.50 per share. The net proceeds to the Company, after deducting $44,052 in costs relating to this private placement for fees paid to an unrelated third party, was $58,259.

The Company closed a second private placement on January 30, 2005, which resulted in the sale of a total of 92,630 shares of common stock to 11 investors at a price of $1.50 per share, or $138,945 gross proceeds. The net proceeds to the Company, after deducting $51,000 in fees paid to an unrelated third party and $825 in other costs, is $87,120.

The Class A common stock and the common stock have identical voting and other rights.

NOTE 4 - PLANNED PUBLIC OFFERING

The Company filed a Form SB-2 registration statement with the U.S. Securities and Exchange Commission in September 2004 in connection with a planned public offering (the “Public Offering”) of up to 6,666,666 shares of common stock at $1.50 per share or $9,999,999 total. The Company plans on offering the shares directly on a “best efforts, all or none basis” as to the first 333,333 shares and on a best efforts basis as to the remaining 6,333,333 shares. The shares are planned to be sold by SmartMetric’s officers and directors in a self-underwritten offering (although the Company may decide to engage registered broker-dealers to assist in the sale) for a period of 90 days (which may be extended for an additional 90 days at the Company’s option). The Public Offering plans that subscription proceeds will be placed in an escrow account until the minimum offering of $500,000 is achieved, after which proceeds shall be released directly to the Company; if the minimum offering is not sold by the end of the offering period, or extended offering period if so extended, the escrowed proceeds would be returned to investors. Also, certain selling shareholders plan on offering 11,721,094 shares for sale in this offering.

NOTE 5 - COMMITMENTS

Marketing agreement - On October 30, 2003, SmartMetric executed an agreement with Information Spectrum, Inc. (“ISI”). Pursuant to this agreement, ISI shall seek to market SmartMetric’s Smart Card technology by actively seeking customers interested in purchasing credential cards which incorporate SmartMetric’s patented Smart Card technology. Prior to ISI offering SmartMetric products by submitting a formal proposal, ISI and SmartMetric shall enter into a “Teaming Agreement” which will define each party’s rights and obligations concerning that particular sales opportunity. Every proposal will require its own Teaming Agreement. Pursuant to this Agreement, ISI is the exclusive reseller of SmartMetric products to agencies of the United States government and the Government of Canada. In addition, ISI has the right of first refusal for other marketing, sales or re-sales opportunities for customers other than the United States or Canadian governments. The term of this agreement is two years and may be extended upon mutual agreement of the parties.

Patent license agreement - Effective August 1, 2004, SmartMetric executed a license agreement with Applied Cryptology, Inc. (“ACI”), a corporation controlled by SmartMetric’s president and the owner of certain technology. Pursuant to the license agreement, SmartMetric has the right to make use of this technology for the purpose of developing software and systems to be used by SmartMetric to provide any or all of the following: 1) secure transactions over the Internet from home and office computers; 2) an automatic method for connecting to remote computers; 3) a method of developing targeted advertising to home and/or office computers; 4) identity verification and access control as provided for in the patent. Pursuant to this license agreement, ACI will receive 2% of all revenues generated by SmartMetric on products which utilize this patented technology. The license fee will be paid on a quarterly basis based on revenues received during the quarter. The license fee shall be due within 45 days of the end of each quarter. In the event no revenues are generated through the use of any of the licensed patents during a given quarter, no money shall be owed ACI for such quarter. ACI may rescind the license agreement and reclaim all rights and interest in the patents if certain events, such as SmartMetric’s filing for bankruptcy protection or reorganization, occur. This license agreement will remain in effect for the lives of the patents. SmartMetric may utilize the patent-pending technological applications anywhere in the world without limitation.

Employment agreement - Effective July 1, 2004, SmartMetric executed an employment agreement with its president. Pursuant to this one-year employment agreement, the president shall receive an annual salary of $170,000 commencing January 1, 2005. This salary will commence upon the Company achieving gross revenues of $1,000,000. Until that time, the salary shall be accrued and SmartMetric may pay the president as salary up to 25% of any offering proceeds received by the Company, which amount shall not exceed $170,000 in any given 12 month period. The president is also eligible for an annual bonus based on certain performance criteria to be determined by a Compensation Committee of the board of directors at a later date. His employment may be terminated for cause at any time. According to the employment agreement, any inventions, ideas, disclosures and improvements made or conceived by him during his employment, including adoptions and improvements to existing patents, shall be his property.

Rental agreement - The Company currently uses office space provided by its president at no cost to the Company. It is anticipated that the Company will start paying rent for this space following the successful completion of the Public Offering.

Lease agreement - In November 2004, SmartMetric executed a lease agreement for office space in Aventura, Florida. This agreement provides for monthly rentals of $800 and an initial term of six months ending May 31, 2005. Unless the lessor is notified in writing at least 60 days prior to the Termination Date, this agreement shall renew for additional one-year terms. Lessor has the right to terminate the lease agreement at any time upon 45 days advance written notice to SmartMetric.

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

We had $0 sales revenue for the year ended June 30, 2004, with a net loss of $35,978. For the quarter ending March 31, 2005, there were no sales revenues and a net loss of $69,331.

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

In September 2004, we sold 68,207 shares to 9 people at $1.50 per share. Between December 2004 and January 2005, SmartMetric sold 92,630 shares of common stock to 11 investors at $1.50 per share. All shares issued in these two private placements are being registered by the Company in its proposed registered offering.

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

For the nine months ended March 31, 2005, we spent $52,627 on research and development, and for the year ended June 30, 2004, we spend an additional $29,395.00. These funds were applied toward the production of a SmartCard prototype and its components. To date, Mr. Hendrick has neither been paid, nor reimbursed, for any of this research and development costs.

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

Item 3. CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in internal control over financial reporting identified in connection with the evaluation of our disclosure controls and procedures.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between November 2004 and June 30, 2004, SmartMetric sold 8,560,257 shares to Colin Hendrick, President, Chief Executive Officer and Chief Financial Officer of SmartMetric at $.01 per share for a total of $85,602.57. Mr. Hendrick completed payment of these shares in July 2004. This sale was made pursuant to Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising, and Mr. Hendrick did not purchase the shares with intent to resell them. In August 2004, Mr. Hendrick transferred 8,560,257 shares to approximately 600 friends, acquaintances and associates for no consideration.

In September 2004, SmartMetric sold 68,207 shares of SmartMetric common stock at $1.50 per share to 9 people. These shares are restricted from transfer. SmartMetric relied on Section 4(2) of the Securities Act when selling such securities. SmartMetric did not engage in a general solicitation or advertising, and the purchasers did not purchase the common stock with the intent to resell it. Between December 2004 and January 2005, SmartMetric sold 92,630 shares of common stock to 11 investors at $1.50 per share. These shares are restricted from transfer. SmartMetric relied on Section 4(a) of the Securities Act when selling such securities. SmartMetric did not engage in any general solicitation or advertising, and the purchasers did not purchase the common stock with the intent to resell it.

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

SMARTMETRIC, INC.

Dated: May 25, 2005	By: /s/ Colin Hendrick
Colin Hendrick, President