Form 10QSB/A
period 2004-12-31
SmartMetric, Inc.
filed 2005-05-31
CIK 1301991

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

(1) Yes X   No___  (2) Yes X   No ___

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:
Common Stock	8,721,094	May 15, 2005
Class A Common Stock	50,000,000	May 15, 2005

SMARTMETRIC, INC.
FORM 10-QSB
December 31, 2004

INDEX

PART I. FINANCIAL INFORMATION
PAGE

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)	3

Consolidated Balance Sheets -	F-1
December 31, 2004 and June 30, 2004

Consolidated Statements of Operations -	F-2
Three Months Ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows -	F-3
Three Months Ended December 31, 2004 and 2003

Notes to Financial Statements -	F-4
Three Months Ended December 31, 2004 and 2003

Item 2 - PLAN OF OPERATION	4

Item 3 - CONTROLS AND PROCEDURES	6

PART II- OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS	6

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7

Item 3 - DEFAULTS UPON SENIOR SECURITIES	7

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7

Item 5 - OTHER INFORMATION	7

Item 6 - EXHIBITS	7

PART I. FINANCIAL INFORMATION

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	June 30,
	2004	2004
Assets	(Unaudited)

Current assets:
Cash	$32,190	$64,142
Stock subscriptions receivable	-	35,602
Prepaid expenses	1,400	-

Total current assets	33,590	99,744

Other assets:
Patent costs, less accumulated amortization of
$375 and $0, respectively	14,625	-
Deferred offering costs	80,000	52,500
Organization costs - net	360	420

Total assets	$128,575	$152,664

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$3,000	$1,250
Due to related party	29,427	51,850

Total current liabilities	32,427	53,100

Other liabilities	-	-

Total liabilities	32,427	53,100

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value;
50,000,000 shares authorized, 50,000,000 shares
issued and outstanding	50,000	50,000
Common stock, $.001 par value; 45,000,000 shares
authorized, issued and outstanding 8,628,464,
8,560,257 and 0 shares, respectively	8,628	8,560
Additional paid-in capital	135,233	77,042
Deficit accumulated during the development stage	(97,713)	(36,038)

Total stockholders' equity	96,148	99,564

Total liabilities and stockholders' equity	$128,575	$152,664

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					Cumulative
					During the
					Development
					Stage
	Six Months		Three Months		(December 18, 2002
	Ended December 31,		Ended December 31,		to December 31,
	2004	2003	2004	2003	2004)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative	21,265	1,061	12,255	1,031	27,968
Research and development	40,410	-	32,690	-	69,745

Total expenses	61,675	1,061	44,945	1,031	97,713

Net loss	$(61,675)	$(1,061)	$(44,945)	$(1,031)	$(97,713)

Net loss per share,
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average
number of common
shares outstanding,
basic and diluted	58,594,361	25,000,000	58,560,257	50,000,000

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			During the
			Development
			Stage
	Six Months		(December 18, 2002
	Ended December 31,		to December 31,
	2004	2003	2004)

Cash flows from operating activities:
Net loss	$(61,675)	$(1,061)	$(97,713)
Amortization of patent costs	375	-	375
Changes in assets and liabilities:
Prepaid expenses	(1,400)	-	(1,400)
Organization costs	60	60	(360)
Accounts payable
and accrued expenses	1,750	-	3,000

Net cash used for
operating activities	(60,890)	(1,001)	(96,098)

Cash flows from investing activities:
Patent costs incurred	(15,000)	-	(15,000)

Net cash used for
investing activities	(15,000)	-	(15,000)

Cash flows from financing activities:
Loans from related party	2,577	-	54,427
Repayment of loans from
related party	(25,000)	-	(25,000)
Stock subscriptions collected, net	93,861	100,000	193,861
Deferred offering costs incurred	(27,500)	-	(80,000)

Net cash provided
by financing activities	43,938	100,000	143,288

Net increase (decrease) in cash	(31,952)	98,999	32,190

Cash, beginning of period	64,142	-	-

Cash, end of period	$32,190	$98,999	$32,190

Supplemental disclosures
of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2004 and 2003
and For the Period December 18, 2002 (Date of Inception)
to December 31, 2004
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2004 and for the three and six months ended December 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2004 and the results of operations and cash flows for the three month and six month periods ended December 31, 2004 and 2003. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month and six month period ended December 31, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2005. The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date.

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

NOTE 3 - DUE TO RELATED PARTY

Prior to opening the Company’s bank account, the president of the Company paid organization costs of $600 on behalf of the Company. Subsequently, the president of the Company paid legal fees of $52,500 and audit fees of $1,250 on behalf of the Company and advanced $77 directly to the Company. On December 14, 2004, SmartMetric repaid $25,000 of the then $54,427 balance due to related party. These loans do not bear interest and are due on demand.
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

NOTE 5 - PLANNED PUBLIC OFFERING

The Company filed a Form SB-2 registration statement with the U.S. Securities and Exchange Commission in September 2004 in connection with a public offering (the “Public Offering”) of up to 6,666,666 shares of common stock at $1.50 per share or $9,999,999 total. The Company plans on offering the shares directly on a “best efforts, all or none basis” as to the first 333,333 shares and on a best efforts basis as to the remaining 6,333,333 shares. The shares are planned to be sold by SmartMetric’s officers and directors in a self-underwritten offering (although the Company may decide to engage registered broker-dealers to assist in the sale) for a period of 90 days (which may be extended for an additional 90 days at the Company’s option). The Public Offering plans that subscription proceeds will be placed in an escrow account until the minimum offering of $500,000 is achieved, after which proceeds shall be released directly to the Company; if the minimum offering is not sold by the end of the offering period, or extended offering period if so extended, the escrowed proceeds would be returned to investors. Also, certain selling shareholders plan on offering 11,721,094 shares for sale in this offering.

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

Lease agreement - In November 2004, SmartMetric executed a lease agreement for office space in Aventura, Florida. This agreement provides for monthly rentals of $700 and an initial term of six months ending May 31, 2005. Unless the lessor is notified in writing at least 60 days prior to the Termination Date, this agreement shall renew for additional one-year terms. Lessor has the right to terminate the lease agreement at any time upon 45 days advance written notice to SmartMetric.

NOTE 7 - SUBSEQUENT EVENT

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

We had $0 sales revenue for the year ended June 30, 2004, with a net loss of $35,978. For the quarter ending December 31, 2004, there were no sales revenues and a net loss of $17,105.

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

In September 2004, we sold 68,207 shares to 9 people at $1.50 per share. Between December 2004 and January 2005, SmartMetric sold 92,630 shares of common stock to 11 investors at $1.50 per share. All shares sold in these two private placements are being registered by SmartMetric.

All 68,207 shares are being registered in this registration statement.

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

For the six months ended December 31, 2004, we spent $40,409.95 on research and development, and for the year ended June 30, 2004, we spend an additional $29,395.00. These funds were applied toward the production of a SmartCard prototype and its components. To date, Mr. Hendrick has neither been paid, nor reimbursed, for any of this research and development costs.

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

Item 3. CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial report identified in connection with the evaluation of our disclosure controls and procedures.

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

In October and November 2004, SmartMetric sold 68,207 shares of SmartMetric common stock at $1.50 per share to 9 people. These shares are restricted from transfer. SmartMetric relied on Section 4(2) of Securities Act when selling such securities. SmartMetric did not engage in general solicitation or advertising, and the purchasers did not purchase the common stock with the intent to resell it.

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