Form 10QSB/A
period 2004-12-31
SmartMetric, Inc.
filed 2005-08-04
CIK 1301991

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

(1) Yes  |X|           No |_|           (2) Yes  |X|              No |_|

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:



                       Common Stock  8,721,094       August 2, 2005
               Class A Common Stock  50,000,000      August 2, 2005

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

   Item 1 - LEGAL PROCEEDINGS

   Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   Item 3 - DEFAULTS UPON SENIOR SECURITIES

   Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Item 5 - OTHER INFORMATION

   Item 6 - EXHIBITS

PART I.  FINANCIAL INFORMATION

                     SMARTMETRIC, INC. AND SUBSIDIARY
                       (A Development Stage Company)
                        Consolidated Balance Sheets

                                                              December 31,     June 30,
                                                                  2004            2004
                                                              ------------    ------------
Assets                                                        (Unaudited)

Current assets:
   Cash                                                       $     32,190    $     64,142
   Stock subscriptions receivable                                       --          35,602
   Prepaid expenses                                                  1,400              --
                                                              ------------    ------------

      Total current assets                                          33,590          99,744

Other assets:
   Patent costs, less accumulated amortization of
      $375 and $0, respectively                                     14,625              --
   Deferred offering costs                                          80,000          52,500
   Costs associated with sale of common stock
      subject to possible rescission                                44,052              --
   Organization costs - net                                            360             420
                                                              ------------    ------------

Total assets                                                  $    172,627    $    152,664
                                                              ============    ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                      $      3,000    $      1,250
   Due to related party                                             29,427          51,850
                                                              ------------    ------------

      Total current liabilities                                     32,427          53,100

Other liabilities                                                       --              --
                                                              ------------    ------------

   Total liabilities                                                32,427          53,100
                                                              ------------    ------------

Common stock subject to possible rescission (68,207 shares)        102,311              --

Stockholders' equity :
   Preferred stock, $.01 par value; 5,000,000 shares
      authorized, 0 shares issued and outstanding                       --              --
   Class A common stock, $.001 par value; 50,000,000 shares
      authorized, 50,000,000 shares issued and outstanding          50,000          50,000
   Common stock, $.001 par value; 45,000,000 shares
      authorized, issued and outstanding 8,560,257,
      8,560,257 and 0 shares, respectively                           8,560           8,560
   Additional paid-in capital                                       77,042          77,042
   Deficit accumulated during the development stage                (97,713)        (36,038)
                                                              ------------    ------------

      Total stockholders' equity                                    37,889          99,564
                                                              ------------    ------------

Total liabilities and stockholders' equity                    $    172,627    $    152,664
                                                              ============    ============

See notes to consolidated financial statements.

                        SMARTMETRIC, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                Cumulative
                                                                                                During the
                                                                                                Development
                                         Six Months                    Three Months                Stage
                                      Ended December 31,              Ended December 31,     (December 18, 2002
                                ----------------------------    ----------------------------   to December 31,
                                    2004            2003            2004            2003            2004)
                                ------------    ------------    ------------    ------------    ------------
Revenues                        $         --    $         --    $         --    $         --    $         --
                                ------------    ------------    ------------    ------------    ------------

Expenses:
   General and administrative         21,265           1,061          12,255           1,031          27,968
   Research and development           40,410              --          32,690              --          69,745
                                ------------    ------------    ------------    ------------    ------------

      Total expenses                  61,675           1,061          44,945           1,031          97,713
                                ------------    ------------    ------------    ------------    ------------

Net loss                        $    (61,675)   $     (1,061)   $    (44,945)   $     (1,031)   $    (97,713)
                                ============    ============    ============    ============    ============

Net loss per share,
   basic and diluted            $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                ============    ============    ============    ============

Weighted average
   number of common
   shares outstanding,
   basic and diluted              58,560,257      25,000,000      58,560,257      50,000,000
                                ============    ============    ============    ============


See notes to consolidated financial statements.

                        SMARTMETRIC, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Cumulative
                                                                                       During the
                                                                                      Development
                                                             Six Months                  Stage
                                                          Ended December 31,     (December 18, 2002
                                                     ----------------------------   to December 31,
                                                         2004            2003            2004)
                                                     ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                          $    (61,675)   $     (1,061)   $    (97,713)
   Amortization of patent costs                               375              --             375
   Changes in assets and liabilities:
      Prepaid expenses                                     (1,400)             --          (1,400)
      Organization costs                                       60              60            (360)
      Accounts payable
         and accrued expenses                               1,750              --           3,000
                                                     ------------    ------------    ------------

      Net cash used for
         operating activities                             (60,890)         (1,001)        (96,098)
                                                     ------------    ------------    ------------

Cash flows from investing activities:
   Patent costs incurred                                  (15,000)             --         (15,000)
                                                     ------------    ------------    ------------

   Net cash used for
      investing activities                                (15,000)             --         (15,000)
                                                     ------------    ------------    ------------

Cash flows from financing activities:
   Loans from related party                                 2,577              --          54,427
   Repayment of loans from
      related party                                       (25,000)             --         (25,000)
   Stock subscriptions collected, net                      93,861         100,000         193,861
   Deferred offering costs incurred                       (27,500)             --         (80,000)
                                                     ------------    ------------    ------------

   Net cash provided
      by  financing activities                             43,938         100,000         143,288
                                                     ------------    ------------    ------------

Net increase (decrease) in cash                           (31,952)         98,999          32,190

Cash, beginning of period                                  64,142              --              --
                                                     ------------    ------------    ------------

Cash, end of period                                  $     32,190    $     98,999    $     32,190
                                                     ============    ============    ============

Supplemental disclosures of cash flow information:
   Interest paid                                     $         --    $         --    $         --
                                                     ------------    ------------    ------------

   Income taxes paid                                 $         --    $         --    $         --
                                                     ------------    ------------    ------------


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2004 as included in our report on Form 10-KSB.

NOTE 2 - ORGANIZATION

SmartMetric, Inc. ("SmartMetric") was incorporated in the State of Nevada on December 18, 2002. SmartMetric is developing a credit card size plastic card embedded with an integrated circuit chip and biometric fingerprint sensor which provides identification of the user (the "SmartMetric Smart Card") to market to government agencies, corporations, and organizations interested in identification cards.

NOTE 3 - DUE TO RELATED PARTY

Prior to opening the Company's bank account, the president of the Company paid organization costs of $600 on behalf of the Company. Subsequently, the president of the Company paid legal fees of $52,500 and audit fees of $1,250 on behalf of the Company and advanced $77 directly to the Company. On December 14, 2004, SmartMetric repaid $25,000 of the then $54,427 balance due to related party. These loans do not bear interest and are due on demand.

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

NOTE 4 - COMMON STOCK SUBJECT TO POSSIBLE RESCISSION

On November 3, 2004, the Company deposited $102,311 from the sale of a total of 68,207 shares of common stock to 9 investors at a price of $1.50 per share. The net proceeds to the Company, after deducting $44,052 in costs relating to this private placement for fees paid to an unrelated third party, was $58,259.

Since the private placement occurred after the Company's filing of its Registration Statement on Form SB-2 on September 3, 2004 (see note 6), the related investors may have rescission rights under the federal securities laws. Accordingly, the Company has classified the $102,311 gross proceeds from this private placement as temporary equity separate and apart from stockholders' equity and has classified the $44,052 related costs as an other asset.

In the event that a claim for rescission arises and is allowed, the Company will deduct such amount from "common stock subject to possible rescission" and will expense the proportionate share of costs related thereto (by reducing the "costs associated with sale of common stock subject to possible rescission" other asset). In the event that it is determined an investor no longer has a possible rescission right, the gross proceeds less proportionate share of costs will be recorded as stockholders' equity.

Management is unable to determine at this time whether any claim for rescission will be filed against the Company; however, there is no assurance that claims will not be asserted.

NOTE 5 - STOCKHOLDERS' EQUITY

In October 2003, the Company sold 50,000,000 shares of Class A common stock to the president of the Company at a price of $.001 per share, or $50,000 total. From October 2003 to June 30, 2004, the Company sold 8,560,257 shares of common stock (the "Additional Shares") to the president of the Company at a price of $.01 per share, or $85,602 total. These Additional Shares were assigned by the president of the Company in varying amounts to approximately 600 shareholders for no consideration.

The Class A common stock and the common stock have identical voting and other rights.

NOTE 6 - PLANNED PUBLIC OFFERING

The Company filed a Form SB-2 registration statement with the U.S. Securities and Exchange Commission in September 2004 in connection with a public offering (the "Public Offering") of, as amended, up to 6,666,666 shares of common stock at $1.50 per share or $9,999,999 total. The Company plans on offering the shares directly on a "best efforts, all or none basis" as to the first 333,333 shares and on a best efforts basis as to the remaining 6,333,333 shares. The shares are planned to be sold by SmartMetric's officers and directors in a self-underwritten offering

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

(although the Company may decide to engage registered broker-dealers to assist in the sale) for a period of 90 days (which may be extended for an additional 90 days at the Company's option). The Public Offering plans that subscription proceeds will be placed in an escrow account until the minimum offering of $500,000 is achieved, after which proceeds shall be released directly to the Company; if the minimum offering is not sold by the end of the offering period, or extended offering period if so extended, the escrowed proceeds would be returned to investors. Also, certain selling shareholders plan on offering 11,721,094 shares for sale in this offering, 3,000,000 of which are shares of Class A Common Stock.

NOTE 7 - COMMITMENTS

Marketing agreement - On October 30, 2003, SmartMetric executed an agreement with Information Spectrum, Inc. ("ISI"). Pursuant to this agreement, ISI shall seek to market SmartMetric's Smart Card technology by actively seeking customers interested in purchasing credential cards which incorporate SmartMetric's patented Smart Card technology. Prior to ISI offering SmartMetric products by submitting a formal proposal, ISI and SmartMetric shall enter into a "Teaming Agreement" which will define each party's rights and obligations concerning that particular sales opportunity. Every proposal will require its own Teaming Agreement. Pursuant to this Agreement, ISI is the exclusive reseller of SmartMetric products to agencies of the United States government and the Government of Canada. In addition, ISI has the right of first refusal for other marketing, sales or re-sales opportunities for customers other than the United States or Canadian governments. The term of this agreement is two years and may be extended upon mutual agreement of the parties.

Patent license agreement - Effective August 1, 2004, SmartMetric executed a license agreement with Applied Cryptology, Inc. ("ACI"), a corporation controlled by SmartMetric's president and the owner of certain technology for which there are patents pending in the United States and Australia. Pursuant to the license agreement, SmartMetric has the right to make use of this technology for the purpose of developing software and systems to be used by SmartMetric to provide any or all of the following: 1) secure transactions over the Internet from home and office computers; 2) an automatic method for connecting to remote computers; 3) a method of developing targeted advertising to home and/or office computers; 4) identity verification and access control as provided for in the patent. Pursuant to this license agreement, ACI will receive 2% of all revenues generated by SmartMetric on products which utilize this patented technology. The license fee will be paid on a quarterly basis based on revenues received during the quarter. The license fee shall be due within 45 days of the end of each quarter. In the event no revenues are generated through the use of any of the licensed patents during a given quarter, no money shall be owed ACI for such quarter. ACI may rescind the license agreement and reclaim all rights and interest in the patents if certain events, such as SmartMetric's filing for bankruptcy protection or reorganization, occur. This license agreement will remain in effect for the lives of the patents. SmartMetric may utilize the patent-pending technological applications anywhere in the world without limitation.

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

Employment agreement - Effective July 1, 2004, SmartMetric executed an employment agreement with its president. Pursuant to this employment agreement, the president shall receive an annual salary of $170,000 commencing January 1, 2005. This salary will commence upon the Company achieving gross revenues of $1,000,000. Until that time, the salary shall be accrued and SmartMetric may pay the president as salary up to 25% of any offering proceeds received by the Company, which amount shall not exceed $170,000 in any given 12 month period. The president is also eligible for an annual bonus based on certain performance criteria to be determined by a Compensation Committee of the board of directors at a later date. His employment may be terminated for cause at any time. According to the employment agreement, any inventions, ideas, disclosures and improvements made or conceived by him during his employment, including adoptions and improvements to existing patents, shall be his property. The term of this agreement is one year and may be renewed by the mutual written agreement of the president and the Company for additional consecutive one year terms. In June 2005, the parties renewed this employment agreement for one year to June 30, 2006.

Rental agreement - The Company currently uses office space provided by its president at no cost to the Company. It is anticipated that the Company will start paying rent for this space following the successful completion of the Public Offering.

Lease agreement - In November 2004, SmartMetric executed a lease agreement for office space in Aventura, Florida. This agreement provides for monthly rentals of $700 and an initial term of six months ending May 31, 2005. Unless the lessor is notified in writing at least 60 days prior to the Termination Date (which notification was not made), this agreement shall renew for additional one-year terms. Lessor has the right to terminate the lease agreement at any time upon 45 days advance written notice to SmartMetric.

NOTE 8 - SUBSEQUENT EVENTS

The Company closed a second private placement on January 30, 2005, which resulted in the sale of a total of 92,630 shares of common stock to 11 investors at a price of $1.50 per share, or $138,945 gross proceeds. The net proceeds to the Company, after deducting $51,000 in fees paid to an unrelated third party and $825 in other costs, is $87,120. For the same reason which applied to the private placement closed in October 2004 (see note 4), the $138,945 gross proceeds will be classified as "common stock subject to possible rescission" and the $51,825 related costs will be classified as an other asset.

In July 2005, SmartMetric received a total of $60,000 in loans from two shareholders. The loans bear interest at a rate of 6% per annum and are due in full on December 31, 2007.

Item 2.  PLAN OF OPERATION

OVERVIEW

         Incorporated in 2002, SmartMetric and its founder and CEO, Colin Hendrick, have been engaged in research and development of a biometric security solution which would authenticate the identity of a person in a self-contained credit card-sized device. SmartMetric's biometric card has been designed to use an on-board finger print sensor which is imbedded in the card along with an integrated circuit chip which will provide one gigabyte of memory capacity. SmartMetric has recently completed a prototype of its SmartCard but has not yet begun to manufacture SmartCards utilizing its licensed technology. To date, SmartMetric has had no sales revenues.

         In December 2001 SmartMetric's CEO, Colin Hendrick, applied for a patent for this biometric card technology connecting SmartCards to networks, and providing secure access for such connections. In June 2004, Mr. Hendrick transferred this technology to Applied Cryptology, Inc., a Nevada corporation, he owns and controls, and which owns 49,500,000 shares of SmartMetric common stock. On August 1, 2004, Applied Cryptology entered into a license agreement with SmartMetric pursuant to which Applied Cryptology agreed to license this technology to SmartMetric in perpetuity in exchange for a royalty payment. This patent was granted on September 14, 2004.

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

         In September through October 2004, we sold 68,207 shares to 9 people at $1.50 per share. Between December 2004 and January 2005, SmartMetric sold 92,630 shares of common stock to 11 investors at $1.50 per share. All shares sold in these two private placements are being registered by SmartMetric. These shares may be subject to shareholder rescission. The shares sold in these two offerings are being registered in a registration statement filed by SmartMetric with the Securities and Exchange Commission.

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

         In September through October 2004, SmartMetric sold 68,207 shares of SmartMetric common stock at $1.50 per share to 9 people. In December 2004 through January 2005, SmartMetric sold 92,630 shares of common stock to 11 investors at $1.50 per share. These shares are restricted from transfer. SmartMetric relied on Section 4(2) of Securities Act when selling such securities. SmartMetric did not engage in general solicitation or advertising, and the purchasers did not purchase the common stock with the intent to resell it. The shares sold in these two offerings may be subject to shareholder rescission.

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

         Exhibit No.           Description

                 3(i)          Articles of Incorporation(1)

                3(ii)          Bylaws(1)

                  10           Contract with Information Spectrum, Inc.(1)

                 31.1 Certification of HOMI's Chief Exective Officer and Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934

                 32.1 Certification of HOMI's Chief Exective Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

(1) Incorporated by reference from SmartMetric's Registration Statement filed on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SMARTMETRIC, INC.

Dated: August 3, 2005                          By:   /s/ Colin Hendrick
                                                     Colin Hendrick, President