Form 10QSB/A
period 2005-03-31
SmartMetric, Inc.
filed 2005-08-04
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the 3 month period ended March 31, 2005.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                       Common Stock- 8,721,094 - August 2,
             2005 Class A Common Stock - 50,000,000 - August 2, 2005

PART I.  FINANCIAL INFORMATION


                                SMARTMETRIC, INC.
                                   FORM 10-QSB
                                 March 31, 2005


                                      INDEX



PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION                                            PAGE

   Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

           Consolidated Balance Sheets -
             March 31, 2005 and June 30, 2004

           Consolidated Statements of Operations -
             Three Months Ended March 31, 2005 and 2004

           Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 2005 and 2004

           Notes to Financial Statements -
             Three Months Ended March 31, 2005 and 2004

   Item 2 - PLAN OF OPERATION

   Item 3 - CONTROLS AND PROCEDURES

PART II- OTHER INFORMATION

   Item 1 - LEGAL PROCEEDINGS

   Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   Item 3 - DEFAULTS UPON SENIOR SECURITIES

   Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Item 5 - OTHER INFORMATION

   Item 6 - EXHIBITS

                      SMARTMETRIC, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                         Consolidated Balance Sheets

                                                                March 31,        June 30,
                                                                   2005            2004
                                                               ------------    ------------
Assets                                                          (Unaudited)
------
Current assets:
   Cash                                                        $     22,021    $     64,142
   Stock subscriptions receivable                                    69,496          35,602
   Prepaid expenses                                                   2,328              --
                                                               ------------    ------------

      Total current assets                                           93,845          99,744

Other assets:
   Patent costs, less accumulated amortization
      of $750 and $0, respectively                                   14,250              --
   Deferred offering costs                                           80,000          52,500
   Costs associated with sale of common stock
      subject to possible rescission                                 95,877              --
   Organization costs - net                                             330             420
                                                               ------------    ------------

Total assets                                                   $    284,302    $    152,664
                                                               ============    ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                       $     21,486    $      1,250
   Accrued salary due to president                                   42,500              --
   Due to related party                                              10,127          51,850
                                                               ------------    ------------

      Total current liabilities                                      74,113          53,100

Other liabilities                                                        --              --
                                                               ------------    ------------

   Total liabilities                                                 74,113          53,100
                                                               ------------    ------------

Common stock subject to possible rescission (160,837 shares)        241,256              --

Stockholders' equity :
   Preferred stock, $.01 par value; 5,000,000 shares
      authorized, 0 shares issued and outstanding                        --              --
   Class A common stock, $.001 par value;
      50,000,000 shares authorized, 50,000,000 shares
      issued and outstanding                                         50,000          50,000
   Common stock, $.001 par value; 45,000,000 shares
      authorized, issued and outstanding 8,560,257 and
      8,560,257 shares, respectively                                  8,560           8,560
   Additional paid-in capital                                        77,042          77,042
   Deficit accumulated during the development stage                (166,669)        (36,038)
                                                               ------------    ------------

      Total stockholders' equity (deficiency)                       (31,067)         99,564
                                                               ------------    ------------

Total liabilities and stockholders' equity                     $    284,302    $    152,664
                                                               ============    ============

See notes to consolidated financial statements.

          SMARTMETRIC, INC. AND SUBSIDIARY
           (A Development Stage Company)
        Consolidated Statements of Cash Flows
                    (Unaudited)

                                                                                     Cumulative
                                                                                     During the
                                                                                    Development
                                                             Nine Months                Stage
                                                            Ended March 31,      (December 18, 2002
                                                     ----------------------------    to March 31,
                                                         2005            2004            2005)
                                                     ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                          $   (130,631)   $    (23,489)   $   (166,669)
   Amortization of patent costs                               750              --             750
   Changes in assets and liabilities:
      Prepaid expenses                                     (2,328)             --          (2,328)
      Organization costs                                       90              90            (330)
      Accounts payable and accrued expenses                20,236              --          21,486
      Accrued salary due to president                      42,500              --          42,500
                                                     ------------    ------------    ------------

      Net cash used for operating activities              (69,383)        (23,399)       (104,591)
                                                     ------------    ------------    ------------

Cash flows from investing activities:
   Patent costs incurred                                  (15,000)             --         (15,000)
                                                     ------------    ------------    ------------

   Net cash used for investing activities                 (15,000)             --         (15,000)
                                                     ------------    ------------    ------------

Cash flows from financing activities:
   Loans from related party                                 2,577              --          54,427
   Repayment of loans from related party                  (44,300)             --         (44,300)
   Stock subscriptions collected, net                     111,485         100,000         211,485
   Deferred offering costs incurred                       (27,500)             --         (80,000)
                                                     ------------    ------------    ------------

   Net cash provided by  financing activities              42,262         100,000         141,612
                                                     ------------    ------------    ------------

Net increase (decrease) in cash                           (42,121)         76,601          22,021

Cash, beginning of period                                  64,142              --              --
                                                     ------------    ------------    ------------

Cash, end of period                                  $     22,021    $     76,601    $     22,021
                                                     ============    ============    ============

Supplemental disclosures of cash flow information:
   Interest paid                                     $         --    $         --    $
                                                     ------------    ------------    ------------

   Income taxes paid                                 $         --    $         --    $
                                                     ------------    ------------    ------------



See notes to consolidated financial statements.

                        SMARTMETRIC, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                              Cumulative
                                                                                              During the
                                                                                              Development
                                      Nine Months                    Three Months                Stage
                                    Ended March 31,                 Ended March 31,        (December 18, 2002
                              ----------------------------    ----------------------------    to March 31,
                                  2005            2004            2005            2004            2005)
                              ------------    ------------    ------------    ------------    ------------
Revenues                      $         --    $         --    $         --    $         --    $         --
                              ------------    ------------    ------------    ------------    ------------

Expenses:
   Officer's salary                 42,500              --          42,500              --          42,500
   Other general and
      administrative                35,504           3,489          14,614           2,428          42,207
   Research and development         52,627          20,000          12,217          20,000          81,962
                              ------------    ------------    ------------    ------------    ------------

      Total expenses               130,631          23,489          69,331          22,428         166,669
                              ------------    ------------    ------------    ------------    ------------

Net loss                      $   (130,631)   $    (23,489)   $    (69,331)   $    (22,428)   $   (166,669)
                              ============    ============    ============    ============    ============

Net loss per share,
   basic and diluted          $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                              ============    ============    ============    ============

Weighted average
   number of common
   shares outstanding,
   basic and diluted            58,560,257      33,333,333      58,560,257      50,000,000
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

NOTE 3 - COMMON STOCK SUBJECT TO POSSIBLE RESCISSION

On November 3, 2004, the Company deposited $102,311 from the sale of a total of 68,207 shares of common stock to 9 investors at a price of $1.50 per share. The net proceeds to the Company, after deducting $44,052 in costs relating to this private placement for fees paid to an unrelated third party, was $58,259.

On January 30, 2005, the Company closed a second private placement which resulted in the sale of a total of 92,630 shares of common stock to 11 investors at a price of $1,50 per share, or $138,945 gross proceeds. The net proceeds to the Company, after deducting $51,000 in fees paid to an unrelated third party and $825 in other costs, was $87,120.

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

Since the private placements referred to in the two preceding paragraphs occurred after the Company's filing of its Registration Statement on Form SB-2 on September 3, 2004 (see note 5), the related investors may have rescission rights under the federal securities laws. Accordingly, the Company has classified the $241,256 gross proceeds from these private placements as temporary equity separate and apart from stockholders' equity and has classified the $95,877 related costs as an other asset.

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

NOTE 4 - STOCKHOLDERS' EQUITY

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

NOTE 5 - PLANNED PUBLIC OFFERING

The Company filed a Form SB-2 registration statement with the U.S. Securities and Exchange Commission in September 2004 in connection with a planned public offering (the "Public Offering") of, as amended, up to 6,666,666 shares of common stock at $1.50 per share or $9,999,999 total. The Company plans on offering the shares directly on a "best efforts, all or none basis" as to the first 333,333 shares and on a best efforts basis as to the remaining 6,333,333 shares. The shares are planned to be sold by SmartMetric's officers and directors in a self-underwritten offering (although the Company may decide to engage registered broker-dealers to assist in the sale) for a period of 90 days (which may be extended for an additional 90 days at the Company's option). The Public Offering plans that subscription proceeds will be placed in an escrow account until the minimum offering of $500,000 is achieved, after which

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

proceeds shall be released directly to the Company; if the minimum offering is not sold by the end of the offering period, or extended offering period if so extended, the escrowed proceeds would be returned to investors. Also, certain selling shareholders plan on offering 11,721,094 shares for sale in this offering, 3,000,000 of which are shares of Class A Common Stock.

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

Patent license agreement - Effective August 1, 2004, SmartMetric executed a license agreement with Applied Cryptology, Inc. ("ACI"), a corporation controlled by SmartMetric's president and the owner of certain technology. Pursuant to the license agreement, SmartMetric has the right to make use of this technology for the purpose of developing software and systems to be used by SmartMetric to provide any or all of the following: 1) secure transactions over the Internet from home and office computers; 2) an automatic method for connecting to remote computers; 3) a method of developing targeted advertising to home and/or office computers; 4) identity verification and access control as provided for in the patent. Pursuant to this license agreement, ACI will receive 2% of all revenues generated by SmartMetric on products which utilize this patented technology. The license fee will be paid on a quarterly basis based on revenues received during the quarter. The license fee shall be due within 45 days of the end of each quarter. In the event no revenues are generated through the use of any of the licensed patents during a given quarter, no money shall be owed ACI for such quarter. ACI may rescind the license agreement and reclaim all rights and interest in the patents if certain events, such as SmartMetric's filing for bankruptcy protection or reorganization, occur. This license agreement will remain in effect for the lives of the patents. SmartMetric may utilize the patent-pending technological applications anywhere in the world without limitation.

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

NOTE 7 - SUBSEQUENT EVENTS

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

         In September 2004 through October 2004, we sold 68,207 shares to 9 people at $1.50 per share. Between December 2004 and January 2005, SmartMetric sold 92,630 shares of common stock to 11 investors at $1.50 per share. All shares issued in these two private placements are being registered by the Company in its proposed registered offering. The 68,207 shares sold in the September through October 2004 offering, and the 92,630 shares sold between December 2004 and January 2005 may be subject to rescission.

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

         In September through October 2004, SmartMetric sold 68,207 shares of SmartMetric common stock at $1.50 per share to 9 people. These shares are restricted from transfer. SmartMetric relied on Section 4(2) of the Securities Act when selling such securities. SmartMetric did not engage in a general solicitation or advertising, and the purchasers did not purchase the common stock with the intent to resell it. Between December 2004 and January 2005, SmartMetric sold 92,630 shares of common stock to 11 investors at $1.50 per share. These shares are restricted from transfer. SmartMetric relied on Section 4(a) of the Securities Act when selling such securities. SmartMetric did not engage in any general solicitation or advertising, and the purchasers did not purchase the common stock with the intent to resell it. All of these shares may be subject to rescission.

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


                                              SMARTMETRIC, INC.

Dated: August 3, 2005                         By:   /s/ Colin Hendrick
                                                    -------------------
                                                    Colin Hendrick, President