Form 10QSB/A
period 2005-03-31
SmartMetric, Inc.
filed 2005-08-15
CIK 1301991

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

   Item 1 - LEGAL PROCEEDINGS

   Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   Item 3 - DEFAULTS UPON SENIOR SECURITIES

   Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Item 5 - OTHER INFORMATION

   Item 6 - EXHIBITS

                      SMARTMETRIC, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                         Consolidated Balance Sheets

                                                                March 31,        June 30,
                                                                   2005            2004
                                                               ------------    ------------
Assets                                                          (Unaudited)
------
Current assets:
   Cash                                                        $     22,021    $     64,142
   Stock subscriptions receivable                                    69,496          35,602
   Prepaid expenses                                                   2,328              --
                                                               ------------    ------------

      Total current assets                                           93,845          99,744

Other assets:
   Patent costs, less accumulated amortization
      of $750 and $0, respectively                                   14,250              --
   Deferred offering costs                                           80,000          52,500
   Organization costs - net                                             330             420
                                                               ------------    ------------

Total assets                                                   $    188,425    $    152,664
                                                               ============    ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                       $     21,486    $      1,250
   Accrued salary due to president                                   42,500              --
   Due to related party                                              10,127          51,850
                                                               ------------    ------------

      Total current liabilities                                      74,113          53,100

Other liabilities                                                        --              --
                                                               ------------    ------------

   Total liabilities                                                 74,113          53,100
                                                               ------------    ------------

Common stock subject to possible rescission (160,837 shares)        241,256              --
                                                               ------------    ------------

Stockholders' equity :
   Preferred stock, $.01 par value; 5,000,000 shares
      authorized, 0 shares issued and outstanding                        --              --
   Class A common stock, $.001 par value;
      50,000,000 shares authorized, 50,000,000 shares
      issued and outstanding                                         50,000          50,000
   Common stock, $.001 par value; 45,000,000 shares
      authorized, issued and outstanding 8,560,257 and
      8,560,257 shares, respectively                                  8,560           8,560
   Additional paid-in capital                                       (18,835)          77,042
   Deficit accumulated during the development stage                (166,669)        (36,038)
                                                               ------------    ------------

      Total stockholders' equity (deficiency)                      (126,944)         99,564
                                                               ------------    ------------

Total liabilities and stockholders' equity                     $    188,425    $    152,664
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

Since the private placements referred to in the two preceding paragraphs occurred after the Company's filing of its Registration Statement on Form SB-2 on September 3, 2004 (see note 5), the related investors may have rescission rights under the federal securities laws. Accordingly, the Company has classified the $241,256 gross proceeds from these private placements as temporary equity separate and apart from stockholders' equity and has classified the $95,877 related costs as a deduction from stockholders' equity.

In the event that a claim for rescission arises and is allowed, the Company will deduct such amount from "common stock subject to possible rescission". In the event that it is determined an investor no longer has a possible rescission right, the gross proceeds less proportionate share of costs will be recorded as stockholders' equity.

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