Form 10KSB
period 2005-06-30
SmartMetric, Inc.
filed 2005-10-14
CIK 1301991

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2005
Commission File Number: 333-118801

SMARTMETRIC, INC.

(Name of Small Business Issuer in its charter)

Nevada	05-0543557

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

67 Wall Street, 22nd Floor, New York, New York	10005

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (212) 859-5007

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.001 Par Value

(Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No ____ .

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $12,832,590 on September 30, 2005 based on offering price of $1.50 in the registration statement on Form SB-2 declared effective with the Securities and Exchange Commission on August 13, 2005. For the purposes of the foregoing sentence, the term "affiliate" includes each director and officer of the Registrant.

The number of shares outstanding of the Registrant's common stock on September 30, 2005 was 59,115,060.

Documents Incorporated By Reference - See Item 13 to this Form 10-KSB.

ITEM 1.	DESCRIPTION OF BUSINESS

General

SmartMetric was incorporated pursuant to the laws of the State of Nevada on December 18, 2002.

SmartMetric's Chief Executive Officer, Colin Hendrick, has created patented technology which is being used in the prototype of the SmartMetric "Biometric Card," a credit card-sized device which utilizes a finger print sensor to authenticate a person's identity. The embedded sensor takes the image of the person's fingerprint and matches it with a fingerprint stored on the card. On September 14, 2004, Mr. Hendrick received a United States patent with regard to the use of the Biometric card. Mr. Hendrick transferred the patent which was then pending to Applied Cryptology, Inc., a Nevada corporation, owned by Mr. Hendrick, in June 2004. On August 1, 2004, Applied Cryptology, Inc. entered into a license agreement with SmartMetric pursuant to which SmartMetric has the right to use, manufacture and sell products utilizing the patented technology in perpetuity. This patent was granted on September 14, 2004. In March 2005, Mr. Hendrick transferred his shares of SmartMetric to Applied Cryptology.

As of June 30, 2005, SmartMetric had negative stockholders' equity of $254,668, and cash of $928. SmartMetric is currently engaged in its initial public offering, which was declared effective by the commission on August 13, 2005. The minimum offering is $499,999 and the maximum is $10,000,000. As of September 30, 2005, SmartMetric has raised $590,949 in its public offering. Management of SmartMetric believes that in the event SmartMetric raises less than the Maximum Offering, SmartMetric expects it will have to raise additional funds 12 months after completion of the offering.

SmartMetric has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on SmartMetric's financial condition, results of operations or liquidity.

The SmartMetric Biometric Card

SmartMetric has designed a biometric card utilizing patented technology licensed to the company. A prototype of this card has recently been completed.

SmartMetric believes that its biometric card will have several functions:

▪	The fingerprint sensor will facilitate instant authorization verification;

▪	In card biometric measurement storage will safeguard personal information;

▪	In card biometric storage will permit access, identity and transaction control verification;

▪	Instant identity verification will be secure since such information is contained in the card and not in centralized database

The SmartCard has been designed to contain up to two on-card processors and up to1 gigabyte of memory. SmartMetric believes this will enable the card to store the full image of a fingerprint and a database capable of storing information such as medical records, financial or banking records or human resource card. SmartMetric believes its SmartCard may be used as a credit card, building access card or computer access card.

The SmartMetric SmartCard, because it contains information unique to the individual user, will be useless in the hands of others. Unlike a picture-based identification system, the SmartMetric biometric card has been designed to operate exclusively with the registered user. And unlike biometric security systems where the biometric information is stored at a central location, we believe that confirmation of identify with the SmartMetric system may not be interrupted during the verification process or while it is stored at the remote location since the biometric information is embedded in the card, itself, in a memory chip protected by encryption. The fingerprint sensor built into the card has been designed to activate the card. Without a match with the encrypted fingerprint already stored on the card, the SmartCard will not operate.

The SmartMetric biometric card is a card that authorized persons will carry with them and activate to obtain access. Such activation will take place by placing a finger on a fingerprint sensor. The SmartMetric SmartCards are designed to be read by both contact and contact-less card acceptor devices. For contact card acceptor devices, the device must touch a chip mounted on the surface of the SmartCard. This contact allows the card to transmit data to the reading device. For contact less acceptor devices, a radio frequency signal will be sent from the card to a radio frequency signal receiver in the acceptor device. In both types of acceptor devices, the activation signal is sent only when there has been a positive match of fingerprint-by-fingerprint sensor. The card acceptor devices are available from several different third parties and do not require any licenses.

The memory and computational capacities of the SmartCard will be used to store a template of each user's fingerprint(s). The memory capacity will store a template of a user's fingerprint(s). The computational capacity will be used to process a digitized image from the fingerprint sensor to confirm a match (or no match) with the fingerprint template. Additional computational processes such as increased cryptology will depend on the requirements of specific customers.

SmartMetric believes its SmartCard may be used for a variety of security applications such as airport employed access and identity, building access and identity, computer network access, drivers licenses, passports and check cashing identity verification.

Fingerprint Sensor

The fingerprint sensor used in the SmartMetric SmartCard is known as the "Metric 60" fingerprint sensor. The Metric 60 allows for fingerprints which are either wet or dry to be recognized or authenticated. It is also pressure sensitive. SmartMetric purchases the fingerprint sensor from an unrelated third party, but has no signed agreement with such party. The fingerprint sensor is available from other suppliers. SmartMetric has designed a method of integrating the fingerprint sensor on the card, which is then connected to a microprocessor, which is connected to a rechargeable power supply in the card and a memory chip for storage, retrieval and matching of the fingerprint on the card.

The SmartMetric biometric card has been designed to utilize a rechargeable, lithium polymer battery. Because this battery is available in a variety of shapes and sizes, SmartMetric can design its cards in similar variety of shapes. This lithium polymer battery is owned and manufactured by a third party unaffiliated with SmartMetric. This battery will be integrated into the card. SmartMetric has located a supplier for this battery, but has not entered into an agreement with such supplier. When negotiating an agreement for the purchase of lithium polymer batteries, we will take into such consideration the price of the batteries, the quality of the batteries, the reputation of the supplier, and its ability to supply us with batteries in the quantities we require.

The SmartMetric card has been designed to meet the International Standard Organization 7816 Flex requirements so that it will not break or crack when bent or flexed. The prototype card has been designed to meet ISO requirements for crush test, drop test and nail test. It has been designed to operate in a wide range of temperatures.

The SmartCard has been designed to offer the option of a built-in radio frequency transmitter for contactless entry and identity verification.

Marketing Agreement

On October 30, 2003, SmartMetric entered into an agreement with Information Spectrum, Inc., a company located in Annandale, Virginia. Information Spectrum, Inc. shall be referred to as ISI. Pursuant to this agreement, ISI shall seek to market SmartMetric's SmartCard technology by actively seeking customers interested in purchasing, credential cards which incorporate SmartMetric's patented SmartCard technology. Prior to ISI offering SmartMetric products by submitting a formal proposal, ISI and SmartMetric shall enter into a "Teaming Agreement" which will define each party's rights and obligations concerning that particular sales opportunity. Every proposal will require its own Teaming Agreement.

Pursuant to this Agreement, ISI is the exclusive reseller of SmartMetric products to agencies of the United States government and the Government of Canada. In addition, ISI has the right of first refusal for other marketing, sales or re-sales opportunities for customers other than the United States or
Canadian governments.

The terms of this agreement is two years and may be extended upon mutual agreement of the parties. This agreement may be terminated earlier by either party upon 30 days written notice.

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

The process of identity authentication typically requires that a person present for comparison one or more of the following factors:

▪	Something known such as a password, PIN or mother's maiden name;

▪	Something carried such as a token, card, or key; or

▪	Something physical such as fingerprint, voice pattern, signature motion, facial shape or other biological or behavioral characteristic.

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

Biometrics refers to the automatic identification of a person based on his/her physiological or behavioral characteristics. This method of identification is preferred over traditional methods involving passwords and personal identification numbers ("PINs") for various reasons: (i) the person to be identified is required to be physically present at the point of identification to be identification; (ii) identification based on biometric techniques obviates the need to remember a password or carry a token. By replacing PINs, biometric techniques can potentially prevent unauthorized access to or fraudulent use of cellular phones, SmartCards, desktop PCs, workstations and computer networks. It can be used during transactions conducted via telephone and Internet (e-commerce and e-banking). In automobiles, biometrics could replace keys-less entry devices.

PINs and passwords may be forgotten, and token-based methods of identification, e.g., passports and driver's licenses, may be forged, stolen or lost. Various types of biometric systems are being used for real-time identification, with the most popular based on face recognition and fingerprint matching. Other biometric systems utilize iris and retinal scanning, speech, facial thermograms and hand geometry.

A biometric system is essentially a pattern recognition system, which makes a personal identification by determining the authenticity of a specific physiological or behavioral characteristic possessed by the user. An important issue in designing a practical system is to determine how an individual is identified.

There are two different ways to resolve a person's identity: verification and identification. Verification (Am I whom I claim I am?) involves confirming or denying a person's claimed identity. In identification, one has to establish a person's identity (Who am I?).

The SmartMetric SmartCard

The SmartMetric biometric SmartCard, an intelligent cryptographic platform, is a credit card sized plastic card embedded with an integrated circuit chip and biometric fingerprint sensor. While we have completed a prototype of this card, we have not yet begun to manufacture. The SmartMetric SmartCard has been designed to provide not only memory capacity, but also computational capability along with secure non-refutable identification of the user. We believe that the self-containment of SmartMetric's SmartCard will make it substantially resistant to attack, as it will not need to depend upon potentially vulnerable external resources. Because of this characteristic, we expect that the SmartMetric SmartCard may be used in different applications which require strong security protection and authentication.

The physical structure of a SmartCard is specified by the International Standards Organization ("ISO") 7810, 7816/1 and 7816/2. Generally, it is made up of three elements. The plastic card is the most basic one and has the dimensions of 85.60mm x 53.98 x 0.80mm. A printed circuit and an integrated circuit chip are embedded on the card.

In the SmartMetric SmartCard the printed circuit conforms to ISO standard 7816/3 which provides five connection points for power and data. It will be hermetically fixed in the recess provided for the card and will be burned onto the circuit chip, filled with a conductive material and sealed with contracts protruding. The printed circuit is a part of, and not distinct from, the SmartCard. The printed circuit will protect the circuit chip from mechanical stress and static electricity. Communication with the chip will be accomplished through contacts that overlay the printed circuit. The integrated circuit chip defines the capability of a smart chip. Typically, an integrated circuit chip consists of a microprocessor, read only memory (ROM), non-static random access memory and electrically erasable programmable read only memory which will retain its state when the power is removed. The current circuit chip is made from silicon, which is not flexible and particularly easy to break. In order to avoid breakage when the card is bent, the chip is restricted to only a few millimeters in size.

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

In general, the size, the thickness and bend requirements for the SmartCard were designed to protect the card from being spoiled physically. However, this also limits the memory and processing resources that may be placed on the card. In the past, industry participants have encountered particular difficulty in attempting to integrate high memory chips and finger sensor technology that will withstand both the size constraints and physical daily usage such as bending in a user's wallet sitting in his back pocket. We believe SmartMetric has met and overcome the physical demands of the credit card to produce what is a powerful on-card computer processor with state-of-the-art biometric technology. However, we believe that additional engineering is necessary to reduce the size to the circuitry of the SmartCard prototype. We anticipate such engineering to cost $50,000. We expect that such re-engineering will be complete within 90 days after receipt of the Minimum Offering proceeds. The minimum offering proceeds were received by SmartMetric on September 14, 2005.

The Patent

Applied Cryptology, Inc., a company owned and controlled by Colin Hendrick, President and CEO of SmartMetric, owns a patent for a SmartCard process. This patent has been licensed to SmartMetric.

The patent asserts claims to the following processes:

▪	A system for managing digital rights of digital content over a network.

▪	A data card contains user information including digital rights information specific to a users, the data card having memory component for enabling information to be stored within the data card.

▪	A data card reader is adapted to access the user information contained on the data card when the data card is in communication with a card-reading device.

▪	A data processor in communication with the data card reader is adapted to be connected to the network.

▪
An application program resides on the memory component of the data card, the application program being configured to operate in conjunction with a universal language for creating and controlling digital rights, to manage user rights of the digital content available on the network based on the digital rights information specific to the user which is contained on the data card.

License Agreements

On August 1, 2004, SmartMetric entered into a license agreement with Applied Cryptology, Inc., a Nevada corporation which holds a  United States  patent for certain SmartCard technology. Pursuant to the license agreement, SmartMetric has the right to make use of this technology for the purpose of developing software and systems to be used by SmartMetric to provide certain applications including any or all of the following: 1) secure transactions over the Internet from home and office computers; 2) an automatic method for connecting to remote computers; 3) a method of developing targeted advertising to home and/or office computers; 4) identity verification and access control as provided for in the patent. Colin Hendrick, President, Chief Executive Officer and Chairman of the Board of Directors of SmartMetric, is the sole officer and shareholder of Applied Cryptology, Inc.

Pursuant to this license agreement, Applied Cryptology, Inc. will receive 2% of all revenues generated by SmartMetric on products which utilize this patented technology. The license fee will be paid on a quarterly basis based on revenues received during that quarter. The license fee shall be due within 45 days of the end of each quarter. In the event no revenues were generated through the use of any of the licensed patents during a given quarter, no money shall be owed Applied Cryptology, Inc. for such quarter. Late license fees shall accrue interest at a rate of 2% per quarter. Applied Cryptology, Inc. may rescind the license agreement and reclaim all rights and interest in the patents if certain events, such as SmartMetric's filing for bankruptcy protection or reorganization, occur.

This license agreement will remain in effect for the life of the patent. SmartMetric may utilize its patented technological applications anywhere in the world without limitation.

Competition

SmartMetric is a company involved in identity management. This industry is dominated by several large international corporations such as BioNetrix, Keyware, Genplus and Precise Biometrics, all of which manufacture and/or distribute and market identity management products. These companies and many others are more established than SmartMetric, which will put it at a competitive disadvantage. For example, Precise Biometrics, a company whose stock is listed on the Stockholm stock exchange, sells products which utilize its patented biometric fingerprint authentication technology which allows it to isolate the characteristic features of a human fingerprint and to match such features with a stored template to secure identity. However, Precise Biometrics is publicly traded and better funded then SmartMetric, and thus better known. SmartMetric's licensed patent allows for such data to be stored on a credit card sized device; however, SmartMetric only has a prototype of its SmartCard.

BioNetrix offers a solution for systems security - user authentication and sign on. This company was founded in 1997.

SmartMetric is a newcomer to this industry, with no proven track record and an untested product. We are not as well known as our potential competitors, nor are we certain our SmartCard will work as intended or that it will meet clients' needs. We are at a competitive disadvantage when compared to those better known, better funded and experienced identity management companies. SmartMetric will be competing with these as well as smaller and mid-size identity management manufactures, distributors, and developers.

Employees

As of September 30, 2005, SmartMetric has one full time employee: Colin Hendrick, and three part-time employees. Mr. Hendrick does not belong to any unions.

ITEM 2.	DESCRIPTION OF PROPERTY:

The company currently uses office space provided by its president at no cost to the company. SmartMetric will start paying rent for this space upon successful completion of the public offering.

In November 2004, SmartMetric executed a lease agreement for office space in Aventura, Florida. This agreement provides for a monthly rental fee of $800 and an initial term of six months, ending May 31, 2005. Unless SmartMetric notifies the lessor of its intent to terminate the lease at least 60 days prior to the termination date (which notification was not made), it automatically renews for additional one-year terms.  This agreement was terminated in August 2005.

On September 1, 2005, SmartMetric entered into a one-year lease agreement for office space in Surfside, Florida at a month rent of $583.00.  This lease terminates on August 31, 2006.

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

As of September 30, 2005 the approximate number of Shareholders of record of the Company was 650. Any payment of dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated financial capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business.

In October 2003, SmartMetric issued 50,000,000 shares of common stock to the President of SmartMetric, Colin Hendrick, at $.001 per share for a total of $50,000. From November 2003, to June 30, 2004 SmartMetric sold an additional 8,560,257 shares to Mr. Hendrick at $.01 per share for a total of $85,602.57. Mr. Hendrick completed payment for these shares in October 2004. These sales were made pursuant to Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising, and Mr. Hendrick did not purchase the shares with the intent to resell them. In August 2004, Mr. Hendrick assigned 8,560,257 shares to approximately 600 people for no consideration. Each of these transferees registered his/her shares in the public offering registration statement.

In September 2004 through October 2004, SmartMetric sold 68,207 shares to 9 people at $1.50 per share: Leslie Price; Peter Gummer and Kim Murray; Robert and Narelle Renfrew; Cheryl McLean; David Frank Walker; Jim Truant; Mark Edwards and Jenny Lee Stone Superannuation Fund, Jonathan Murphy; and Ronald D. and Susanne J. Leonard. These shares were sold by Peter Sleep, a director of SmartMetric. Of the nine, six persons were already shareholders of SmartMetric and all nine were friends and/or acquaintances of Mr. Sleep's. All were familiar with SmartMetric and Mr. Sleep prior to September 2004. These nine people were presented with the financial statements of SmartMetric, as well as a subscription agreement. They did not rely on the registration statement filed with the SEC when making the decision to invest in SmartMetric. SmartMetric relied upon Section 4(2) of the Securities Act when offering these securities to a limited number of persons without general solicitation or advertising.

In December 2004 through January 2005, SmartMetric sold 92,630 shares of common stock to 11 people at $1.50 per share for a total of $138,945. These 11 people were: Veronica Heather Hehir; Robert Michael Hehir; Jacqueline Stone; Wayne George Shirley; Colleen R. King Pty Ltd.; David Walker; Leslie Vago; Paul Southern; Julie Martin; Josef Wehr; and Robert Towers & Associates Pty Ltd. Of these 11 people, 8 were existing shareholders of SmartMetric. The shares were sold by Peter Sleep, a director of the company. These 11 people were presented with the financial statements of SmartMetric, as well as a subscription agreement. They did not rely on the registration statement filed with the SEC when making the decision to invest in SmartMetric. SmartMetric relied upon Section 4(2) of the Securities Act when offering these securities to a limited number of persons without general solicitation or advertising.

In August 2005, SmartMetric commenced its initial public offering. SmartMetric is offering a minimum of 333,333 and a maximum of 6,666,666 shares of common stock at $1.50 per share. As of September 30, 2005, Smart Metric has sold 393,966 shares for a total of $590,949. As of September 30, 2005, $500,000 has been released to Smart Metric.

ITEM 6.	MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

This analysis of the Company's financial condition, capital resources and operating results should be reviewed in conjunction with the accompanying Financial Statements, including the notes thereto.

SmartMetric was incorporated in the State of Nevada on December 18, 2002 to serve as a developer of identity management products. SmartMetric has been engaged in research and development of a biometric security solution, which can authenticate the identity of an individual in a self-contained credit card-sized device. SmartMetric refers to this device as a "biometric card" or a "SmartCard." A company controlled by Mr. Hendrick has granted SmartMetric a license to use, market and distribute this patented technology.

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

In February 2001 SmartMetric's CEO, Colin Hendrick, applied for a patent for this biometric card technology connecting SmartCards to networks, and providing secure access for such connections. In June 2004, Mr. Hendrick transferred his rights to this technology to Applied Cryptology, Inc., a Nevada corporation, he owns and controls, and which owns 49,500,000 shares of SmartMetric common stock. On August 1, 2004, Applied Cryptology entered into a license agreement with SmartMetric pursuant to which Applied Cryptology agreed to license this technology to SmartMetric in perpetuity in exchange for a royalty payment. This patent was granted on September 14, 2004.

We had $0 sales revenue for the years ended June 30, 2004 and 2005, with a net loss of $35,978 in 2004 and a net loss of $258,355 for 2005.

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

In a private placement which occurred in September 2004 through October 2004, we sold 68,207 shares to 9 people at $1.50 per share. All 68,207 shares are being registered in this registration statement.

In a private placement which occurred in December 2004 through January 2005, we sold 92,630 shares to 11 people at $1.50 per share.  All 92,630 shares were registered in the public offering registration statement.

As of September 30, 2005, SmartMetric raised $590,949 in its initial public offering, pursuant to which it is selling shares of common stock at $1.50 per share. The company is seeking to raise a maximum of $10,000,000 in this offering.

Plan of Operation

Over the next 12 months, SmartMetric intends to commence marketing in an attempt to generate sales. We will use the proceeds of our initial public offering to contract the production of our prototype and commence marketing. We believe that proceeds from the Minimum Offering will be sufficient to cover these costs, as well as working capital, for at least 12 months. We expect that we will have to raise additional funds starting 12 months after completion of the offering if we raise less than the Maximum Offering. The amount we raise will depend on the amount raised in this offering. On September 14, 2005, we closed on the Minimum Offering which will allow us to contract the production of a maximum of 1,000 SmartCards and commence marketing. The Minimum Offering gives us working capital for 12 months, but we may need to raise funds after that period.

We expect to outsource manufacturing of our SmartCards once we have sales orders. We do not intend to purchase any plants or significant equipment.

Once we have begun to generate sales, we intend to hire additional employees. However, until that time, we may only hire a few employees to market the SmartMetric SmartCard.

For the year ended June 30, 2004, we spent $29,335 on research and development. For the year ended June 30, 2005, we spent $107,517 on research and development. These funds were applied toward the production of a SmartCard prototype and its components and patent research.  To date, Mr. Hendrick has neither been paid, nor reimbursed, for any of these research and development costs.

Completion of Prototype

A prototype of our SmartCard was completed in February 2005. The finished product is the prototype or model for our SmartCards, which will be manufactured upon receipt of customer orders. We intend to revise some of the engineering of the prototype so as to decrease the size of the circuitry contained in the SmartCard.

Production of SmartCards

Now that we have a working prototype of our SmartCard, we will seek to obtain orders for it. Because SmartMetric does not own or rent a manufacturing facility, we will have to contract with one or more manufacturing facilities to produce our SmartCards. Although we have begun negotiations with two potential manufacturers, no contracts have been signed.

SmartMetric believes its current sources of credit and liquidity, including funds raised in its private placements, are insufficient to begin operations, including production of our SmartCards. SmartMetric believes the Maximum Offering proceeds will be sufficient to proceed with its plan of operations for the next twelve months. Our plan includes outsourcing or contract manufacturing of approximately 75,000 SmartCards. A key element of SmartMetric's growth strategy is raising adequate funding to begin to outsource the manufacture of its biometric card. We believe that $499,999.50 will suffice to begin outsourcing the manufacturing of our SmartCard. The amount of funds required will depend on the size of the orders we receive. We estimate that $499,999.50 will allow us to outsource production of 1,000 SmartCards, begin marketing them and provide us with enough working capital to last 12 months. We expect that orders larger than that will require additional financing. Such financing may be in the form of debt or equity. Currently, SmartMetric has no material commitments for capital expenditures.

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

	YEAR ENDED JUNE 30, 2005
	2005	2004
Net Sales	$0	$0
Cost of Sales	$0	$0
Selling, general and administrative expenses	$258,355	$35,978
Income (loss) from operation	$(258,355)	$(35,978)

Net sales for the years ended June 30, 2004 and 2005 were $0. Administrative expenses for the years ended June 30, 2004 and 2005 were $6,643 and $150,838 respectively. SmartMetric expended $29,335 in research and development for the year ended June 30, 2004, and $107,517 for the year ended June 30, 2005.  Net loss was $35,978 in the year ended June 30, 2004 and $258,838 in the year ended June 30, 2005.

Forward Looking Statements

This Form 10-KSB and the preceding Management's Discussion and Analysis contain various forward-looking statements, which represent the Company's beliefs or expectations regarding future events. The words “believes,”“expect," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, discussions as to sales outlooks and outlooks for operating result. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results, including problems that may arise on the part of third parties over whom the Company has little or no control. The impact of the foregoing could, in turn, have a material adverse effect on the Company's results of operations and financial condition.

ITEM 7.	FINANCIAL STATEMENTS:

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Auditor	F-2

Financial Statements:

Consolidated Balance Sheets as of June 30, 2005 and 2004	F-3

Consolidated Statements of Operations for the years ended
June 30, 2005 and 2004 and for the period December 18,
2002 (inception) to June 30, 2005	F-4

Consolidated Statements of Changes in Stockholders’ Equity
for the period December 18, 2002 (inception)
to June 30, 2005	F-5

Consolidated Statements of Cash Flows for the years ended
June 30, 2005 and 2004 and for the period December 18,
2002 (inception) to June 30, 2005	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders of
SmartMetric, Inc.

I have audited the accompanying consolidated balance sheets of SmartMetric, Inc. and subsidiary (the “Company”), a development stage company, as of June 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and for the period December 18, 2002 (inception) to June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SmartMetric, Inc. and subsidiary, a development stage company, as of June 30, 2005 and 2004, and the results of their operations and cash flows for the years then ended and for the period December 18, 2002 (inception) to June 30, 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s present financial situation raises doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
October 11, 2005

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,
	2005	2004
Assets

Current assets:
Cash	$928	$64,142
Stock subscriptions receivable	15,000	35,602
Due from related party	20,873	-
Prepaid expenses	1,400	-

Total current assets	38,201	99,744

Other assets:
Patent costs, less accumulated amortization
of $1,225 and $0, respectively	13,875	-
Deferred offering costs	135,000	52,500
Organization costs - net	300	420

Total assets	$187,376	$152,664

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$115,788	$1,250
Accrued salary due to president	85,000	-
Due to related party	-	51,850

Total current liabilities	200,788	53,100

Other liabilities	-	-

Total liabilities	200,788	53,100

Common stock subject to possible rescission (160,837 shares)	241,256	-

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value; 50,000,000 shares
authorized, 50,000,000 shares issued and outstanding	50,000	50,000
Common stock, $.001 par value; 45,000,000 shares
authorized, issued and outstanding 8,560,257 and
8,560,257 shares, respectively	8,560	8,560
Additional paid-in capital	(18,835)	77,042
Deficit accumulated during the development stage	(294,393)	(36,038)

Total stockholders' equity (deficiency)	(254,668)	99,564

Total liabilities and stockholders' equity	$187,376	$152,664

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative
			During the
			Development
			Stage
	Year Ended	Year Ended	(December 18, 2002
	June 30,	June 30,	to June 30,
	2005	2004	2005)

Revenues	$-	$-	$-

Expenses:
Officer's salary	85,000	-	85,000
Other general and administrative	65,838	6,643	72,541
Research and development	107,517	29,335	136,852

Total expenses	258,355	35,978	294,393

Net loss	$(258,355)	$(35,978)	$(294,393)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding, basic and diluted	58,560,257	58,560,257

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Class A Common Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)

Net loss for period
December 18, 2002
(date of inception)
to June 30, 2003	-	$-	-	$-	$-	$(60)	$(60)

Balances, June 30, 2003	-	-	-	-	-	(60)	(60)

Sale of Class A
common stock in
October 2003 at a price
of $.001 per share	50,000,000	50,000	-	-	-	-	50,000

Sale of common stock
from October 2003
to June 2004 at a
price of $.01 per share	-	-	8,560,257	8,560	77,042	-	85,602

Net loss for year ended
June 30, 2004	-	-	-	-	-	(35,978)	(35,978)

Balances, June 30, 2004	50,000,000	50,000	8,560,257	8,560	77,042	(36,038)	99,564

Costs associated with
sale of common stock
subject to possible
rescission	-	-	-	-	(95,877)	-	(95,877)

Net loss for year ended
June 30, 2005	-	-	-	-	-	(258,355)	(258,355)

Balances, June 30, 2005	50,000,000	$50,000	8,560,257	$8,560	$(18,835)	$(294,393)	$(254,668)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Cumulative
			During the
			Development
			Stage
	Year Ended	Year Ended	(December 18, 2002
	June 30,	June 30,	to June 30,
	2005	2004	2005)

Cash flows from operating activities:
Net loss	$(258,355)	$(35,978)	$(294,393)
Amortization of patent costs	1,125	-	1,125
Changes in assets and liabilities:
Loans to related party	(20,873)	-	(20,873)
Prepaid expenses	(1,400)	-	(1,400)
Organization costs	120	120	(300)
Accounts payable and accrued expenses	114,538	1,250	115,788
Accrued salary due to president	85,000	-	85,000

Net cash used for operating activities	(79,845)	(34,608)	(115,053)

Cash flows from investing activities:
Patent costs incurred	(15,000)	-	(15,000)

Net cash used for investing activities	(15,000)	-	(15,000)

Cash flows from financing activities:
Loans from related party	2,577	1,250	54,427
Repayment of loans from related party	(54,427)	-	(54,427)
Stock subscriptions collected, net	165,981	100,000	265,981
Deferred offering costs incurred	(82,500)	(2,500)	(135,000)

Net cash provided by financing activities	31,631	98,750	130,981

Net increase (decrease) in cash	(63,214)	64,142	928

Cash, beginning of period	64,142	-	-

Cash, end of period	$928	$64,142	$928

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2005 and 2004 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2005

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

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, at June 30, 2005 and 2004, the Company had working capital of $(162,587) and $46,674, respectively. For the years ended June 30, 2005 and 2004, the Company incurred net losses of $258,355 and $35,978, respectively. These factors create uncertainty as to the Company’s ability to continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company is seeking to raise capital through a public offering of its common stock to commence planned operations and achieve profitability. However, there is no assurance that the Company will be successful in raising sufficient capital to accomplish these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Fair value of financial instruments - The Company’s financial instruments consist of cash, due from related party, stock subscriptions receivable, accounts payable and accrued expenses, and due to related party, which approximate fair value because of their short maturity.

Patent costs - Patent costs are amortized over the respective patent’s expected useful economic life (generally ten years) using the straight line method.

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

NOTE 3 - DUE FROM RELATED PARTY

The balance due from related party does not bear interest and is due on demand.

NOTE 4 - STOCK SUBSCRIPTIONS RECEIVABLE

The stock subscriptions receivable of $35,602 at June 30, 2004 was collected $35,000 in July 2004 and $602 in October 2004. The stock subscriptions receivable of $15,000 at June 30, 2005 was collected in July 2005.

NOTE 5 - PATENT COSTS

Patent costs of $13,875 at June 30, 2005 represent $15,000 in legal fees paid in connection with patent applications for products covered under the Company’s license agreement with ACI (see note 12), less $1,125 accumulated amortization.

Amortization expense relating to the patent costs for the year ended June 30, 2005 was $1,125. Estimated amortization expense for each of the Company’s five succeeding fiscal years ending June 30, 2006, 2007, 2008, 2009 and 2010 is $1,500, $1,500, $1,500, $1,500, and $1,500, respectively.

NOTE 6 - DEFERRED OFFERING COSTS

Deferred offering costs of $52,500 at June 30, 2004 and $135,000 at June 30, 2005 consist of legal fees and audit fees incurred in connection with the Company’s public offering (see note 11). These costs were charged to additional paid-in capital in September 2005 upon the closing of the minimum amount of the public offering.

NOTE 7 - DUE TO RELATED PARTY

The balance due to related party does not bear interest and is due on demand. The balance changed as follows:

			Period
	Year Ended	Year Ended	December 18,
	June 30,	June 30,	2002 to
	2005	2004	June 30, 2005

Balance, beginning of period	$51,850	$50,600	$-
Company expenditures paid
by Company president	2,500	1,250	54,350
Advance from Company president	77	-	77
Repayments to Company president	(54,427)	-	(54,427)

Balance, end of period	$-	$51,850	$-

NOTE 8 - COMMON STOCK SUBJECT TO POSSIBLE RESCISSION

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

Since the private placements referred to in the two preceding paragraphs occurred after the Company’s filing of its Registration Statement on Form SB-2 on September 3, 2004 (see note 11), the related investors may have rescission rights under the federal securities laws.

Accordingly, the Company has classified the $241,256 gross proceeds from these private placements as temporary equity separate and apart from stockholders’ equity and has classified the $95,877 related costs as a deduction from stockholders’ equity.

In the event that a claim for rescission arises and is allowed, the Company will deduct such amount from “common stock subject to possible rescission”. In the event that it is determined an investor no longer has a possible rescission right, the gross proceeds will be recorded as stockholders’ equity.

Management is unable to determine at this time whether any claim for rescission will be filed against the Company; however, there is no assurance that claims will not be asserted.

NOTE 9 - STOCKHOLDERS’ EQUITY

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

NOTE 10 - INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

Deferred tax assets consist of:

	June 30,
	2005	2004

Net operating loss carryforwards	$100,094	$12,253
Less valuation allowance	(100,094)	(12,253)

Net	$-	$-

Based on management ‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $100,094 attributable to the future utilization of $294,393 of net operating loss carryforwards as of June 30, 2005 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2005. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $60 in 2023, $35,978 in 2024, and $258,355 in 2025.

NOTE 11 - PUBLIC OFFERING

The Company filed a Form SB-2 registration statement with the U.S. Securities and Exchange Commission in September 2004 in connection with a public offering (the “Public Offering”) of, as amended, up to 6,666,666 shares of common stock at $1.50 per share or $9,999,999 total. The registration statement, which went effective on August 12, 2005, provides for offering the shares directly on a “best efforts, all or none basis” as to the first 333,333 shares and on a best efforts basis as to the remaining 6,333,333 shares. The shares are to be sold by SmartMetric’s officers and directors in a self-underwritten offering (although the Company may decide to engage registered broker-dealers to assist in the sale) for a period of up to 90 days (which may be extended for an additional 90 days at the Company’s option). The Public Offering provides that subscription proceeds will be placed in an escrow account until the minimum offering of $500,000 is achieved, after which proceeds shall be released directly to the Company. Also, certain selling shareholders plan are offering 11,721,094 shares for sale in this offering, 3,000,000 of which are shares of Class A Common Stock.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Marketing agreement - On October 30, 2003, SmartMetric executed an agreement with Information Spectrum, Inc. (“ISI”). Pursuant to this agreement, ISI shall seek to market SmartMetric’s Smart Card technology by actively seeking customers interested in purchasing credential cards which incorporate SmartMetric’s patented Smart Card technology. Prior to ISI offering SmartMetric products by submitting a formal proposal, ISI and SmartMetric shall enter into a “Teaming Agreement” which will define each party’s rights and obligations concerning that particular sales opportunity. Every proposal will require its own Teaming Agreement. Pursuant to this Agreement, ISI is the exclusive reseller of SmartMetric products to agencies of the United States government and the Government of Canada. In addition, ISI has the right of first refusal for other marketing, sales or re-sales opportunities for customers other than the United States or Canadian governments. The term of this agreement is two years and may be extended upon mutual agreement of the parties. This agreement may be terminated earlier by either party upon 30 days written notice.

Patent license agreement - Effective August 1, 2004, SmartMetric executed a license agreement with Applied Cryptology, Inc. (“ACI”), a corporation controlled by SmartMetric’s  president and the owner of certain technology. Pursuant to the license agreement, SmartMetric has the right to make use of this technology for the purpose of developing software and systems to be used by SmartMetric to provide any or all of the following: 1) secure transactions over the Internet from home and office computers; 2) an automatic method for connecting to remote computers; 3) a method of developing targeted advertising to home and/or office computers; 4) identity verification and access control as provided for in the patent. Pursuant to this license agreement, ACI will receive 2% of all revenues generated by SmartMetric on products which utilize this patented technology. The license fee will be paid on a quarterly basis based on revenues received during the quarter. The license fee shall be due within 45 days of the end of  each quarter. In the event no revenues are generated through the use of any of the licensed  patents during a given quarter, no money shall be owed ACI for such quarter. ACI may rescind the license agreement and reclaim all rights and interest in the patents if certain events, such as SmartMetric’s filing for bankruptcy protection or reorganization, occur. This license agreement will remain in effect for the lives of the patents. SmartMetric may utilize the technological applications anywhere in the world without limitation.

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

NOTE 13 - SUBSEQUENT EVENTS

Loans payable - In July 2005, SmartMetric received a total of $60,000 in loans from two stockholders. The loans bear interest at a rate of 6% per annum and are due in full on December 31, 2007.

Lease agreement - On September 1, 2005, SmartMetric executed a lease agreement for office space in Surfside, Florida. This agreement provides for monthly rentals of $583 and a term of one year ending August 31, 2006.

Public offering - On September 14, 2005, the Company closed on the minimum amount of the public offering. The closing was for the sale of 333,333 shares of common stock at $1.50 per share, or $500,000 total. The net proceeds to the Company, after deducting $70,048 in costs and other liabilities, was $429,952.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

NONE

ITEM 8A.	CONTROL AND PROCEDURES:

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

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

The Company's Officers and Directors are as follows:

Name	Age	Position with the Company
Colin Hendrick 314 Brooklyn Avenue Brooklyn, New York 11213	49	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Peter Sleep 3 Bernadette Court East Doncaster, Victoria Australia	60	Secretary, and Director

Joseph Katzman 790 Montgomery Street Brooklyn, New York 11213	48	Director

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

JOSEPH KATZMAN, has been a director of SmartMetric since January 2003. Since 1993, he has been host and executive producer of A Cable To Jewish Life, a television talk show. From 1991 to 2000, he was the New York office administrator of congregation Yeshiva Tomchei Tmimim Lubavitch. Mr. Katzman is a graduate of KfarChabad and the Rabbinical College of Canada.

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

Audit Committee Financial Expert

SmartMetric’s board of directors has determined that the company does not have an audit committee financial expert serving on its audit committee.

Identification of the Audit Committee

SmartMetric does not currently have a separately - designated standing committee established in accordance with Section 3(a) (58)(A) of the Exchange Act. The entire board of directors is acting as SmartMetric’s audit committee.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2005, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION:

The following table sets forth the amount of all cash compensation paid to the Company's most highly compensated executive officers and for all executive officers as a group for the fiscal years ended June 30, 2004 and June 30, 2005.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen-sation (US$)	Securities Underlying Options/ SAR Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen-sation
Colin Hendrick (1) President, Chief Executive Officer, Chief Financial Officer, Chairman	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
of the Board	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Peter Sleep Vice President,	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil

1.
SmartMetric has entered into an employment agreement with Mr. Hendrick. Pursuant to SmartMetric's one-year employment agreement with Mr. Hendrick, he shall receive an annual salary of $170,000, which shall commence upon SmartMetric's achieving $1,000,000 in sales revenues. Commencing January 1, 2005, Mr. Hendrick shall begin accruing an annual salary of $170,000. Prior to SmartMetric's achieving $1,000,000 in sales revenues, SmartMetric may pay Mr. Hendrick a salary of 25% of offering proceeds received from the initial public offering or subsequent offerings, up to $170,000. Mr. Hendrick is eligible for an annual bonus based on certain performance criteria to be determined by a Compensation Committee of the board of directors at a later date. The Compensation Committee shall be comprised of at least three directors, the majority of whom shall be independent. Mr. Hendrick's employment may be terminated for cause at any time and may be renewed upon mutual agreement of SmartMetric and Mr. Hendrick. According to the employment agreement, any inventions, ideas, disclosures and improvements made or conceived by Mr. Hendrick during his employment, including adoptions and improvements to existing patents, shall be the property of Mr. Hendrick.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following table sets forth as of June 30, 2005, certain information regarding the beneficial ownership of all officers, directors, nominees, and the beneficial ownership of those persons owning five (5%) percent or more of the outstanding shares of SmartMetric's Common Stock, and the beneficial ownership of all officers and directors as a group. Each of these person’s exercises sole discretion to vote and dispose of the shares beneficially owned.

NAME/ADDRESS BENEFICIAL OWNER (1)	NUMBER OF SHARES	% OF CLASS(2)	TITLE OF CLASS

Colin Hendrick (3) 314 Brooklyn Avenue Brooklyn, New York 11213	49,500,000	83.8%	Common Stock

Peter Sleep 3 Bernadette Court East Doncaster, Victoria Australia	1,060,000(4)	1.8%	Common Stock

Joseph Katzman 790 Montgomery Street Brooklyn, New York 11213	0	0%	Common Stock

All Officers and Directors as a Group (3 persons)	50,560,000	85.6%	Common Stock

1.	Each shareholder has sole voting and investment power with respect to his/her shares. Each shareholder has sole voting and investment power with respect to his/her shares.

2.	Based on 59,054,427 shares to be outstanding after the Minimum Offering.

3.	All shares held by Mr. Hendrick are Class A common stock and were transferred to Applied Cryptology, Inc., a Nevada corporation owned and controlled by Mr. Hendrick, in March 2005.

4.	Includes 500,000 shares owned by Trinity Trust. Mr. Sleep is trustee of the Trinity Trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

SmartMetric was incorporated in the State of Nevada on December 18, 2002. In October 2003, SmartMetric sold 50,000,000 shares of common stock to its president and chief executive officer, Colin Hendrick, at $.001 per share for a total of $50,000. Between November 2003 and June 30, 2004 SmartMetric sold 8,560,257 shares to Mr. Hendrick at $0.01 per share for a total of $85,602.57. In August 2004, these 8,560,257 shares were assigned to approximately 600 people for no consideration. The transferees were all friends, family and business acquaintances of Mr. Hendrick. Mr. Hendrick distributed shares because he wanted to create a large shareholder base for SmartMetric.

On August 1, 2004, SmartMetric entered into a license agreement with Applied Cryptology, Inc., a company owned and controlled by Colin Hendrick, President and CEO of SmartMetric, pursuant to which Applied Cryptology, Inc. has agreed to license a patent owned by that company. Applied Cryptology, Inc. shall receive a licensed fee of the greater of 2% of the sales price of any licensed product or 2% of the fair market value of any license products. SmartMetric believes the license agreement is on terms at least as favorable to SmartMetric as those it would expect to negotiate with an unaffiliated party.

Item 13. Exhibits:

(a)	The exhibits required by Item 601 of Regulation S-B are as follows:

	3.1	Certificate of Incorporation of SmartMetric, Inc. (1)

	3.2	By-laws of SmartMetric, Inc. (1)

	4.1	Specimen Certificate of Common Stock. (1)

	10.1	License Agreement between SmartMetric and Applied Cryptology, Inc. (3)

	10.2	Employment Agreement - Colin Hendrick (2)

	10.3	Agreement between SmartMetric and ISI (1)

	10.4	Employment Agreement Extension (4)

	14.1	Code of Ethics (1)

	21.1	Subsidiaries of SmartMetric (2)

	23.2	Independent Auditor’s Consent(5)

	31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Chief Executive Officer

	31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Chief Financial Officer

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Chief Executive Officer

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Chief Financial Officer

	99.1	Subscription Agreement. (4)

	99.2	Lease Agreement for Florida Office (3)

1.	Filed with original registration statement on September 3, 2004
2.	Filed with Amendment No. 1 to the Registration Statement on Form SB-2 on February 3, 2005
3.	Filed with Amendment No. 3 to the Registration Statement on Form SB-2 May 23, 2005
4.	Filed with Amendment No. 5 to the Registration Statement on Form SB-2 June 27, 2005
5.	Filed with Amendment No. 7 to the Registration Statement on Form SB-2 August 13, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Audit fees relating to years ended June 30, 2004 and 2005 were $17,000 and $8,000, respectively. All services provided by the principal accountants were approved by the audit committee.

Audit - Related Fees

The Audit-related fees relating to years ended June 30, 2004, and 2005 were $0 and $0 respectively.
Tax fees

Fees relating to periods ended June 30, 2004 and 2005 for professional services rendered by the principal accountant for tax compliance, tax advice and/or tax planning were $1,000 and $0, respectively.

All other Fees

There were no other fees for 2004 or 2005.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is directly and solely responsible for oversight, engagement and termination of any independent auditor employed by the Company for the purpose of preparing or issuing an audit report or related work.

The Committee meets with the independent auditor prior to the audit and discusses the planning and staffing of the audit, approves in advance the engagement of the independent auditor for all audit services and non-audit services and approves the fees and other terms of any such engagement; and obtains periodically from the independent auditor a formal written statement of the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, and, in particular, describing all relationships between the auditor and the Company, and discusses with the auditor any disclosed relationships or services that may impact auditor objectivity and independence.

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

BY:	/s/Colin Hendrick
Colin Hendrick
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board

Dated:	October 13, 2005

BY:	/s/Peter J. Sleep
Peter J. Sleep
Vice President, Secretary, Director

Dated:	October 13, 2005

BY:	/s/Joseph Katzman
Joseph Katzman
Director

Dated:	October 13, 2005