Form 10QSB
period 2005-09-30
SmartMetric, Inc.
filed 2005-11-22
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                For the 3 month period ended September 30, 2005.

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from to

                         Commission File No. 333-118801

                                SMARTMETRIC, INC.
                 ----------------------------------------------
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

(1) Yes  X                 No               (2) Yes  X                 No
        ---                  ---                    ---                  ---

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

                Common Stock       8,849,000      September 30, 2005
        Class A Common Stock      50,000,000      September 30, 2005

                                SMARTMETRIC, INC.
                                   FORM 10-QSB
                               September 30, 2005


                                      INDEX



PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION                                          PAGE

   Item 1 - FINANCIAL STATEMENTS (UNAUDITED)                              3

           Consolidated Balance Sheets -                                  3
             September 30, 2005 and June 30, 2005

           Consolidated Statements of Operations -                        4
             Three Months Ended September 30, 2005 and 2004

           Consolidated Statements of Cash Flows -                        5
             Three Months Ended September 30, 2005 and 2004

           Notes to Financial Statements -
             Three Months Ended September 30, 2005 and 2004

   Item 2 - PLAN OF OPERATION                                             6

   Item 3 - CONTROLS AND PROCEDURES                                       7

PART II- OTHER INFORMATION                                                8

   Item 1 - LEGAL PROCEEDINGS                                             9

   Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS  10

   Item 3 - DEFAULTS UPON SENIOR SECURITIES                              10

   Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          10

   Item 5 - OTHER INFORMATION                                            11

   Item 6 - EXHIBITS                                                     12

PART  I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)
SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                                   Three Months
                                                Ended September 30,       Cumulative During
                                                                         the Development Stage
                                           ----------------------------  (December 18, 2002 to
                                               2005             2004       September 30,2005)
                                           ------------      ----------     ------------
Revenues                                   $       --        $     --       $       --
Interest income                                     662            --                662
                                           ------------      ----------     ------------
Total income                                        662               0              662

Expenses:
 General and administrative                        --             9,010            6,523
 Research and development                        13,972           7,720          150,824
 Officer's salary                                42,500                          127,500
 Amortization expense                               405                            1,650
 Depreciation                                       342                              342
 Rent                                             2,017                            8,373
 Licenses                                          --                                149
 Telephone                                          781                            1,651
 Office expense                                     819                            4,885
 Professional fees                                8,298                           32,115
 Dues and subscriptions                             432                              522
 Repairs and maintenance                          1,323                            1,591
 Bank charges                                       667                            1,310
 Meals and entertainment                            722                            2,399
 Travel                                          12,695                           23,794
 Fuel                                               177                              790
 Printing                                         2,729                            2,822
 Miscellaneous                                     --                              1,161
 Insurance                                         --                              2,083
 Hardware                                          --                                 50
 Gifts                                              148                              841
 Donations                                         --                                 50
 Fees                                             1,663                           11,547
 State tax                                         --                                300
 Delivery and postage                                21                              652
 Technical consulting                             3,000                            3,000
 Medical                                          1,250                            1,250
 Commissions                                     75,000                           75,000
                                           ------------      ----------     ------------
      Total expenses                            168,961          16,730          463,174
                                           ------------      ----------     ------------
Net loss                                   $   (168,299)     $  (16,730)    $   (462,512)
                                           ============      ==========     ============
Net loss per share, basic and diluted      $       0.00      $     0.00
                                           ============      ==========
Weighted average number of common
 shares outstanding, basic and diluted       58,874,194      58,560,257
                                           ============      ==========

                 See notes to consolidated financial statements

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                                 Three Months       Cumulative During
                                              Ended September 30, the Development Stage
                                            --------------------- (December 18, 2002 to
                                              2005         2004     September 30, 2005)
                                            --------     --------   ------------------
Cash flows from operating activities:
 Net loss                                   $ -168,981   $ -16,730           $ -463,174

 Changes in assets and liabilities:
  Organization costs                              30           30                 150
  Credit card payable                            230         --                 1,950
  Depreciation                                   342         --                   342
  Prepaid expenses                              --           --                -1,400
  Organizational costs                          --           --                  -800
  Patent costs                                   375         --                 1,500
  Fixed assets                                -2,281         --                -2,281
  Accrued salary to President                 42,500         --               127,500
  Accounts payable and accrued expenses      -66,450       -1,250              47,618
                                            --------     --------            --------
 Net cash used for operating activities     -194,215      -17,950            -288,395
                                            --------     --------            --------
Cash flows from investing activities:

 Patent costs incurred                          --        -15,000             -15,000
                                            --------     --------            --------
 Net cash used for investing activities            0      -15,000             -15,000
                                            --------     --------            --------
Cash flows from financing activities:
 Loans from related party                    -56.173        2,500             114,427
 Repayment of loans from related party        60,000         --              -131,473
 Stock subscriptions collected                15,000       35,000             280,981
 Interest receivable                            -662         --                  -662
Common stock sold                            470,906         --               470,906
Deferred offering costs incurred             135,000       -7,500                --
                                            --------     --------            --------
 Net cash provided by financing
 activities                                  624,071       30,000             734,179
                                            --------     --------            --------
Income from financing activities:
 Interest                                        662         --                   662
                                            --------     --------            --------
Net increase in cash                         430,518       -2,950             431,446
Cash, beginning of period                        928       64,142                --
                                            --------     --------            --------
Cash, end of period                         $431,446     $ 81,192            $431,446
                                            ========     ========            ========
Supplemental disclosures of cash flow
Information:
Interest paid                               $   --       $   --              $   --
                                            --------     --------            --------
Income taxes paid                           $   --       $   --              $   --
                                            --------     --------            --------

                 See notes to consolidated financial statements

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

                                                                         Period Ended
                                                                 September 30,   June 30,
                                                                     2005         2005
                                                                   --------     --------
Assets                                                            (Unaudited) (Unaudited)

Current assets:
 Cash                                                              $431,446     $    928
 Stock subscription receivable                                        --          15,000
 Security deposit                                                     1,400        1,400
 Credit card overpayment
 Loan to shareholder                                                 17,046       20,873
 Interest receivable-shareholder loan                                   662          --
                                                                   --------     --------
  Total current assets                                              450,554       38,201
Other assets:

 Computer-net                                                         1,939         --
 Deferred offering costs                                               --        135,000
 Organizational costs-net                                               450          480
 Patent costs, less accumulated amortization
 of $1,125 and $0, respectively                                      13,500       13,875
                                                                   --------     --------
Total assets                                                       $466,443     $187,556

Liabilities and Stockholders` Equity

Current liabilities
 Loans from shareholder                                                --           --
 Accounts payable                                                  $ 47,618     $114,088
 Credit card payable                                                  1,950        1,720
 Accrued officer's salary                                           127,500       85,000
                                                                   --------     --------
  Total current liabilities                                         177,068      200,788
Other liabilities                                                      --           --
                                                                   --------     --------
  Total liabilities                                                 177,068      200,788
                                                                   --------     --------
Common stock subject to possible
  rescission (160,837 shares)                                       241,256      241,258
                                                                   --------     --------
Stockholders' equity:
 Preferred stock, $.01 par value; 5,000,000 shares authorized,
  0 shares issued and outstanding                                       --           --
 Class A common stock, $.001 par value;
  50,000,000 shares Issued and outstanding                           50,000       50,000
 Common stock, $.001 par value; 45,000,000 shares authorized,
  issued and outstanding 8,560,257                                    8,849        8,560
 Additional paid-in capital                                         451,782      -18,835
 Deficit accumulated during the development stage                  -462,512     -294,213
                                                                   --------     --------
  Total stockholders' equity (deficiency)                            48,119     -254,488
                                                                   --------     --------
  Total liabilities and stockholders' equity                       $466,443     $187,556
                                                                   ========     ========

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

         We had $0 sales revenue for the year ended June 30, 2005, with a net loss of $258,355. For the quarter ending September 30, 2005, there were no sales revenues and a net loss of $168,299 as compared to no sales revenues and a net loss of $16,730 for the quarter ending September 30, 2004. This increased loss is a result of an increase in research and development, professional fees related to the initial public offering, as well as accrued officer's salary.

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

         In August 2005, we commenced our initial public offering, pursuant to which we intend to raise a minimum of $499,999 and a maximum of $9,999,999. On September 14, 2005, we closed on the minimum offering.

PLAN OF OPERATION

         Over the next 12 months, SmartMetric intends to commence marketing in an attempt to generate sales. We will use the proceeds of this offering to contract the production of our prototype and commence marketing. We believe that proceeds from the Maximum Offering will be sufficient to cover these costs, as well as working capital, for at least 12 months. We expect that we will have to raise additional funds starting 12 months after completion of the offering if we raise less than the Maximum Offering. The amount we raise will depend on the amount raised in this offering. As of September 14, 2005, we raised the Minimum Offering. The Minimum Offering gives us working capital for 12 months, but we expect that we will need to raise additional funds.

         We expect to outsource manufacturing of our SmartCards once we have sales orders. We do not intend to purchase any plants or significant equipment.

         We currently have three full time employees, including Colin Hendrick, our President and Chief Executive Officer. Once we have begun to generate sales, we intend to hire additional employees.

         For the three months ended September 30, 2005, we spent $42,500 on research and development, an increase of 100% from the quarter ended September 30, 2004, when no costs related to research and development were incurred. The increase is related to fees involved with the development of a SmartCard prototype. These funds were applied toward the production of a SmartCard prototype and its components. To date, Mr. Hendrick has neither been paid, nor reimbursed, for any of this research and development costs.

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


Item 3.  CONTROLS AND PROCEDURES

         As of September 30, 2005, an evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are no changes in our internal controls over financial reporting identified in connection with the evaluation of our disclosure controls and procedures.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          In October 2003, SmartMetric issued 50,000,000 shares of common stock to the President of SmartMetric, Colin Hendrick, at $.001 per share for a total of $50,000. From November 2003, to June 30, 2004 SmartMetric sold an additional 8,560,257 shares to Mr. Hendrick at $.01 per share for a total of $85,602.57. Mr. Hendrick completed payment for these shares in October 2004. These sales were made pursuant to Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising, and Mr. Hendrick did not purchase the shares with the intent to resell them. In August 2004, Mr. Hendrick assigned 8,560,257 shares to approximately 600 people for no consideration. Each of these tranferees is registering his/her shares in this registration statement.

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

           Exhibit No.         Description

                 3(i)          Articles of Incorporation(1)

                3(ii)          Bylaws(1)

                  10           Contract with Information Spectrum, Inc.(1)

                 31.1 Certification of HOMI's Chief Exective Officer and Chief Financial Officer pursuant to
                               Rule 13a- 14(a) of the Securities Exchange Act of 1934

                               Certification of HOMI's Chief Exective Officer and Chief Financial Officer required

                 32.1 by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)
----------------------------
(1) Incorporated by reference from SmartMetric's Registration Statement filed on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SMARTMETRIC, INC.

Dated: November 21, 2005              By: /s/ Colin Hendrick
                                          ---------------------------
                                          Colin Hendrick, President