Form 10QSB/A
period 2005-09-30
SmartMetric, Inc.
filed 2005-12-02
CIK 1301991

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

(1) Yes X   No __  (2) Yes X   No__

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

Common Stock	8,964,213	September 30, 2005
Class A Common Stock	50,000,000	September 30, 2005

SMARTMETRIC, INC.
FORM 10-QSB
September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

Financial Statements are attached hereto as F-1 to F-7

Item 2.	PLAN OF OPERATION

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

We had $0 sales revenue for the year ended June 30, 2005, with a net loss of $258,355. For the quarter ending September 30, 2005, there were no sales revenues and a net loss of $181,556 as compared to no sales revenues and a net loss of $16,730 for the quarter ending September 30, 2004. This increased loss is a result of an increase in research and development, professional fees related to the initial public offering, as well as accrued officer’s salary.

In October 2003, we sold 50,000,000 shares of common stock to the President of SmatMetric at $.001 per share for a total of $50,000. From November 2003 to June 30, 2004, SmartMetric sold 8,560,257 shares of common stock to the President of the corporation, Colin Hendrick, at $.01 per share for a total of $85,602.57. Mr. Hendrick rendered complete payment for these shares by October 2004. In August 2004, Mr. Hendrick transferred these shares to approximately 600 shareholders for no consideration. All shares are restricted from resale, except 11,560,257 shares which are being registered for resale. Of these 11,560,257 shares, 3,000,000 are Class A common shares which are identical to undesignated common stock. In March 2005, Mr. Hendrick transferred 49,500,000 shares to Applied Cryptology, Inc., a company owned and controlled by Mr. Hendrick. Applied Cryptology is party to a license agreement with SmartMetric.

In September 2004 and October 2004, we sold 68,207 shares to 9 people at $1.50 per share. Between December 2004 and January 2005, we sold 92,630 shares of common stock to 11 investors at $1.50 per share. All shares issued in these two private placements are being registered by the Company in its public offering.

In August 2005, we commenced our initial public offering, pursuant to which we intend to raise a minimum of $500,000 and a maximum of $9,999,999. On September 14, 2005, we closed on the minimum offering.

PLAN OF OPERATION

Over the next 12 months, SmartMetric intends to commence marketing in an attempt to generate sales. We will use the proceeds of the public offering to contract the production of our prototype and commence marketing. We believe that proceeds from the Maximum Offering will be sufficient to cover these costs, as well as working capital, for at least 12 months. We expect that we will have to raise additional funds starting 12 months after completion of the offering if we raise less than the Maximum Offering. The amount we raise will depend on the amount raised in this offering. As of September 14, 2005, we raised the Minimum Offering. The Minimum Offering gives us working capital for 12 months, but we expect that we will need to raise additional funds.

We expect to outsource manufacturing of our SmartCards once we have sales orders. We do not intend to purchase any plants or significant equipment.

We currently have three full time employees, including Colin Hendrick, our President and Chief Executive Officer. Once we have begun to generate sales, we intend to hire additional employees.

For the three months ended September 30, 2005, we spent $18,129 on research and development, an increase of 135% from the quarter ended September 30, 2004, when $7,720 in costs related to research and development were incurred. The increase is related to fees involved with the development of a SmartCard prototype. These funds were applied toward the production of a SmartCard prototype and its components. To date, Mr. Hendrick has neither been paid, nor reimbursed, for any of this research and development costs.

COMPLETION OF PROTOTYPE

A prototype of our SmartCard was completed in February 2005. The finished product is the prototype or model for our SmartCards, which will be manufactured upon receipt of customer orders. We intend to revise some of the engineering of the prototype so as to decrease the size of the circuitry contained in the SmartCard.

PRODUCTION OF SMARTCARDS

Now that we have a working prototype of our SmartCard, we will seek to obtain orders for it. Because SmartMetric does not own or rent a manufacturing facility, we will enter into a contract with a manufacturing facility to produce our SmartCards. Although we have begun negotiation s with two potential manufacturers, no contract has been signed.

SmartMetric believes the Maximum Offering proceeds will be sufficient to proceed with its plan of operations for the next twelve months. Our plan includes outsourcing or contract manufacturing of approximately 75,000 SmartCards. A key element of SmartMetric's growth strategy is raising adequate funding to begin to outsource the manufacture of its biometric card. We believe that $500,000 will suffice to begin outsourcing the manufacturing of our SmartCard. The amount of funds required will depend on the size of the orders we receive. We estimate that $500,000 will allow us to outsource production of 1,000 SmartCards, begin marketing them and provide us with enough working capital to last 12 months. We expect that orders larger than that will require additional financing. Such financing may be in the form of debt or equity. Currently, SmartMetric has no material commitments for capital expenditures.

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

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	June 30,
	2005	2005
Assets	(Unaudited)

Current assets:
Cash	$431,446	$928
Stock subscriptions receivable	-	15,000
Due from president	77,046	20,873
Prepaid expenses	1,400	1,400

Total current assets	509,892	38,201

Equipment, less accumulated depreciation
of $342 and $0, respectively	1,939	-

Other assets:
Patent costs, less accumulated amortization
of $1,500 and $1,125, respectively	13,500	13,875
Deferred offering costs	-	135,000
Organization costs - net	270	300

Total assets	$525,601	$187,376

Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$60,000	$-
Accounts payable and accrued expenses	65,563	115,788
Accrued salary due to president	127,500	85,000

Total current liabilities	253,063	200,788

Other liabilities	-	-

Total liabilities	253,063	200,788

Common stock subject to possible rescission (160,837 shares)	241,256	241,256

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value;
50,000,000 shares authorized, 50,000,000 shares
issued and outstanding	50,000	50,000
Common stock, $.001 par value; 45,000,000 shares
authorized, issued and outstanding 8,964,213 and
8,560,257 shares, respectively	8,964	8,560
Additional paid-in capital	448,267	(18,835)
Deficit accumulated during the development stage	(475,949)	(294,393)

Total stockholders' equity (deficiency)	31,282	(254,668)

Total liabilities and stockholders' equity	$525,601	$187,376

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Three Months		(December 18, 2002
	Ended September 30,		to September 30,
	2005	2004	2005)

Revenues	$-	$-	$-

Expenses:
Officer's salary	42,500	-	127,500
Other general and
Other general and administrative	120,327	9,010	192,868
Research and development	18,129	7,720	154,981
Interest	600	-	600

Total expenses	181,556	16,730	475,949

Net loss	$(181,556)	$(16,730)	$(475,949)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding, basic and diluted	58,762,235	58,560,257

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			During the
			Development
			Stage
	Three Months		(December 18, 2002
	Ended September 30,		to September 30,
	2005	2004	2005)
Cash flows from operating activities:
Net loss	$(181,556)	$(16,730)	$(475,949)
Depreciation of equipment	342	-	342
Amortization of patent costs	375	-	1,500
Changes in operating assets and liabilities:
Due from president	(56,173)	-	(77,046)
Prepaid expenses	-	-	(1,400)
Organization costs	30	30	(270)
Accounts payable and accrued expenses	(50,225)	(1,250)	65,563
Accrued salary due to president	42,500	-	127,500

Net cash used for operating activities	(244,707)	(17,950)	(359,760)

Cash flows from investing activities:
Equipment purchase	(2,281)	-	(2,281)
Patent costs incurred	-	(15,000)	(15,000)

Net cash used for investing activities	(2,281)	(15,000)	(17,281)

Cash flows from financing activities:
Proceeds from notes payable	60,000	-	60,000
Loans from president	-	2,500	54,427
Repayment of loans from president	-	-	(54,427)
Stock subscriptions collected, net	15,000	35,000	280,981
Net proceeds from public offering	602,506	(7,500)	467,506

Net cash provided by financing activities	677,506	30,000	808,487

Net increase (decrease) in cash	430,518	(2,950)	431,446

Cash, beginning of period	928	64,142	-

Cash, end of period	$431,446	$61,192	$431,446

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2005 and 2004
and For the Period December 18, 2002 (Date of Inception)
to September 30, 2005
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2005 and for the three months ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows for the three month periods ended September 30, 2005 and 2004. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended September 30, 2005 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2006. The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2005 as included in our report on Form 10-KSB.

NOTE 2 - ORGANIZATION

SmartMetric, Inc. (“SmartMetric” or the “Company”) was incorporated in the State of Nevada on December 18, 2002. SmartMetric is developing a credit card size plastic card embedded with an integrated circuit chip and biometric fingerprint sensor which provides identification of the user (the “SmartMetric Smart Card”) to market to government agencies, corporations, and organizations interested in identification cards.

NOTE 3 - NOTES PAYABLE

In July 2005, the Company received a total of $60,000 in loans from two stockholders. The notes bear interest at a rate of 6% per annum and are due in full on December 31, 2007.

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

NOTE 5 - STOCKHOLDERS’ EQUITY

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

NOTE 6 - PUBLIC OFFERING

The Company filed a Form SB-2 registration statement with the U.S. Securities and Exchange Commission in September 2004 (which was declared effective on August 15, 2005) in connection with a public offering (the “Public Offering”) of up to 6,666,666 shares of common stock at $1.50 per share or $9,999,999 total. The Company is offering the shares directly on a “best efforts, all or none basis” as to the first 333,333 shares and on a best efforts basis as to the remaining 6,333,333 shares. The shares are being sold by SmartMetric’s officers and directors in a self-underwritten offering (although the Company may decide to engage registered broker-dealers to assist in the sale) for a period of 90 days (which may be extended for an additional 90 days at the Company’s option). Also, certain selling shareholders are offering 11,721,094 shares for sale in this offering, 3,000,000 of which are shares of Class A Common Stock.

From August 15, 2005 to September 30, 2005, the Company sold a total of 403,956 shares of common stock in the Public Offering resulting in gross proceeds of $605,934. The net proceeds to the Company, after deducting $138,428 in offering costs, was $467,506.

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

Lease agreements - In November 2004, SmartMetric executed a lease agreement for office space in Aventura, Florida. This agreement provides for monthly rentals of $800 and an initial term of six months ending May 31, 2005. Unless the lessor is notified in writing at least 60 days prior to the Termination Date (which notification was not made), this agreement renews for additional one-year terms. Lessor has the right to terminate the lease agreement at any time upon 45 days advance written notice to SmartMetric. In September 2005, SmartMetric executed two lease agreements for additional office space in Surfside, Florida. These agreements provide for monthly rentals totaling $1,166 and terms of one year ending August 31, 2006.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.
Dated: November 30, 2005	By:	/s/ Colin Hendrick
Colin Hendrick, President