Form 10QSB
period 2005-12-31
SmartMetric, Inc.
filed 2006-02-21
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 3 month period ended December 31, 2005.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File No. 333-118801

SMARTMETRIC, INC.
(Name of Small Business Issuer in its Charter)

Delaware	05-0543557
(State of Incorporation)	(IRS Identification Number)

9553 Harding Avenue, Suite 303
Surfside, Florida 33154
(Address of Principal Executive Offices)

Registrant's telephone number, including area code (786) 623-5690

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X   No   (2) Yes X   No

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

Common Stock	9,134,280	December 31, 2005
Class A Common Stock	50,000,000	December 31, 2005

SMARTMETRIC, INC.
FORM 10-QSB
December 31, 2005

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

COMPLETION OF PROTOTYPE

A prototype of our SmartCard was completed in February 2005. The finished product is the prototype or model for our SmartCards, which will be manufactured upon receipt of customer orders. We intend to revise some of the engineering of the prototype so as to decrease the size of the circuitry contained in the SmartCard. We expect that the revised prototype will be completed by April 2006.

PRODUCTION OF SMARTCARDS

Upon completion of our revised SmartCard prototype, we will seek to obtain orders for it. Because SmartMetric does not own or rent a manufacturing facility, we will enter into a contract with a manufacturing facility to produce our SmartCards. Although we have begun negotiations with two potential manufacturers, no contract has been signed.

SmartMetric does not believe its business is seasonal in any way.

AGREEMENTS

On October 30, 2003, we entered into an agreement with Information Spectrum, Inc. Pursuant to this agreement, ISI will seek to market our SmartCards. This agreement expired on
October 30, 2005 and has not yet been renewed. We intend to enter into an agreement with a third party to manufacture our SmartCards, but have not yet done so.

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

We had $0 sales revenues for the year ended June 30, 2005, with a net loss of $258,355. For the three months ending December 31, 2005, there were $0 sales revenues and a net loss of $347,857. For the three months ending December 31, 2004, there were $0 sales revenues and a net loss of $44,945. This increased loss of $302,912 is a result of an increase in research and development, professional fees related to the initial public offering, and accrued officers’ salary. We spent $101,579 and $32,690 on research and development for the three months ended December 31, 2005 and December 31, 2004 respectively.

SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2004.

For the six months ended December 31, 2005, we had $0 sales revenues and a net loss of $529,413, as compared to $0 sales revenues and a net loss of $61,675 for the six months ended December 31, 2004. This increase net loss of $467,738 is due to an increased spending for research and development, professional fees related to the initial public offering, and accrued officers’ salary. We spent $119,708 on research and development during the six months ended December 31, 2005, and $40,410 for the same period in 2004. This increase of 196% is related to development of the SmartCard prototype and its components. To date, Mr. Hendrick has neither been paid, nor reimbursed, for any of these research and development costs.

INITIAL PUBLIC OFFERING

In August 2005, we commenced our initial public offering, pursuant to which we intend to raise a minimum of $500,000 and a maximum of $9,999,999. On September 14, 2005, we closed on the minimum offering. As of December 31, 2005 we sold 574,023 shares and raised $861,035 in offering proceeds. We estimate that the proceeds from our public offering will allow us to outsource production of 1,000 SmartCards, begin marketing them and provide us with enough working capital to last 12 months. We expect that orders larger than that will require additional financing. Such financing may be in the form of debt or equity. Currently, SmartMetric has no material commitments for capital expenditures.

We are in the process of applying for our common stock to be listed on the Over-The-Counter Bulletin Board.

OFF-BALANCE SHEET ARRANGEMENTS

SmartMetric is not a party to any off-balance sheet arrangements.

Item 3. CONTROLS AND PROCEDURES

As of December 31, 2005, an evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are no changes in our internal controls over financial reporting identified in connection with the evaluation of our disclosure controls and procedures.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2003, SmartMetric issued 50,000,000 shares of Class A common stock to the President of SmartMetric, Colin Hendrick, at $.001 per share for a total of $50,000. From November 2003, to June 30, 2004 SmartMetric sold an additional 8,560,257 shares to Mr. Hendrick at $.01 per share for a total of $85,602.57. Mr. Hendrick completed payment for these shares in October 2004. These sales were made pursuant to Section 4(2) of the Securities Act of 1933. There was no general solicitation or advertising, and Mr. Hendrick did not purchase the shares with the intent to resell them. In August 2004, Mr. Hendrick assigned 8,560,257 shares to approximately 600 people for no consideration.

In September 2004 through October 2004, SmartMetric sold 68,207 shares of common stock to 9 people at $1.50 per share: Leslie Price; Peter Gummer and Kim Murray; Robert and Narelle Renfrew; Cheryl McLean; David Frank Walker; Jim Truant; Mark Edwards and Jenny Lee Stone Superannuation Fund, Jonathan Murphy; and Ronald D. and Susanne J. Leonard. These shares were sold by Peter Sleep, a director of SmartMetric. Of the nine, six persons were already shareholders of SmartMetric and all nine were friends and/or acquaintances of Mr. Sleep's. All were familiar with SmartMetric and Mr. Sleep prior to September 2004. These nine people were presented with the financial statements of SmartMetric, as well as a subscription agreement. They did not rely on the registration statement filed with the SEC when making the decision to invest in SmartMetric. SmartMetric relied upon Section 4(2) of the Securities Act when offering these securities to a limited number of persons without general solicitation or advertising.

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

SMARTMETRIC, INC.

Dated: February 16, 2006	By:	/s/ Colin Hendrick
Colin Hendrick, President

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	June 30,
	2005	2005
Assets	(Unaudited)

Current assets:
Cash	$306,049	$928
Stock subscriptions receivable	-	15,000
Due from president	6,216	20,873
Prepaid expenses	1,400	1,400

Total current assets	313,665	38,201

Equipment, less accumulated depreciation
of $380 and $0, respectively	1,901	-

Other assets:
Patent costs, less accumulated amortization
of $1,875 and $1,125, respectively	13,125	13,875
Deferred offering costs	-	135,000
Organization costs - net	240	300

Total assets	$328,931	$187,376

Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$60,000	$-
Accounts payable and accrued expenses	89,149	115,788
Accrued salary due to president	-	85,000

Total current liabilities	149,149	200,788

Other liabilities	-	-

Total liabilities	149,149	200,788

Common stock subject to possible rescission (160,837 shares)	241,256	241,256

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value;
50,000,000 shares authorized, 50,000,000 shares
issued and outstanding	50,000	50,000
Common stock, $.001 par value; 45,000,000 shares
authorized, issued and outstanding 9,134,280 and
8,560,257 shares, respectively	9,134	8,560
Additional paid-in capital	703,198	(18,835)
Deficit accumulated during the development stage	(823,806)	(294,393)

Total stockholders' equity (deficiency)	(61,474)	(254,668)

Total liabilities and stockholders' equity	$328,931	$187,376

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
					Stage
	Three Months		Six Months		(December 18, 2002
	Ended December 31,		Ended December 31,		to December 31,
	2005	2004	2005	2004	2005)

Revenues	$-	$-	$-	$-	$-

Expenses:
Officer's salary	42,500	-	85,000	-	170,000
Other general and
administrative	202,878	12,255	323,205	21,265	395,746
Research and
development	101,579	32,690	119,708	40,410	256,560
Interest	900	-	1,500	-	1,500

Total expenses	347,857	44,945	529,413	61,675	823,806

Net loss	$(347,857)	$(44,945)	$(529,413)	$(61,675)	$(823,806)

Net loss per share,
basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average
number of common
shares outstanding,
basic and diluted	59,049,247	58,560,257	58,905,741	58,560,257

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			During the
			Development
			Stage
	Six Months		(December 18, 2002
	Ended December 31,		to December 31,
	2005	2004	2005)
Cash flows from operating activities:
Net loss	$(529,413)	$(61,675)	$(823,806)
Depreciation of equipment	380	-	380
Amortization of patent costs	750	375	1,875
Changes in operating assets and liabilities:
Due from president	14,657	-	(6,216)
Prepaid expenses	-	(1,400)	(1,400)
Organization costs	60	60	(240)
Accounts payable and accrued expenses	(26,639)	1,750	89,149
Accrued salary due to president	(85,000)	-	-

Net cash used for operating activities	(625,205)	(60,890)	(740,258)

Cash flows from investing activities:
Equipment purchase	(2,281)	-	(2,281)
Patent costs incurred	-	(15,000)	(15,000)

Net cash used for investing activities	(2,281)	(15,000)	(17,281)

Cash flows from financing activities:
Proceeds from notes payable	60,000	-	60,000
Loans from president	-	2,577	54,427
Repayment of loans from president	-	(25,000)	(54,427)
Stock subscriptions collected, net	15,000	93,861	280,981
Net proceeds from public offering	857,607	(27,500)	722,607

Net cash provided by financing activities	932,607	43,938	1,063,588

Net increase (decrease) in cash	305,121	(31,952)	306,049

Cash, beginning of period	928	64,142	-

Cash, end of period	$306,049	$32,190	$306,049

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2005 and 2004
and For the Period December 18, 2002 (Date of Inception)
to December 31, 2005
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2005 and for the three and six months ended December 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2005 and the results of operations and cash flows for the three and six month periods ended December 31, 2005 and 2004. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month period ended December 31, 2005 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2006. The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date.

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

In the event that a claim for rescission arises and is allowed, the Company will deduct such amount from “common stock subject to possible rescission”. In the event that it is determined an investor no longer has a possible rescission right, the gross will be recorded as stockholders’ equity.

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

NOTE 6 - PUBLIC OFFERING

The Company filed a Form SB-2 registration statement with the U.S. Securities and Exchange Commission in September 2004 (which was declared effective on August 15, 2005) in connection with a public offering (the “Public Offering”) of up to 6,666,666 shares of common stock at $1.50 per share or $9,999,999 total. The Company is offering the shares directly on a “best efforts, all or none basis” as to the first 333,333 shares and on a best efforts basis as to the remaining 6,333,333 shares. The shares are being sold by SmartMetric’s officers and directors in a self-underwritten offering (although the Company may decide to engage registered broker-
dealers to assist in the sale) for a period of 90 days (which may be extended for an additional 90 days at the Company’s option). Also, certain selling shareholders are offering 11,721,094 shares for sale in this offering, 3,000,000 of which are shares of Class A Common Stock.

From August 15, 2005 to December 31, 2005, the Company sold a total of 574,023 shares of common stock in the Public Offering resulting in gross proceeds of $861,035. The net proceeds to the Company, after deducting $138,428 in offering costs, was $722,607.

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