Form 10QSB
period 2006-03-31
SmartMetric, Inc.
filed 2006-05-23
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 3 month period ended March 31, 2006.

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

(1) Yes X   No___  (2) Yes X   No ___

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

Common Stock	29,843,905	March 31, 2006
Class A Common Stock	29,500,000	March 31, 2006

SMARTMETRIC, INC.
FORM 10-QSB
March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

Financial Statements are attached hereto as F-1 to F-4

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

COMPLETION OF PROTOTYPE

A prototype of our SmartCard was completed in February 2005. The finished product is the prototype or model for our SmartCards, which will be manufactured upon receipt of customer orders. We intend to revise some of the engineering of the prototype so as to decrease the size of the circuitry contained in the SmartCard. We expect that the revised prototype will be completed by June 2006.

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

We had $0 sales revenues for the year ended June 30, 2005, with a net loss of $258,355. For the three months ending March 31, 2006, there were $0 sales revenues and a net loss of $304,016. For the three months ending March 31, 2005, there were $0 sales revenues and a net loss of $69,331. This increased loss of $234,685 is a result of an increase in research and development, professional fees related to the initial public offering, and increases in other general and administrative expenses. We spent $39,586 and $12,217 on research and development for the three months ended March 31, 2006 and March 31, 2005 respectively.

NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO NINE MONTHS ENDED MARCH 31, 2005.

For the nine months ended March 31, 2006, we had $0 sales revenues and a net loss of $833,429, as compared to $0 sales revenues and a net loss of $130,631 for the nine months ended March 31, 2005. This increased net loss of $702,798 is due to an increased spending for research and development, professional fees related to the initial public offering, and increases in officer’s salary and other general and administrative expenses. We spent $159,294 on research and development during the nine months ended March 31, 2006, and $52,627 for the same period in 2005. This increase of 203% is related to development of the SmartCard prototype and its components. To date, Mr. Hendrick has neither been paid, nor reimbursed, for any of these research and development costs.

INITIAL PUBLIC OFFERING

In August 2005, we commenced our initial public offering, pursuant to which we intend to raise a minimum of $500,000 and a maximum of $9,999,999. On September 14, 2005, we closed on the minimum offering. The offering closed in February 2006. A total of 743,648 shares were sold, for gross offering proceeds of $1,115,472. The offering proceeds have been applied toward additional development of our SmartCard and working capital. We expect that we will have to raise between $1,000,000 and $2,000,000 over the next 12 months to begin production of our SmartCards. Such financing may be in the form of debt or equity. Currently, SmartMetric has no material commitments for capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

SmartMetric is not a party to any off-balance sheet arrangements.

Item 3. CONTROLS AND PROCEDURES

As of March 31, 2006, an evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are no changes in our internal controls over financial reporting identified in connection with the evaluation of our disclosure controls and procedures.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

SmartMetric’s annual meeting of shareholders was held on April 5, 2006. The following directors were elected to the board:

1.	Colin Hendrick
2.	Joseph Katzman
3.	Elizabeth Ryba

At the annual meeting, shareholders representing a majority of shares voted to (1) amend SmartMetric’s articles of incorporation to increase the authorized common stock of the company from 45,000,000 shares of common stock to 100,000,000 shares of common stock; and (2) elect Michael T. Studer, CPA, PC as SmartMetric’s independent auditor.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

The following exhibits are attached to this Form 10-QSB and made a part hereof.

Exhibit No.	Description

3(i)	Articles of Incorporation(1)

3(i)(a)	Amended Articles of Incorporation

3(ii)	Bylaws(1)

10	Contract with Information Spectrum, Inc.(1)

31.1	Certification of SmartMetric’s Chief Executive Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

31.2	Certificate of SmartMetric’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

32.1
Certification of SmartMetric’s Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

(1) Incorporated by reference from SmartMetric’s Registration Statement filed on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Dated: May 22, 2006	By:	/s/ Colin Hendrick
Colin Hendrick, President

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	June 30,
	2006	2005
Assets	(Unaudited)

Current assets:
Cash	$181,061	$928
Stock subscriptions receivable	-	15,000
Due from president	50,621	20,873
Prepaid expenses	1,400	1,400

Total current assets	233,082	38,201

Equipment, less accumulated depreciation
of $570 and $0, respectively	1,711	-

Other assets:
Patent costs, less accumulated amortization
of $2,250 and $1,125, respectively	12,750	13,875
Deferred offering costs	-	135,000
Organization costs - net	210	300

Total assets	$247,753	$187,376

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$55,193	$115,788
Accrued salary due to president	-	85,000

Total current liabilities	55,193	200,788

Other liabilities	-	-

Total liabilities	55,193	200,788

Common stock subject to possible rescission (160,837 shares)	241,256	241,256

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value;
50,000,000 shares authorized, issued and outstanding
29,500,000 and 50,000,000 shares, respectively	29,500	50,000
Common stock, $.001 par value; 45,000,000 shares
authorized, issued and outstanding 29,843,905 and
8,560,257 shares, respectively	29,844	8,560
Additional paid-in capital	1,019,782	(18,835)
Deficit accumulated during the development stage	(1,127,822)	(294,393)

Total stockholders' equity (deficiency)	(48,696)	(254,668)

Total liabilities and stockholders' equity	$247,753	$187,376

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
					Stage
	Three Months		Nine Months		(December 18, 2002
	Ended March 31,		Ended March 31,		to March 31,
	2006	2005	2006	2005	2006)

Revenues	$-	$-	$-	$-	$-

Expenses:
Officer's salary	42,500	42,500	127,500	42,500	212,500
Other general and
administrative	221,030	14,614	544,235	35,504	616,776
Research and
development	39,586	12,217	159,294	52,627	296,146
Interest	900	-	2,400	-	2,400

Total expenses	304,016	69,331	833,429	130,631	1,127,822

Net loss	$(304,016)	$(69,331)	$(833,429)	$(130,631)	$(1,127,822)

Net loss per share,
basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average
number of common
shares outstanding,
basic and diluted	59,239,093	58,560,257	59,016,858	58,560,257

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative During
			the Development
			Stage
	Nine Months		(December 18, 2002
	Ended March 31,		to March 31,
	2006	2005	2006)
Cash flows from operating activities:
Net loss	$(833,429)	$(130,631)	$(1,127,822)
Depreciation of equipment	570	-	570
Amortization of patent costs	1,125	750	2,250
Changes in operating assets and liabilities:
Due from president	(29,748)	-	(50,621)
Prepaid expenses	-	(2,328)	(1,400)
Organization costs	90	90	(210)
Accounts payable and accrued expenses	(58,195)	20,236	57,593
Accrued salary due to president	(85,000)	42,500	-

Net cash used for operating activities	(1,004,587)	(69,383)	(1,119,640)

Cash flows from investing activities:
Equipment purchase	(2,281)	-	(2,281)
Patent costs incurred	-	(15,000)	(15,000)

Net cash used for investing activities	(2,281)	(15,000)	(17,281)

Cash flows from financing activities:
Proceeds from notes payable	60,000	-	60,000
Loans from president	-	2,577	54,427
Repayment of loans from president	-	(44,300)	(54,427)
Stock subscriptions collected, net	15,000	111,485	280,981
Net proceeds from public offering	1,112,001	(27,500)	977,001

Net cash provided by financing activities	1,187,001	42,262	1,317,982

Net increase (decrease) in cash	180,133	(42,121)	181,061

Cash, beginning of period	928	64,142	-

Cash, end of period	$181,061	$22,021	$181,061

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

Non-cash financing transaction:
Conversion of notes payable and accrued
interest into 40,000 shares of common stock	$62,400	$-	$62,400

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2006 and 2005
and For the Period December 18, 2002 (Date of Inception)
to March 31, 2006
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2006 and for the three and nine months ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows for the three and nine month periods ended March 31, 2006 and 2005. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month period ended March 31, 2006 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2006. The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date.

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

NOTE 3 - NOTES PAYABLE

In July 2005, the Company received a total of $60,000 in loans from two stockholders. The notes bore interest at a rate of 6% per annum and were due in full on December 31, 2007. On March 28, 2006, the two noteholders agreed with the Company to convert the notes and then accrued interest of $2,400 into 40,000 shares of Company common stock.

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

On February 28, 2006, two directors agreed with the Company to convert a total of 20,500,000 shares of Class A common stock into a total of 20,500,000 shares of common stock.

The Class A common stock and the common stock have identical voting and other rights.

NOTE 6 - PUBLIC OFFERING

The Company filed a Form SB-2 registration statement with the U.S. Securities and Exchange Commission in September 2004 (which was declared effective on August 15, 2005) in connection with a public offering (the “Public Offering”) of up to 6,666,666 shares of common stock at $1.50 per share or $9,999,999 total. The Company offered the shares directly on a “best efforts, all or none basis” as to the first 333,333 shares and on a best efforts basis as to the remaining 6,333,333 shares. The shares were sold by SmartMetric’s officers and directors in a self-underwritten offering for a period of 180 days.

From August 2005 to February 2006, the Company sold a total of 743,648 shares of common stock in the Public Offering resulting in gross proceeds of $1,115,472. The net proceeds to the Company, after deducting $138,471 in offering costs, was $977,001.

NOTE 7 - COMMITMENTS

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

Employment agreement - Effective July 1, 2004, SmartMetric executed an employment agreement with its president. Pursuant to this employment agreement, the president shall receive an annual salary of $170,000 commencing January 1, 2005. This salary will commence upon the Company achieving gross revenues of $1,000,000. Until that time, the salary shall be accrued and SmartMetric may pay the president as salary up to 25% of any offering proceeds received by the Company, which amount shall not exceed $170,000 in any given 12 month period. The president is also eligible for an annual bonus based on certain performance criteria to be determined by a Compensation Committee of the board of directors at a later date. Hisemployment may be terminated for cause at any time. According to the employment agreement, any inventions, ideas, disclosures and improvements made or conceived by him during his employment, including adoptions and improvements to existing patents, shall be his property. The term of this agreement is one year and may be renewed by the mutual written agreement of the president and the Company for additional consecutive one year terms. In June 2005, the parties renewed this employment agreement for one year to June 30, 2006.

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