Form 10KSB
period 2006-06-30
SmartMetric, Inc.
filed 2007-01-03
CIK 1301991

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2006
Commission File Number: 333-118801

SMARTMETRIC, INC.

(Name of Small Business Issuer in its charter)

Nevada	05-0543557

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9553 Harding Avenue, Suite 303 Surfside, Florida	33154

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (786) 623-5690

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.001 Par Value

(Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $9,395,851 on November 30, 2006 based on the last sale reported at $1.00 per share. For the purposes of the foregoing sentence, the term "affiliate" includes each director and officer of the Registrant.

The number of shares outstanding of the Registrant's common stock on November 30, 2006 was 59,955,851.

Documents Incorporated By Reference - See Item 13 to this Form 10-KSB.

TABLE OF CONTENTS

		Page #
PART I

Item 1:	Description of Business	3

Item 2:	Description of Property	8

Item 3:	Legal Proceedings	8

Item 4:	Submission of Matters to a Vote if Security Holders	8

PART II

Item 5:	Market for the Registrant’s Common Stock, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities	9

Item 6:	Management’s Discussion & Analysis of Financial Condition and Results of Operations	9

Item 7:	Financial Statements	12

Item 8:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25

Item 8A:	Control and Procedures	22

Item 8B:	Other Information	25

PART III

Item 9:	Directors and Executive Officers of the Registrant	26

Item 10:	Executive Compensation	28

Item 11:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29

Item 12:	Certain Relationships and Related Transactions	29

Item 13:	Exhibits	30

Item 14:	Principal Accountant Fees and Services	31

	Signatures	32

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

As of June 30, 2006, SmartMetric had a total stockholders' deficiency of $199,016, and cash of $63,243. In February 2006, SmartMetric closed on its initial public offering. The company sold 743,648 shares of common stock at $1.50 per share for a total gross offering proceeds of $1,115,472. On April 2, 2006, our shares began trading on the over-the-counter bulletin board under the symbol SMME.OB. The company’s common stock currently trades on the “pink sheets” under the symbol SMME.

SmartMetric has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on SmartMetric's financial condition, results of operations or liquidity.

The SmartMetric Biometric Card

SmartMetric has designed a biometric card utilizing patented technology licensed to the company. A prototype of this card was completed in February 2005. The company is in the process of finalizing its biometric card and expects to have a final product by December 2006.

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

The SmartMetric biometric card is a card that authorized persons will carry with them and activate to obtain access. Such activation will take place by placing a finger on a fingerprint sensor. The SmartMetric SmartCards are designed to be read by both contact and contactless card acceptor devices. For contact card acceptor devices, the device must touch a chip mounted on the surface of the SmartCard. This contact allows the card to transmit data to the reading device. For contact less acceptor devices, a radio frequency signal will be sent from the card to a radio frequency signal receiver in the acceptor device. In both types of acceptor devices, the activation signal is sent only when there has been a positive match of fingerprint by fingerprint sensor. The card acceptor devices are available from several different third parties and do not require any licenses.

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

The process of identity authentication typically requires that a person present for comparison one or more of the following factors:

•	Something known such as a password, PIN or mother's maiden name;

•	Something carried such as a token, card, or key; or

•	Something physical such as fingerprint, voice pattern, signature motion, facial shape or other biological or behavioral characteristic.

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

The SmartMetric SmartCard

The SmartMetric biometric SmartCard, an intelligent cryptographic platform, is a credit-card sized plastic card embedded with an integrated circuit chip and biometric fingerprint sensor. While we have completed a prototype of this card, we have not yet begun to manufacture. The SmartMetric SmartCard has been designed to provide not only memory capacity, but also computational capability along with secure non-refutable identification of the user. We believe that the self-containment of SmartMetric's SmartCard will make it substantially resistant to attack, as it will not need to depend upon potentially vulnerable external resources. Because of this characteristic, we expect that the SmartMetric SmartCard may be used in different applications which require strong security protection and authentication.

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

In general, the size, the thickness and bend requirements for the SmartCard were designed to protect the card from being spoiled physically. However, this also limits the memory and processing resources that may be placed on the card. In the past, industry participants have encountered particular difficulty in attempting to integrate high memory chips and finger sensor technology that will withstand both the size constraints and physical daily usage such as bending in a user's wallet sitting in his back pocket. We believe SmartMetric has met and overcome the physical demands of the credit card to produce what is a powerful on-card computer processor with state-of-the-art biometric technology. However, we believe that additional engineering is necessary to reduce the size to the circuitry of the SmartCard prototype. We anticipate such engineering to cost $50,000. We expect that such re-engineering will be complete by January 31, 2007.

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

License Agreements

On August 1, 2004, SmartMetric entered into a license agreement with Applied Cryptology, Inc., a Nevada corporation which is owner of certain technology for which a patent was issued from the United States. Pursuant to the license agreement, SmartMetric has the right to make use of this technology for the purpose of developing software and systems to be used by SmartMetric to provide certain applications including any or all of the following: 1) secure transactions over the Internet from home and office computers; 2) an automatic method for connecting to remote computers; 3) a method of developing targeted advertising to home and/or office computers; 4) identity verification and access control as provided for in the patent. Colin Hendrick, President, Chief Executive Officer and Chairman of the Board of Directors of SmartMetric, is the sole officer and shareholder of Applied Cryptology, Inc.

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

This license agreement will remain in effect for the lives of the patent. SmartMetric may utilize their patented technological applications anywhere in the world without limitation.

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

BioNetrix offers a solution for systems security - user authentication and sign on. This company was found in 1997.

SmartMetric is a newcomer to this industry, with no proven track record and an untested product. We are not as well known as our potential competitors, nor are we certain our SmartCard will work as intended or that it will meet clients' needs. We are at a competitive disadvantage when compared to those better known, better funded and experienced identity management companies. SmartMetric will be competing with these as well as smaller and mid-size identity management manufactures, distributors, and developers. Facilities

Employees

As of December 31, 2006, SmartMetric has three full time employees including Colin Hendrick, SmartMetric’s CEO, and three part-time employees. None of these employees belongs to any union.

ITEM 2.	DESCRIPTION OF PROPERTY

In November 2004, SmartMetric executed a lease agreement for office space in Aventura, Florida. This agreement provides for a monthly rental fee of $800 and an initial term of six months, ending May 31, 2005. This lease was renewed until May 31, 2007.

ITEM 3.	LEGAL PROCEEDINGS

Neither SmartMetric, nor any of its officers, directors or controlling shareholders are parties to any current litigation or aware of any threatened litigation against them.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

SmartMetric held its annual shareholders meeting on April 5, 2006. Shareholders representing 51,049,782 shares were in attendance. At the meeting, Elizabeth Ryba was elected to the board, and Colin Hendrick and Joseph Katzman were re-elected. At this meeting, the following proposals were unanimously approved: (1) To retain Michael T. Studer, CPA, as SmartMetric’s independent auditor; (2) To amend the company’s Certificate of Incorporation to increase the capitalization of the corporation to 155,000,000 shares of stock: 5,000,000 preferred, 50,000,000 Class A common, and 100,000,000 common stock.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

As of November 30, 2006, there were 59,955,851 shares of common stock outstanding held by approximately 686 shareholders. SmartMetric’s securities currently trade on the Nasdaq “pink sheets” under the symbol SMME.

Second Quarter 2006

High Bid	Low Bid
$1.55	$0.58

Third Quarter 2006

High Bid	Low Bid
$1.00	$0.50

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

On February 15, 2006, the board of directors passed a resolution authorizing the conversion of all outstanding shares of Class A common stock into an equal number of shares of undesignated common stock upon an amendment to the company’s certificate of incorporation to increase the authorized number of common shares to 100,000,000. The certificate of amendment became effective on May 25, 2006. The 50,000,000 remaining shares of Class A common stock were converted into common shares effective May 25, 2006.

ITEM 6.	PLAN OF OPERATION

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

We had $0 sales revenue for the years ended June 30, 2005 and 2006, with a net loss of $(258,355) in 2005 and a net loss of $(1,225,045) for 2006.

In October 2003, we sold 50,000,000 shares of common stock to the President of SmartMetric at $.001 per share for a total of $50,000. From November 2003 to June 30, 2004, SmartMetric sold 8,560,257 shares of common stock to the President of the corporation, Colin Hendrick, at $.01 per share for a total of $85,602.57. Mr. Hendrick rendered complete payment for these shares by October 2004. In August 2004, Mr. Hendrick transferred these shares to approximately 600 shareholders for no consideration. All shares are restricted from resale, except 11,560,257 shares which have been registered for resale. In March 2005, Mr. Hendrick transferred 49,500,000 shares to Applied Cryptology, Inc., a company owed and controlled by Mr. Hendrick. Applied Cryptology is party to a license agreement with SmartMetric.

In a private placement which occurred in September 2004 through October 2004, we sold 68,207 shares to 9 people at $1.50 per share. All 68,207 shares were registered in the registration statement declared effective August 13, 2006.

In a private placement which occurred in December 2004 through January 2005, we sold 92,630 shares to 11 people at $1.50 per share. All 92,630 shares were registered in the registration statement declared effective August 13, 2005.

SmartMetric’s initial public offering closed in February 2006. We raised $1,115,472 through the sale of 743,648 shares of common stock at $1.50 per share.

Plan of Operation

Between May 2006 and July 2006, SmartMetric engaged in a private placement of its common stock. It sold 248,986 shares at $1.15 per share for a total of $286,334. This offering was made to 26 accredited investors.

Over the next 12 months, SmartMetric intends to commence marketing in an attempt to generate sales. We expect that we will have to raise additional funds within the next 12 months to contract the production of our prototype and to commence marketing. We anticipate needing between $1,000,000 and $5,000,000, depending on our production and marketing costs.

We expect to outsource manufacturing of our SmartCards once we have sales orders. We do not intend to purchase any plants or significant equipment.

Once we have begun to generate sales, we intend to hire additional employees. However, until that time, we may only hire a few employees to market the SmartMetric SmartCard.

For the year ended June 30, 2005, we spent $107,517 on research and development. For the year ended June 30, 2006, we spent $198,578 on research and development. Our research and development costs increased by 85% from 2005 to 2006, due to development costs associated with our biometric SmartCard. These funds were applied toward the production of a SmartCard prototype and its components. To date, Mr. Hendrick has neither been paid, nor reimbursed, for any of these research and development costs.

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

SmartMetric believes its current sources of credit and liquidity, including funds raised in its private placements are insufficient to begin operations, including production of our SmartCards. Our plan includes outsourcing or contract manufacturing of approximately 75,000 SmartCards. A key element of SmartMetric's growth strategy is raising adequate funding to begin to outsource the manufacture of its biometric card. We believe that we will need to raise a minimum of $500,000 to begin outsourcing the manufacturing of our SmartCard. The amount of funds required will depend on the size of the orders we receive. We estimate that $500,000 will allow us to outsource production of 1,000 SmartCards and to begin marketing them. We will need to raise at least an additional $500,000 for working capital to last 12 months. We expect that orders larger than that will require additional financing. Such financing may be in the form of debt or equity. Currently, SmartMetric has no material commitments for capital expenditures.

SmartMetric does not believe its business is seasonal in any way.

	YEAR ENDED JUNE 30
	2006	2005
Net Sales	$0	$0
Cost of Sales	$0	$0
Expenses	$1,225,045	$(258,355)
Income (loss) from operation	$(1,225,045)	$(258,355)

Net sales for the years ended June 30, 2005 and 2006 were $0. Expenses for the year ended June 30, 2005 and 2006 were $258,355 and $1,225,045 respectively, which increase was primarily due to increased officer’s salary, occupancy expenses, professional fees, and consulting fees. SmartMetric expended $107,517 in research and development for the year ended June 30, 2005, and $198,578 for the year ended June 30, 2006, an increase of 85%. This increase was due to development costs related to the company’s biometric SmartCard. Net loss was $258,335 in the year ended June 30, 2005 and 1,225,045 in the year ended June 30, 2006, an increased loss of 374%. This increase is the result of increased costs related to development of SmartMetric’s biometric SmartCard.

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

ITEM 7.	FINANCIAL STATEMENTS

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets as of June 30, 2006 and 2005	F-3

Consolidated Statements of Operations for the years ended
June 30, 2006 and 2005 and for the period December 18,
2002 (inception) to June 30, 2006	F-4

Consolidated Statements of Changes in Stockholders’ Equity
for the period December 18, 2002 (inception)
to June 30, 2006	F-5

Consolidated Statements of Cash Flows for the years ended
June 30, 2006 and 2005 and for the period December 18,
2002 (inception) to June 30, 2006	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SmartMetric, Inc.

I have audited the accompanying consolidated balance sheets of SmartMetric, Inc. and subsidiary (the “Company”), a development stage company, as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and for the period December 18, 2002 (inception) to June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SmartMetric, Inc. and subsidiary, a development stage company, as of June 30, 2006 and 2005, and the results of their operations and cash flows for the years then ended and for the period December 18, 2002 (inception) to June 30, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
December 15, 2006

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,
	2006	2005
Assets
Current assets:
Cash	$63,243	$928
Stock subscriptions receivable	-	15,000
Due from related party	37,484	20,873
Prepaid expenses	2,900	1,400

Total current assets	103,627	38,201

Equipment, less accumulated depreciation of
$629 and $0, respectively	5,102	-

Other assets:
Patent costs, less accumulated amortization
of $2,625 and $1,125, respectively	12,375	13,875
Deferred offering costs	-	135,000
Organization costs - net	180	300

Total assets	$121,284	$187,376

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$75,775	$115,788
Accrued salary due to president	3,269	85,000

Total current liabilities	79,044	200,788

Other liabilities	-	-

Total liabilities	79,044	200,788

Common stock subject to possible rescission (160,837 shares)	241,256	241,256

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value; 50,000,000
shares authorized, issued and outstanding 0 and
50,000,000 shares, respectively	-	50,000
Common stock, $.001 par value; 100,000,000 shares
authorized, issued and outstanding 59,556,369 and
8,560,257 shares, respectively	59,556	8,560
Additional paid-in capital	1,260,866	(18,835)
Deficit accumulated during the development stage	(1,519,438)	(294,393)

Total stockholders' equity (deficiency)	(199,016)	(254,668)

Total liabilities and stockholders' equity	$121,284	$187,376

See notes to consolidated financial statements.
F-3

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative
			During the
			Development
			Stage
	Year Ended	Year Ended	(December 18, 2002
	June 30,	June 30,	to June 30,
	2006	2005	2006)

Revenues	$-	$-	$-

Expenses:
Officer's salary	170,000	85,000	255,000
Other general and administrative	856,467	65,838	929,008
Research and development	198,578	107,517	335,430

Total expenses	1,225,045	258,355	1,519,438

Net loss	$(1,225,045)	$(258,355)	$(1,519,438)

Net loss per share, basic and diluted	$(0.02)	$(0.00)

Weighted average number of common
shares outstanding, basic and diluted	59,119,659	58,560,257

See notes to consolidated financial statements.

	F-4

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Class A Common Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)

Net loss for period
December 18, 2002
(date of inception)
to June 30, 2003	-	$-	-	$-	$-	$(60)	$(60)

Balances, June 30, 2003	-	-	-	-	-	(60)	(60)

Sale of Class A
common stock in
October 2003 at a price
of $.001 per share	50,000,000	50,000	-	-	-	-	50,000

Sale of common stock
from October 2003
to June 2004 at a
price of $.01 per share	-	-	8,560,257	8,560	77,042	-	85,602

Net loss for year ended
June 30, 2004	-	-	-	-	-	(35,978)	(35,978)

Balances, June 30, 2004	50,000,000	50,000	8,560,257	8,560	77,042	(36,038)	99,564

Costs associated with
sale of common stock
subject to possible
rescission	-	-	-	-	(95,877)	-	(95,877)

Net loss for year ended
June 30, 2005	-	-	-	-	-	(258,355)	(258,355)

Balances, June 30, 2005	50,000,000	50,000	8,560,257	8,560	(18,835)	(294,393)	(254,668)

Sale of common stock
from August 2005 to
February 2006 in public
offering at $1.50 per
share, less offering
costs of $138,471	-	-	743,648	744	976,257	-	977,001

See notes to consolidated financial statements.

F-5

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Class A Common Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)

Conversion of Class A
common stock to
common stock by
related parties in
February and May 2006	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Conversion of $60,000
loans payable and
accrued interest to
common stock in
March 2006	-	-	40,000	40	62,360	-	62,400

Shares issued for services	-	-	20,000	20	19,980	-	20,000

Sale of Units from May
2006 to June 2006 in
private offering at $1.15
per Unit less offering
costs of $38	-	-	192,464	192	221,104	-	221,296

Net loss for year ended
June 30, 2006	-	-	-	-	-	(1,225,045)	(1,225,045)

Balances, June 30, 2006	-	$-	59,556,369	$59,556	$1,260,866	$(1,519,438)	$(199,016)

See notes to consolidated financial statements.

			F-6

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Cumulative
			During the
			Development
			Stage
	Year Ended	Year Ended	(December 18, 2002
	June 30,	June 30,	to June 30,
	2006	2005	2006)

Cash flows from operating activities:
Net loss	$(1,225,045)	$(258,355)	$(1,519,438)
Interest accrued on convertible notes payable	2,400	-	2,400
Shares issued for services	20,000	-	20,000
Depreciation of equipment	629	-	629
Amortization of patent costs	1,500	1,125	2,625
Changes in operating assets and liabilities:
Due from related party	(16,611)	(20,873)	(37,484)
Prepaid expenses	(1,500)	(1,400)	(2,900)
Organization costs	120	120	(180)
Accounts payable and accrued expenses	(40,013)	114,538	75,775
Accrued salary due to president	(81,731)	85,000	3,269

Net cash used for operating activities	(1,340,251)	(79,845)	(1,455,304)

Cash flows from investing activities:
Equipment purchased	(5,731)	-	(5,731)
Patent costs incurred	-	(15,000)	(15,000)

Net cash used for investing activities	(5,731)	(15,000)	(20,731)

Cash flows from financing activities:
Proceeds from notes payable	60,000	-	60,000
Loans from related party	-	2,577	54,427
Repayment of loans from related party	-	(54,427)	(54,427)
Stock subscriptions collected from private placements, net	236,296	165,981	502,277
Sale of common stock in public offering	1,115,472	-	1,115,472
Public offering costs incurred	(3,471)	(82,500)	(138,471)

Net cash provided by financing activities	1,408,297	31,631	1,539,278

Net increase (decrease) in cash	62,315	(63,214)	63,243

Cash, beginning of period	928	64,142	-

Cash, end of period	$63,243	$928	$63,243

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.
F-7

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2006 and 2005 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2006

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

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, at June 30, 2006 and 2005, the Company had a stockholders’ deficiency of $199,016 and $254,668, respectively. For the years ended June 30, 2006 and 2005, the Company incurred net losses of $1,225,045 and $258,355, respectively. These factors create uncertainty as to the Company’s ability to continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company is raising capital through private placements of its common stock to commence planned operations and achieve profitability. However, there is no assurance that the Company will be successful in raising sufficient capital to accomplish these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2006 and 2005 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2006

Equipment - Equipment is stated at cost and depreciated using the straight line method over the respective assets’ useful life.

Patent costs - Patent costs are amortized over the respective patent’s expected useful economic life (ten years) using the straight line method.

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

NOTE 5 - PATENT COSTS

Patent costs consist of:

	June 30,
	2006	2005

Legal fees paid in connection with patent applications
for products covered under the Company's
license agreement with ACI (see note 10)	$15,000	$15,000

Less accumulated amortization	(2,625)	(1,125)

Net	$12,375	$13,875

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2006 and 2005 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2006

Amortization expense relating to the patent costs for the years ended June 30, 2006 and 2005 was $1,500 and $1,125, respectively. Estimated amortization expense for each of the Company’s five succeeding fiscal years ending June 30, 2007, 2008, 2009, 2010, and 2011 is $1,500, $1,500, $1,500, $1,500, and $1,500, respectively.

NOTE 6 - DEFERRED OFFERING COSTS

Deferred offering costs of $135,000 at June 30, 2005 consist of legal fees and audit fees incurred in connection with the Company’s public offering (see note 8). These costs were charged to additional paid-in capital in September 2005 upon the closing of the minimum amount of the public offering.

NOTE 7 - COMMON STOCK SUBJECT TO POSSIBLE RESCISSION

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

Since the private placements referred to in the two preceding paragraphs occurred after the Company’s filing of its Registration Statement on Form SB-2 on September 3, 2004 and before its effectiveness on August 12, 2005, the related investors may have rescission rights under the federal securities laws.

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

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2006 and 2005 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2006

NOTE 8 - STOCKHOLDERS’ EQUITY

From August 2005 to February 2006, the Company sold a total of 743,648 shares of common stock at $1.50 per share in its public offering resulting in gross proceeds of $1,115,472. The net proceeds to the Company, after deducting $138,471 in offering costs, was $977,001.

From May 2006 to June 2006, the Company sold a total of 192,464 Units at $1.15 per Unit in private placements resulting in gross proceeds of $221,334 and net proceeds of $221,296. Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.50 per share.

NOTE 9 - INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

Deferred tax assets consist of:

	June 30,
	2006	2005

Net operating loss carryforwards	$516,609	$100,094
Less valuation allowance	(516,609)	(100,094)

Net	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $516,609 attributable to the future utilization of $1,519,438 of net operating loss carryforwards as of June 30, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $60 in 2023, $35,978 in 2024, $258,355 in 2025, and $1,225,045 in 2026.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2006 and 2005 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2006

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Employment agreement - Effective July 1, 2004, SmartMetric executed a one year employment agreement with its president, which in June 2005 was renewed for one year to June 30, 2006. Pursuant to this employment agreement, the president received a salary of $170,000 and $85,000 for the years ended June 30, 2006 and 2005, respectively. Although the employment agreement has not been renewed in writing, the president continues to serve SmartMetric and is being paid on the basis of a $170,000 annual salary.

Lease agreements - SmartMetric leases office space in Surfside, Florida and Aventura, Florida. Future minimum payments under non-cancelable operating leases at June 30, 2006 follows:

Year ended June 30,	Minimum lease commitments

2007	$27,211

Total	$27,211

Rent expense for the years ended June 30, 2006 and 2005 were $24,560 and $6,356, respectively.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2006 and 2005 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2006

NOTE 11 - SUBSEQUENT EVENTS

Private placements of common stock - In July 2006, the Company sold a total of 56,522 Units at $1.15 per Unit in private placements resulting in net proceeds of $65,000. From August 2006 to November 2006, the Company sold a total of 342,960 Units at prices ranging from $.48 to $.79 per Unit in private placements resulting in net proceeds of $186,463. Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.50 per share.

ITEM8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROL AND PROCEDURES

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

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Officers and Directors are as follows:

Name	Age	Position with the Company

Colin Hendrick 9195 Collins Ave #302 Surfside, Florida 33154	50	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Peter Sleep 3 Bernadette Court East Doncaster, Victoria Australia	61	Vice President of Sales - Asia Pacific

Joseph Katzman 790 Montgomery Street Brooklyn, New York 11213	49	Director

Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	55	Director

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

PETER SLEEP, was Secretary and a director of SmartMetric from January 2003 to April 2006. Since April 2006, he has been Secretary and Vice President of Sales - Asia Pacific. From November 1996 to January 2003, Mr. Sleep was Vice President of Smart MicroChip, Inc., an Australian corporation. Mr. Sleep attended Brunswick Technology School and Footscray College, both located in Australia.

JOSEPH KATZMAN, has been a director of SmartMetric since January 2003. Since 1993, he has been host and executive producer of A Cable To Jewish Life, a television talk show. From 1991 to 2000, he was the New York office administrator of congregation Yeshiva Tomchei Tmimim Lubavitch. Mr. Katzman is a graduate of KfarChabad and the Rabinical College of Canada.

ELIZABETH RYBA, has been a director of SmartMetric since April 5, 2006. Ms. Ryba has over 15 years of experience in the credit card industry. She was a promotion director at Hearst Publishing from 2002 through 2005. Between 2001 and 2004, Ms. Ryba was a consultant at Stratus Rewards Credit Cards where she launched a Visa Luxury credit card where points were redeemable on private jets. Between 2000 and 2001, Ms. Ryba worked as a Marketing Consultant for SpaFinder. In 1991 through 1999 Ms. Ryba worked at Master Card where she launched a SmartCard in Australia Ms. Ryba received her M.S. in Marketing from the University of Illinois, and her B.A. in English from the State University of New York at Stony Brook.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2006, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION:

The following table sets forth the amount of all cash compensation paid to the Company's most highly compensated executive officers and for all executive officers as a group for the fiscal years ended June 30, 2004, 2005, and 2006.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen-sation (US$)	Securities Underlying Options/ SAR Granteds	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen-sation
Colin Hendrick (1) President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board	20042005	Nil 85,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
	2005	170,000	Nil	Nil	Nil	Nil	Nil	Nil

Peter Sleep Vice President, Asia Pacific Sales, Director	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	52,920	Nil	Nil	Nil	Nil

(1)	SmartMetric has entered into an employment agreement with Mr. Hendrick effective July 1, 2004, which expired June 30, 2006.

ITEM11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2006, certain information regarding the beneficial ownership of all officers, directors, nominees, and the beneficial ownership of those persons owning five (5%) percent or more of the outstanding shares of SmartMetric's Common Stock, and the beneficial ownership of all officers and directors as a group. Each of these persons exercises sole discretion to vote and dispose of the shares beneficially owned.

NAME/ADDRESS BENEFICIAL OWNER (1)	NUMBER OF SHARES	% OF CLASS	TITLE OF CLASS

Colin Hendrick (2) 9195 Collins Ave #302 Surfside, Florida 33154	49,500,000	84.3%	Common Stock

Peter Sleep 3 Bernadette Court East Doncaster, Victoria Australia	1,060,000(3)	1.8%	Common Stock

Joseph Katzman 790 Montgomery Street Brooklyn, New York 11213	0	0%	Common Stock

Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	0	0%	Common Stock

All Officers and Directors as a Group (4 persons)	50,560,000	86.1%	Common Stock

(1)	Each shareholder has sole voting and investment power with respect to his/her shares. Each shareholder has sole voting and investment power with respect to his/her shares.

(2)
Effective May 25, 2006, Applied Cryptology, Inc., a Nevada corporation owned and controlled by Mr. Hendrick, converted its 49,500,000 shares of Class A common stock into 49,500,000 shares of common stock.

(3)	Includes 500,000 shares owned by Trinity Trust. Mr. Sleep is trustee of the Trinity Trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On August 1, 2004, SmartMetric entered into a license agreement with Applied Cryptology, Inc., a company owned and controlled by Colin Hendrick, President and CEO of SmartMetric, pursuant to which Applied Cryptology, Inc. has agreed to license a patent then -pending owned by that company. Applied Cryptology, Inc. shall receive a license fee of the greater of 2% of the sales price of any licensed product or the fair market value of any license products. SmartMetric believes the license agreement is on terms at least as favorable to SmartMetric as those it would expect to negotiate with unaffiliated party.

ITEM 13.	EXHIBITS

(a)	The exhibits required by Item 601 of Regulation S-B are as follows:

	3.1	Certificate of Incorporation of SmartMetric, Inc. (1)

	3.2	By-laws of SmartMetric, Inc. (1)

	4.1	Specimen Certificate of Common Stock. (1)

	10.1	License Agreement between SmartMetric and Applied Cryptology, Inc. (3)

	10.2	Employment Agreement - Colin Hendrick (2)

	10.3	Agreement between SmartMetric and ISI (1)

	10.4	Employment Agreement Extension (4)

	14.1	Code of Ethics (1)

	21.1	Subsidiaries of SmartMetric (2)

	23.2	Independent Auditor’s Consent

	99.1	Subscription Agreement. (4)

	99.2	Lease Agreement for Florida Office (3)

(1)	Filed with original registration statement on September 3, 2004
(2)	Filed with Amendment No. 1 on February 3, 2005
(3)	Filed with Amendment No. 3 May 23, 2005
(4)	Filed with Amendment No. 5 June 27, 2005

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Audit fees relating to years ended June 30, 2005 and 2006 were $5,000 and $19,500, respectively. All services provided by the principal accountants were approved by the audit committee.

Audit - Related Fees

The Audit-related fees relating to years ended June 30, 2005, and 2006 were $0 and $0, respectively.

Tax fees

Fees relating to periods ended June 30, 2005 and 2006 for professional services rendered by the principal accountant for tax compliance, tax advice and/or tax planning were $0 and $0, respectively.

All other Fees

There were no other fees for 2005 or 2006.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee will be directly and solely responsible for oversight, engagement and termination of any independent auditor employed by the Company for the purpose of preparing or issuing an audit report or related work. Currently, the entire SmartMetric board serves as its audit committee.

The Committee will meet with the independent auditor prior to the audit and discusses the planning and staffing of the audit, approves in advance the engagement of the independent auditor for all audit services and non-audit services and approves the fees and other terms of any such engagement; and obtain periodically from the independent auditor a formal written statement of the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, and, in particular, describing all relationships between the auditor and the Company, and discusses with the auditor any disclosed relationships or services that my impact auditor objectivity and independence.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC. (Registrant)

By:	/s/ Colin Hendrick
Colin Hendrick
President, Chief Executive Officer

Dated:	December 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below.

By:	/s/ Colin Hendrick
Colin Hendrick
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board

Dated:	December 29, 2006

By:	/s/ Peter J. Sleep
Peter J. Sleep
Vice President of Sales - Asia Pacific, Secretary

Dated:	December 29, 2006

By:	/s/ Joseph Katzman
Joseph Katzman
Director

Dated:	December 29, 2006

By:	/s/ Elizabeth Ryba
Elizabeth Ryba
Director

Dated:	December 29, 2006