Form 10QSB
period 2006-09-30
SmartMetric, Inc.
filed 2007-02-13
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 3 month period ended September 30, 2006.

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

(1) Yes ____  No X   (2) Yes X   No___

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

Common Stock	60,085,383	December 31, 2006

SMARTMETRIC, INC.
FORM 10-QSB
September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

Financial Statements are attached hereto as F-1 to F-9

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

COMPLETION OF PROTOTYPE

A prototype of our SmartCard was completed in February 2005 and we have been adjusting and developing software for the card since that date. The finished product will be the prototype or model for our SmartCards, which will be manufactured upon receipt of customer orders. We are in the process of revising some of the engineering of the prototype so as to decrease the size of the circuitry contained in the SmartCard. We expect that the revised prototype will be completed in February 2007.

PRODUCTION OF SMARTCARDS

Upon completion of our revised SmartCard prototype, we will seek to obtain orders for it. Because SmartMetric does not own or rent a manufacturing facility, we will enter into a contract with a manufacturing facility to produce our SmartCards. Although we have engaged in preliminary negotiations with two potential manufacturers, no contract has been signed.

SmartMetric does not believe its business is seasonal in any way.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

For the three months ending September 30, 2006, there were $0 sales revenues and a net loss of $213,865. For the three months ending September 30, 2005, there were $0 sales revenues and a net loss of $181,556. This increased loss of $32,305 or 18% is a result of an increase in general and administrative expenses. We spent $15,626 and $18,129 on research and development for the three months ended September 30, 2006 and September 30, 2005 respectively, a decrease of $2,503 or 14%. Officer’s salary remained consistent at $42,500; $45,769 for the quarter ended September 30, 2006 and September 30, 2005.

INITIAL PUBLIC OFFERING

In August 2005, we commenced our initial public offering, pursuant to which we sought to raise a minimum of $500,000 and a maximum of $9,999,999. On September 14, 2005, we closed on the minimum offering. The offering closed in February 2006. A total of 743,648 shares were sold, for gross offering proceeds of $1,115,472. The offering proceeds have been applied toward additional development of our SmartCard and working capital. We expect that we will have to raise between $1,000,000 and $2,000,000 over the next 12 months to begin production of our SmartCards. Such financing may be in the form of debt or equity. Currently, SmartMetric has no material commitments for capital expenditures.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of our internal controls during the quarter ended September 30, 2006, our Principal Executive and Financial Officers have determined that there are no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

In July 2006, the Company sold a total of 56,522 Units at $1.15 per Unit in private placements resulting in net proceeds of $65,000. From August 2006 to September 2006, the Company sold a total of 128,377 Units at prices ranging from $.60 to $.79 per Unit in private placements resulting in net proceeds of $83,558. Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.50 per share.

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

32.1
Certification of SmartMetric’s Chief Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

32.2
Certification of SmartMetric’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

(1) Incorporated by reference from SmartMetric’s Registration Statement filed on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Dated: February 12, 2007	By:	/s/ Colin Hendrick
Colin Hendrick, President

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Index to Financial Statements

Page

Consolidated Balance Sheets as of September 30, 2006
(Unaudited) and June 30, 2006	F-2

Consolidated Statements of Operations for the three months
ended September 30, 2006 and 2005 and for the period
December 18, 2002 (inception) to September 30, 2006
(Unaudited)	F-3

Consolidated Statements of Changes in Stockholders’ Equity
for the period December 18, 2002 (inception)	F-4
to September 30, 2006

Consolidated Statements of Cash Flows for the three months
ended September 30, 2006 and 2005 and for the period
December 18, 2002 (inception) to September 30, 2006
(Unaudited)	F-6

Notes to Consolidated Financial Statements	F-7

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	June 30,
	2006	2006
	(Unaudited)
Assets
Current assets:
Cash	$35,298	$63,243
Due from related party	36,484	37,484
Prepaid expenses	3,900	2,900

Total current assets	75,682	103,627

Equipment, less accumulated depreciation of
$2,513 and $629, respectively	12,571	5,102

Other assets:
Patent costs, less accumulated amortization
of $3,000 and $2,625, respectively	12,000	12,375
Organization costs - net	150	180

Total assets	$100,403	$121,284

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$123,466	$75,775
Accrued salary due to president	-	3,269

Total current liabilities	123,466	79,044

Other liabilities	-	-

Total liabilities	123,466	79,044

Common stock subject to possible rescission (160,837 shares)	241,256	241,256

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value; 50,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, issued and outstanding 59,741,268 and
59,556,369 shares, respectively	59,741	59,556
Additional paid-in capital	1,409,239	1,260,866
Deficit accumulated during the development stage	(1,733,299)	(1,519,438)

Total stockholders' equity (deficiency)	(264,319)	(199,016)

Total liabilities and stockholders' equity	$100,403	$121,284

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Three Months Ended		(December 18, 2002
	September 30,		to September 30,
	2006	2005	2006)

Revenues	$-	$-	$-

Expenses:
Officer's salary	42,500	42,500	297,500
Other general and administrative	155,735	120,927	1,084,743
Research and development	15,626	18,129	351,056

Total expenses	213,861	181,556	1,733,299

Net loss	$(213,861)	$(181,556)	$(1,733,299)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding, basic and diluted	59,648,819	58,762,235

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

Sale of Units from May
2006 to June 2006 in
private offering at $1.15
per Unit less offering
costs of $38	-	-	192,464	192	221,104	-	221,296

Net loss for year ended
June 30, 2006	-	-	-	-	-	(1,225,045)	(1,225,045)

Balances, June 30, 2006	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Unaudited:

Sale of Units in
private offerings	-	-	184,899	185	148,373	-	148,558

Net loss for three
months ended
September 30, 2006	-	-	-	-	-	(213,861)	(213,861)

Balances,
September 30, 2006	-	$-	59,741,268	$59,741	$1,409,239	$(1,733,299)	$(264,319)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			During the
			Development
			Stage
	Three Months Ended.		(December 18, 2002
	September 30,		to September 30,
	2006	2005	2006)

Cash flows from operating activities:
Net loss	$(213,861)	$(181,556)	$(1,733,299)
Interest accrued on convertible notes payable	-	-	2,400
Shares issued for services	-	-	20,000
Depreciation of equipment	1,884	342	2,513
Amortization of patent costs	375	375	3,000
Changes in operating assets and liabilities:
Due from related party	1,000	(56,173)	(36,484)
Prepaid expenses	(1,000)	-	(3,900)
Organization costs	30	30	(150)
Accounts payable and accrued expenses	47,691	(50,225)	123,466
Accrued salary due to president	(3,269)	42,500	-

Net cash used for operating activities	(167,150)	(244,707)	(1,622,454)

Cash flows from investing activities:
Equipment purchased	(9,353)	(2,281)	(15,084)
Patent costs incurred	-	-	(15,000)

Net cash used for investing activities	(9,353)	(2,281)	(30,084)

Cash flows from financing activities:
Proceeds from notes payable	-	60,000	60,000
Loans from related party	-	-	54,427
Repayment of loans from related party	-	-	(54,427)
Stock subscriptions collected from private placements, net	148,558	15,000	650,835
Sale of common stock in public offering	-	-	1,115,472
Public offering costs incurred	-	602,506	(138,471)

Net cash provided by financing activities	148,558	677,506	1,687,836

Net increase (decrease) in cash	(27,945)	430,518	35,298

Cash, beginning of period	63,243	928	-

Cash, end of period	$35,298	$431,446	$35,298

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2006 and 2005
and For the Period December 18, 2002 (Date of Inception)
to September 30, 2006
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2006 and for the three months ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows for the three month periods ended September 30, 2006 and 2005. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended September 30, 2006 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2007. The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2006 as included in our report on Form 10-KSB.

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
For the Three Months Ended September 30, 2006 and 2005
and For the Period December 18, 2002 (Date of Inception)
to September 30, 2006
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

NOTE 5 - STOCKHOLDERS’ EQUITY

In July 2006, the Company sold a total of 56,522 Units at $1.15 per Unit in private placements resulting in net proceeds of $65,000. In August 2006 and September 2006, the Company sold a total of 128,377 Units at prices ranging from $.60 to $.79 per Unit in private placements resulting in net proceeds of $83,558. Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.50 per share.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2006 and 2005
and For the Period December 18, 2002 (Date of Inception)
to September 30, 2006
(Unaudited)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Patent license agreement - Effective August 1, 2004, SmartMetric executed a licenseagreement with Applied Cryptology, Inc. (“ACI”), a corporation controlled by SmartMetric’s president and the owner of certain technology. Pursuant to the license agreement, SmartMetric has the right to make use of this technology for the purpose of developing software and systems to be used by SmartMetric to provide any or all of the following: 1) secure transactions over the Internet from home and office computers; 2) an automatic method for connecting to remote computers; 3) a method of developing targeted advertising to home and/or office computers; 4) identity verification and access control as provided for in the patent. Pursuant to this license agreement, ACI will receive 2% of all revenues generated by SmartMetric on products which utilize this patented technology. The license fee will be paid on a quarterly basis based on revenues received during the quarter. The license fee shall be due within 45 days of the end of each quarter. In the event no revenues are generated through the use of any of the licensed patents during a given quarter, no money shall be owed ACI for such quarter. ACI may rescind the license agreement and reclaim all rights and interest in the patents if certain events, such as SmartMetric’s filing for bankruptcy protection or reorganization, occur. This license agreement will remain in effect for the lives of the patents. SmartMetric may utilize the technological applications anywhere in the world without limitation.

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

Lease agreements - SmartMetric leases office space in Surfside, Florida and Aventura, Florida.
Rent expense for the three months ended September 30, 2006 and 2005 were $10,893 and $2,483, respectively.

NOTE 7 - SUBSEQUENT EVENTS

In the three months ended December 31, 2006, the Company sold a total of 344,115 Units at prices ranging from $.__48 to $1.00 per Unit in private placements resulting in net proceeds of $229,283. Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.50 per share.