Form 10QSB
period 2006-12-31
SmartMetric, Inc.
filed 2007-03-08
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 3 month period ended December 31, 2006.

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

(1) Yes X_  No _   (2) Yes X   No _

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

Common Stock	60,246,220	December 31, 2006

SMARTMETRIC, INC.
FORM 10-QSB
December 31, 2006

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

COMPLETION OF PROTOTYPE

A prototype of our SmartCard was completed in February 2005 and we have been adjusting and developing software for the card since that date. The finished product will be the prototype or model for our SmartCards, which will be manufactured upon receipt of customer orders. We are in the process of revising some of the engineering of the prototype so as to decrease the size of the circuitry contained in the SmartCard. We expect that the revised prototype will be completed in March 2007.

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

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

For the three months ending December 31, 2006, there were $0 sales revenues and a net loss of $220,670. For the three months ending December 31, 2005, there were $0 sales revenues and a net loss of $347,857. This decreased loss of $127,187 or 37% is a result of decreases in research and development and in general and administrative expenses. We spent $28,778 and $101,579 on research and development for the three months ended December 31, 2006 and December 31, 2005 respectively, a decrease of $72,801 or 7%. This is a result of our having completed most of the research and development for our SmartCard. Officer’s salary remained consistent at $42,500 for the quarters ended December 31, 2006 and December 31, 2005.

SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2005

For the six months ended December 31, 2006, we had $0 sales revenues and a net loss of $434,531. For the six months ended December 31, 2005, we had $0 sales revenues and a net loss of $529,413. This decreased loss of $94,882 or 18% is a result of decreases in research and development and general and administrative expenses. For the six month periods ended December 31, 2006 and December 2005, we spent $44,404 and $119,708, respectively, on research and development. This decrease of $75,304 or 63% is a result of most of the research for our SmartCard being completed in the fiscal year ended June 30, 2006. Officer’s salaries remained consistent at $85,000 for both six month periods.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of our internal controls during the quarter ended December 31, 2006, our Principal Executive and Financial Officers have determined that there are no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

In July 2006, the Company sold a total of 56,522 Units at $1.15 per Unit in private placements resulting in net proceeds of $65,000. From August 2006 to September 2006, the Company sold a total of 128,377 Units at prices ranging from $.60 to $.79 per Unit in private placements resulting in net proceeds of $83,558. From October 2006 to December 2006, the Company sold a total of 344,116 Units at prices ranging from $0.48 to $1.00 per Unit in Private Placements resulting in net proceeds of $229,284. Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.50 per share.

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

32
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

SMARTMETRIC, INC.

Dated: March 6, 2007	By:	/s/ Colin Hendrick
Colin Hendrick, President

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Index to Financial Statements

Page

Consolidated Balance Sheets as of December 31, 2006
(Unaudited) and June 30, 2006	F-2

Consolidated Statements of Operations for the three and six
months ended December 31, 2006 and 2005 and for the period
December 18, 2002 (inception) to December 31, 2006
(Unaudited)	F-3

Consolidated Statements of Changes in Stockholders’ Equity
for the period December 18, 2002 (inception)	F-4
to December 31, 2006

Consolidated Statements of Cash Flows for the three and six
months ended December 31, 2006 and 2005 and for the period
December 18, 2002 (inception) to December 31, 2006
(Unaudited)	F-6

Notes to Consolidated Financial Statements	F-7

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	June 30,
	2006	2006
	(Unaudited)
Assets
Current assets:
Cash	$64,592	$63,243
Due from related party	58,411	37,484
Prepaid expenses	3,004	2,900

Total current assets	126,007	103,627

Equipment, less accumulated depreciation of
$2,998 and $629, respectively	12,986	5,102

Other assets:
Patent costs, less accumulated amortization
of $3,375 and $2,625, respectively	11,625	12,375
Organization costs - net	120	180

Total assets	$150,738	$121,284

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$79,075	$48,417
Payroll taxes and withholdings	86,112	30,627

Total current liabilities	165,187	79,044

Other liabilities	-	-

Total liabilities	165,187	79,044

Common stock subject to possible rescission (160,837 shares)	241,256	241,256

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value; 50,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, issued and outstanding 60,085,383 and
59,556,369 shares, respectively	60,085	59,556
Additional paid-in capital	1,638,179	1,260,866
Deficit accumulated during the development stage	(1,953,969)	(1,519,438)

Total stockholders' equity (deficiency)	(255,705)	(199,016)

Total liabilities and stockholders' equity	$150,738	$121,284

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
					Stage
	Three Months Ended		Six Months Ended		(December 18, 2002
	December 31,		December 31,		to December 31,
	2006	2005	2006	2005	2006)

Revenues	$-	$-	$-	$-	$-

Expenses:
Officer's salary	42,500	42,500	85,000	85,000	340,000
Other general and
administrative	149,438	202,878	305,257	323,205	1,232,391
Research and
development	28,778	101,579	44,404	119,708	379,834

Total expenses	220,716	346,957	434,661	527,913	1,952,225

Loss from operations	(220,716)	(346,957)	(434,661)	(527,913)	(1,952,225)

Interest income	46	-	130	-	656
Interest expense	-	(900)	-	(1,500)	(2,400)

Net loss	$(220,670)	$(347,857)	$(434,531)	$(529,413)	$(1,953,969)

Net loss per share,
basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average
number of common
shares outstanding,
basic and diluted	59,913,326	59,049,247	59,781,073	58,905,741

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

Sale of Units from May
2006 to June 2006 in
private offering at $1.15
per Unit less offering
costs of $38	-	-	192,464	192	221,104	-	221,296

Net loss for year ended
June 30, 2006	-	-	-	-	-	(1,225,045)	(1,225,045)

Balances, June 30, 2006	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Unaudited:

Sale of Units in
private offerings	-	-	529,014	529	377,313	-	377,842

Net loss for six
months ended
December 31, 2006	-	-	-	-	-	(434,531)	(434,531)

Balances,
December 31, 2006	-	$-	60,085,383	$60,085	$1,638,179	$(1,953,969)	$(255,705)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			During the
			Development
			Stage
	Six Months Ended		(December 18, 2002
	December 31,		to December 31,
	2006	2005	2006)
Cash flows from operating activities:
Net loss	$(434,531)	$(529,413)	$(1,953,969)
Interest accrued on convertible notes payable	-	-	2,400
Shares issued for services	-	-	20,000
Depreciation of equipment	2,369	380	2,998
Amortization of patent costs	750	750	3,375
Changes in operating assets and liabilities:
Due from related party	(20,927)	14,657	(58,411)
Prepaid expenses	(104)	-	(3,004)
Organization costs	60	60	(120)
Accounts payable	30,658	(26,639)	79,075
Payroll taxes and withholdings	55,485	-	86,112
Accrued salary due to president	-	(85,000)	-

Net cash used for operating activities	(366,240)	(625,205)	(1,821,544)

Cash flows from investing activities:
Equipment purchased	(10,253)	(2,281)	(15,984)
Patent costs incurred	-	-	(15,000)

Net cash used for investing activities	(10,253)	(2,281)	(30,984)

Cash flows from financing activities:
Proceeds from notes payable	-	60,000	60,000
Loans from related party	-	-	54,427
Repayment of loans from related party	-	-	(54,427)
Stock subscriptions collected from private placements, net	377,842	15,000	880,119
Sale of common stock in public offering	-	857,607	1,115,472
Public offering costs incurred	-	-	(138,471)

Net cash provided by financing activities	377,842	932,607	1,917,120

Net increase (decrease) in cash	1,349	305,121	64,592

Cash, beginning of period	63,243	928	-

Cash, end of period	$64,592	$306,049	$64,592

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2006 and 2005
and For the Period December 18, 2002 (Date of Inception)
to December 31, 2006
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2006 and for the three and six months ended December 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2006 and the results of operations and cash flows for the three and six month periods ended December 31, 2006 and 2005. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month periods ended December 31, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2007. The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date.

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
For the Three and Six Months Ended December 31, 2006 and 2005
and For the Period December 18, 2002 (Date of Inception)
to December 31, 2006
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

NOTE 5 - STOCKHOLDERS’ EQUITY

In July 2006, the Company sold a total of 56,522 Units at $1.15 per Unit in private placements resulting in net proceeds of $65,000. In August 2006 and September 2006, the Company sold a total of 128,377 Units at prices ranging from $.60 to $.79 per Unit in private placements resulting in net proceeds of $83,558. In the three months ended December 31, 2006, the Company sold a total of 344,115 Units at prices ranging from $.48 to $1.00 per Unit in private placements resulting in net proceeds of $229,284. Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.50 per share.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2006 and 2005
and For the Period December 18, 2002 (Date of Inception)
to December 31, 2006
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

Lease agreements - SmartMetric leases office space in Surfside, Florida and Aventura, Florida.
Rent expense for the six months ended December 31, 2006 and 2005 were $18,733 and $10,161, respectively.