Form 10QSB
period 2007-03-31
SmartMetric, Inc.
filed 2007-06-14
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 3 month period ended March 31, 2007.

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

(1) Yes X_  No _   (2) Yes X   No

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

Common Stock	60,378,401	March 31, 2007

SMARTMETRIC, INC.
FORM 10-QSB
March 31, 2007

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

COMPLETION OF PROTOTYPE

A prototype of our SmartCard was completed in February 2005 and we have been adjusting and developing software for the card since that date. The finished product will be the prototype or model for our SmartCards, which will be manufactured upon receipt of customer orders. We are in the process of revising some of the engineering of the prototype so as to decrease the size of the circuitry contained in the SmartCard. We expect that the revised prototype will be completed in June 2007.

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

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

For the three months ending March 31, 2006, there were $0 sales revenues and a net loss of $304,016. For the three months ending March 31, 2007, there were $0 sales revenues and a net loss of $385,183. This increased loss of $81,167 or 26.7% is a result of increases in research and development and in general and administrative expenses. We spent $39,586 and $91,805 on research and development for the three months ended March 31, 2006 and March 31, 2007 respectively, an increase of $52,219 or 131.9%. This is a result of development of additional components for our SmartCard. Officer’s salary remained consistent at $42,500 for the quarters ended March 31, 2006 and March 31, 2007.

NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO NINE MONTHS ENDED MARCH 31, 2006

For the nine months ended March 31, 2006, we had $0 sales revenues and a net loss of $833,473. For the nine months ended March 31, 2007, we had $0 sales revenues and a net loss of $819,714. This decreased loss of $13,715 or 1.6% is a result of slight decreases in research and development and general and administrative expenses. For the nine month periods ended March 31, 2006 and March 31, 2007, we spent $159,294 and $136,209, respectively, on research and development. This decrease of $23,085 or 14.5% is a result of most of the research for our SmartCard being completed in the fiscal year ended June 30, 2006. Officer’s salaries remained consistent at $127,500 for both nine month periods.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of our internal controls during the quarter ended March 31, 2007, our Principal Executive and Financial Officers have determined that there are no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

In July 2006, the Company sold a total of 56,522 Units at $1.15 per Unit in private placements resulting in net proceeds of $65,000. From August 2006 to September 2006, the Company sold a total of 128,377 Units at prices ranging from $.60 to $.79 per Unit in private placements resulting in net proceeds of $83,558. From October 2006 to December 2006, the Company sold a total of 344,115 Units at prices ranging from $0.48 to $1.00 per Unit in Private Placements resulting in net proceeds of $229,284. Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.50 per share.

In the quarter ended March 31, 2007, we sold a total of 293,018 units at prices ranging from $0.55 to $1.00 per Unit in private placements resulting in net proceeds of $196,641. Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.50 per share.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

SmartMetric’s annual meeting of shareholders was held on April 27, 2007. The following directors were elected to the board:

1.	Colin Hendrick
2.	Joseph Katzman
3.	Elizabeth Ryba

Shareholders representing 50,586,786 shares were at the meeting. All votes received unanimous approval.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

The following exhibits are attached to this Form 10-QSB and made a part hereof.

Exhibit No.	Description

3(i)	Articles of Incorporation(1)

3(i)(a)	Amended Articles of Incorporation

3(ii)	Bylaws(1)

10	Contract with Information Spectrum, Inc.(1)

31.1	Certification of SmartMetric’s Chief Executive Officer and Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

31.2	Certificate of SmartMetric’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

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

SMARTMETRIC, INC.

Dated: June 13, 2007	By:	/s/ Colin Hendrick
Colin Hendrick, President

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Index to Financial Statements

Page

Consolidated Balance Sheets as of March 31, 2007	F-2
(Unaudited) and June 30, 2006

Consolidated Statements of Operations for the three and nine	F-3
months ended March 31, 2007 and 2006 and for the period
December 18, 2002 (inception) to March 31, 2007
(Unaudited)

Consolidated Statements of Changes in Stockholders’ Equity	F-4
for the period December 18, 2002 (inception)
to March 31, 2007

Consolidated Statements of Cash Flows for the three and nine	F-6
months ended March 31, 2007 and 2006 and for the period
December 18, 2002 (inception) to March 31, 2007
(Unaudited)

Notes to Consolidated Financial Statements	F-7

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	June 30,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash	$2,739	$63,243
Prepaid expenses	39,270	32,449

Total current assets	42,009	95,692

Equipment, less accumulated depreciation of
$3,969 and $629, respectively	12,015	5,102

Other assets:
Patent costs, less accumulated amortization
of $3,750 and $2,625, respectively	11,250	12,375
Organization costs - net	90	180

Total assets	$65,364	$113,349

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$121,721	$40,482
Payroll taxes, withholdings, and accrued interest and penalties	146,634	30,627

Total current liabilities	268,355	71,109

Other liabilities	-	-

Total liabilities	268,355	71,109

Common stock subject to possible rescission (160,837 shares)	241,256	241,256

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value; 50,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, issued and outstanding 60,378,401 and
59,556,369 shares, respectively	60,378	59,556
Additional paid-in capital	1,834,527	1,260,866
Deficit accumulated during the development stage	(2,339,152)	(1,519,438)

Total stockholders' equity (deficiency)	(444,247)	(199,016)

Total liabilities and stockholders' equity	$65,364	$113,349

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
					Stage
	Three Months Ended		Nine Months Ended		(December 18, 2002
	March 31,		March 31,		to March 31,
	2007	2006	2007	2006	2007)

Revenues	$-	$-	$-	$-	$-

Expenses:
Officer's salary	42,500	42,500	127,500	127,500	382,500
Other general and
administrative	238,141	221,030	543,398	544,235	1,470,532
Research and
development	91,805	39,586	136,209	159,294	471,639

Total expenses	372,446	303,116	807,107	831,029	2,324,671

Loss from operations	(372,446)	(303,116)	(807,107)	(831,029)	(2,324,671)

Interest income	1	-	131	-	657
Interest expense	(12,738)	(900)	(12,738)	(2,400)	(15,138)

Net loss	$(385,183)	$(304,016)	$(819,714)	$(833,429)	$(2,339,152)

Net loss per share,
basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average
number of common
shares outstanding,
basic and diluted	60,231,892	59,239,093	59,931,346	59,016,858

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

Sale of Units from May
2006 to June 2006 in
private offering at $1.15
per Unit less offering
costs of $38	-	-	192,464	192	221,104	-	221,296

Net loss for year ended
June 30, 2006	-	-	-	-	-	(1,225,045)	(1,225,045)

Balances, June 30, 2006	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Unaudited:

Sale of Units in
private offerings	-	-	822,032	822	573,661	-	574,483

Net loss for nine
months ended
March 31, 2007	-	-	-	-	-	(819,714)	(819,714)

Balances,
March 31, 2007	-	$-	60,378,401	$60,378	$1,834,527	$(2,339,152)	$(444,247)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			During the
			Development
			Stage
	Nine Months Ended		(December 18, 2002
	March 31,		to March 31,
	2007	2006	2007)
Cash flows from operating activities:
Net loss	$(819,714)	$(833,429)	$(2,339,152)
Interest accrued on convertible notes payable	-	-	2,400
Shares issued for services	-	-	20,000
Depreciation of equipment	3,340	570	3,969
Amortization of patent costs	1,125	1,125	3,750
Changes in operating assets and liabilities:
Prepaid expenses	(6,821)	(29,748)	(39,270)
Organization costs	90	90	(90)
Accounts payable	81,239	(58,195)	121,721
Payroll taxes, withholdings, and accrued interest and penalties	116,007	-	146,634
Accrued salary due to president	-	(85,000)	-

Net cash used for operating activities	(624,734)	(1,004,587)	(2,080,038)

Cash flows from investing activities:
Equipment purchased	(10,253)	(2,281)	(15,984)
Patent costs incurred	-	-	(15,000)

Net cash used for investing activities	(10,253)	(2,281)	(30,984)

Cash flows from financing activities:
Proceeds from notes payable	-	60,000	60,000
Loans from related party	-	-	54,427
Repayment of loans from related party	-	-	(54,427)
Stock subscriptions collected from private placements, net	574,483	15,000	1,076,760
Sale of common stock in public offering	-	1,112,001	1,115,472
Public offering costs incurred	-	-	(138,471)

Net cash provided by financing activities	574,483	1,187,001	2,113,761

Net increase (decrease) in cash	(60,504)	180,133	2,739

Cash, beginning of period	63,243	928	-

Cash, end of period	$2,739	$181,061	$2,739

Supplemental disclosures of cash flow information:
Interest paid	$9,665	$-	$9,665

Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2007 and 2006
and For the Period December 18, 2002 (Date of Inception)
to March 31, 2007
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2007 and for the three and nine months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the three and nine month periods ended March 31, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2007. The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date.

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
For the Three and Nine Months Ended March 31, 2007 and 2006
and For the Period December 18, 2002 (Date of Inception)
to March 31, 2007
(Unaudited)

NOTE 3 - PAYROLL TAXES, WITHHOLDINGS, AND ACCRUED
INTEREST AND PENALTIES

The Company has not filed payroll tax returns for the quarterly periods ended June 30, 2006, September 30, 2006, December 31, 2006, and March 31, 2007 and has not paid any of the related withholdings or employer taxes. The liability consists of:

	March 31,	June 30,
	2007	2006
	(Unaudited)

Social security and Federal income tax withheld	$89,791	$23,687
Social security taxes	19,861	6,940
Accrued interest	3,073	-
Accrued penalties	33,909	-

Total	$146,634	$30,627

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
For the Three and Nine Months Ended March 31, 2007 and 2006
and For the Period December 18, 2002 (Date of Inception)
to March 31, 2007
(Unaudited)

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

NOTE 5 - STOCKHOLDERS’ EQUITY

In July 2006, the Company sold a total of 56,522 Units at $1.15 per Unit in private placements resulting in net proceeds of $65,000. In August 2006 and September 2006, the Company sold a total of 128,377 Units at prices ranging from $.60 to $.79 per Unit in private placements resulting in net proceeds of $83,558. In the three months ended December 31, 2006, the Company sold a total of 344,115 Units at prices ranging from $.48 to $1.00 per Unit in private placements resulting in net proceeds of $229,284. In the three months ended March 31, 2007, the Company sold a total of 293,018 Units at prices ranging from $.55 to $1.00 per Unit in private placements resulting in net proceeds of $196,641. Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.50 per share.

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
For the Three and Nine Months Ended March 31, 2007 and 2006
and For the Period December 18, 2002 (Date of Inception)
to March 31, 2007
(Unaudited)

Employment agreement - Effective July 1, 2004, SmartMetric executed a one year employment agreement with its president, which in June 2005 was renewed for one year to June 30, 2006. Pursuant to this employment agreement, the president received a salary of $170,000 and $85,000 for the years ended June 30, 2006 and 2005, respectively. Although the employment agreement has not been renewed in writing, the president continues to serve SmartMetric and is being compensated on the basis of a $170,000 annual salary.

Lease agreements - SmartMetric leases office space in Surfside, Florida and Aventura, Florida.
Rent expense for the nine months ended March 31, 2007 and 2006 was $29,322 and $17,962, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company uses the credit card of the Company’s president to finance certain Company expenditures. The Company reimburses the president for such expenditures, included related interest expense. The president of the Company is responsible for payment of the credit card outstanding balance ($58,592 at March 31, 2007).