Form 10KSB
period 2007-06-30
SmartMetric, Inc.
filed 2007-10-16
CIK 1301991

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2007
Commission File Number: 333-118801

SMARTMETRIC, INC.

(Name of Small Business Issuer in its charter)

Nevada	05-0543557

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9553 Harding Avenue, Suite 303 Surfside, Florida	33154

(Address of principal executive offices)	(Zip Code)

(786) 623-5690

Registrant's telephone number, including area code

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,263,762 on October 15, 2007 based on the last sale reported at $0.21 per share. For the purposes of the foregoing sentence, the term "affiliate" includes each director and officer of the Registrant.

The number of shares outstanding of the Registrant's common stock on October 15, 2007 was 61,117,598.

Documents Incorporated By Reference - See Item 13 to this Form 10-KSB.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

SmartMetric was incorporated pursuant to the laws of the State of Nevada on December 18, 2002.

SmartMetric's Chief Executive Officer, Colin Hendrick, has created patented technology which is being used in the prototype of the SmartMetric "Biometric Card," a credit card-sized device which utilizes a finger print sensor to authenticate a person's identity. The embedded sensor takes the image of the person's fingerprint and matches it with a fingerprint stored on the card. On September 14, 2004, Mr. Hendrick received a United States patent with regard to the use of the Biometric card. Mr. Hendrick transferred the patent which was then pending to Applied Cryptography, Inc., a Nevada corporation, owned by Mr. Hendrick, in June 2004. On August 1, 2004, Applied Cryptography, Inc. entered into a license agreement with SmartMetric pursuant to which SmartMetric has the right to use, manufacture and sell products utilizing the patented technology in perpetuity. This patent was granted on September 14, 2004. In March 2005, Mr. Hendrick transferred his shares of SmartMetric to Applied Cryptography.

As of June 30, 2007, SmartMetric had a total stockholders' deficiency of $488,856, and cash of $5,534. In February 2006, SmartMetric closed on its initial public offering. The company sold 743,648 shares of common stock at $1.50 per share for a total gross offering proceeds of $1,115,472. On April 2, 2006, our shares began trading on the over-the-counter bulletin board under the symbol SMME.OB. The company’s common stock currently trades on the “pink sheets” under the symbol SMME.

SmartMetric has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on SmartMetric's financial condition, results of operations or liquidity.

The SmartMetric Biometric Card

SmartMetric has designed a biometric card utilizing patented technology licensed to the company. A prototype of this card was completed in February 2005. The company is in the process of finalizing its biometric card and expects to have a final product by December 2007.

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

SmartMetric believes that its SmartCard, because it contains information unique to the individual user, will be useless in the hands of others. Unlike a picture-based identification system, the SmartMetric biometric card has been designed to operate exclusively with the registered user. And unlike biometric security systems where the biometric information is stored at a central location, we believe that confirmation of identify with the SmartMetric system may not be interrupted during the verification process or while it is stored at the remote location since the biometric information is embedded in the card, itself, in a memory chip protected by encryption. The fingerprint sensor built into the card has been designed to activate the card. Without a match with the encrypted fingerprint already stored on the card, the SmartCard will not operate.

The SmartMetric biometric card is a card that authorized persons will carry with them and activate to obtain access. Such activation will take place by placing a finger on a fingerprint sensor. The SmartMetric SmartCards are designed to be read by both contact and contactless card acceptor devices. For contact card acceptor devices, the device must touch a chip mounted on the surface of the SmartCard. This contact allows the card to transmit data to the reading device. For contactless acceptor devices, a radio frequency signal will be sent from the card to a radio frequency signal receiver in the acceptor device. In both types of acceptor devices, the activation signal is sent only when there has been a positive match of fingerprint by fingerprint sensor. The card acceptor devices are available from several different third parties and do not require any licenses.

The company expects that the memory and computational capacities of the SmartCard will be used to store a template of each user's fingerprint(s). The memory capacity will store a template of a user's fingerprint(s). The computational capacity will be used to process a digitized image from the fingerprint sensor to confirm a match (or no match) with the fingerprint template. Additional computational processes such as increased Cryptography will depend on the requirements of specific customers.

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

The SmartMetric SmartCard

The SmartMetric biometric SmartCard has been designed as a credit-card sized plastic card embedded with an integrated circuit chip and biometric fingerprint sensor. While we have completed a prototype of this card, we are in the process of completing the final product. The SmartMetric SmartCard has been designed to provide not only memory capacity, but also computational capability along with secure non-refutable identification of the user. We believe that the self-containment of SmartMetric's SmartCard will make it substantially resistant to attack, as it will not need to depend upon potentially vulnerable external resources. Because of this characteristic, we expect that the SmartMetric SmartCard may be used in different applications which require strong security protection and authentication.

The physical structure of a SmartCard is specified by the International Standards Organization ("ISO") 7810, 7816/1 and 7816/2. Generally, it is made up of three elements. The plastic card is the most basic one and has the dimensions of 85.60mm x 53.98 x 0.80mm. A printed circuit and an integrated circuit chip are embedded on the card.

The SmartMetric SmartCard has been designed so that the printed circuit conforms to ISO standard 7816/3 which provides five connection points for power and data. It will be hermetically fixed in the recess provided for the card and will be burned onto the circuit chip, filled with a conductive material and sealed with contracts protruding. The printed circuit is a part of, and not distinct from, the SmartCard. The printed circuit is intended to protect the circuit chip from mechanical stress and static electricity. Communication with the chip will be accomplished through contacts that overlay the printed circuit. The integrated circuit chip defines the capability of a smart chip. Typically, an integrated circuit chip consists of a microprocessor, read only memory (ROM), non-static random access memory and electrically erasable programmable read only memory which will retain its state when the power is removed. The current circuit chip is made from silicon, which is not flexible and particularly easy to break. In order to avoid breakage when the card is bent, the chip is restricted to only a few millimeters in size.

Furthermore, it is our intent that the physical interface which allows data exchange between the integrated circuit chip and the card acceptor device will be limited to 9600 bits per second. The communication line is intended to be a bi-directional serial transmission line, which conforms to ISO standard 7816/3. We intend that all the data exchanges will be under the control of the central processing unit in the integrated circuit chip. Card commands and input data will be sent to the chip that responds with status words and output data upon the receipt of these commands and data. Information will be sent in half duplex mode (transmission of data is in one direction at a time). This protocol, together with the restriction of the bit rate, is designed to prevent massive data attack on the card.

In general, the size, the thickness and bend requirements for the SmartCard were designed to protect the card from being spoiled physically. However, this also limits the memory and processing resources that may be placed on the card. In the past, industry participants have encountered particular difficulty in attempting to integrate high memory chips and finger sensor technology that will withstand both the size constraints and physical daily usage such as bending in a user's wallet sitting in his back pocket. We believe SmartMetric has met and overcome the physical demands of the credit card to produce what is a powerful on-card computer processor with state-of-the-art biometric technology. However, we believe that additional engineering is necessary to reduce the size to the circuitry of the SmartCard prototype. We expect that such re-engineering will be complete by January 2008.

The Patent

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

SmartMetric leases office space in Surfside, Florida under two month-to-month verbal agreements. Rent expenses for the years ended June 30, 2007 and 2006 were $34,776 and $24,560, respectively.

ITEM 3.	LEGAL PROCEEDINGS

Neither SmartMetric, nor any of its officers, directors or controlling shareholders are parties to any current litigation or aware of any threatened litigation against them.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SmartMetric held its annual shareholders meeting on April 26, 2007. Shareholders representing 50,606,782 shares were in attendance. At the meeting, Elizabeth Ryba, Colin Hendrick and Joseph Katzman were re-elected to the Board of Directors. Shareholders voted unanimously to retain Michael T. Studer, CPA, as SmartMetric’s independent auditor.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

As of June 30, 2007, there were 61,117,598 shares of common stock outstanding held by approximately 700 shareholders. SmartMetric’s securities currently trade on the Nasdaq “pink sheets” under the symbol SMME.

October 1 - December 31, 2006
High Bid	Low Bid
$1.00	$0.80

January 1 - March 31, 2007
High Bid	Low Bid
$0.95	$0.20

April 1 - June 30, 2007
High Bid	Low Bid
$0.45	$0.35

July 1 - September 30, 2007
High Bid	Low Bid
$0.38	$0.20

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

In February 2001 SmartMetric's CEO, Colin Hendrick, applied for a patent for this biometric card technology connecting SmartCards to networks, and providing secure access for such connections. In June 2004, Mr. Hendrick transferred his rights to this technology to Applied Cryptography, Inc., a Nevada corporation, he owns and controls, and which owns 49,277,778 shares of SmartMetric common stock. On August 1, 2004, Applied Cryptography entered into a license agreement with SmartMetric pursuant to which Applied Cryptography agreed to license this technology to SmartMetric in perpetuity in exchange for a royalty payment. This patent was granted on September 14, 2004.

We had $0 sales revenue for the years ended June 30, 2006 and 2007, with a net loss of $(1,225,045) in 2006 and a net loss of $(1,050,189) for 2007.

Plan of Operation

From August 2005 to February 2006, the Company sold a total of 743,648 shares of common stock at $1.50 per share in its public offering resulting in gross proceeds of $1,115,472.  The net proceeds to the Company, after deducting $138,471 in offering costs, was $977,001.

From May 2006 to June 2006, the Company sold a total of 192,464 Units at $1.15 per Unit in private placements resulting in gross proceeds of $221,334 and net proceeds of $221,296.  Each Unit consisted of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.50 per share.

In July 2006, the Company sold a total of 56,522 Units at $1.15 per Unit in private placements resulting in net proceeds of $65,000.  In August 2006 and September 2006, the Company sold a total of 128,377 Units at prices ranging from $.60 to $.79 per Unit in private placements resulting in net proceeds of $83,558.  In the three months ended December 31, 2006, the Company sold a total of 344,115 Units at prices ranging from $.48 to $1.00 per Unit in private placements resulting in net proceeds of $229,284.  In the three months ended March 31, 2007, the Company sold a total of 297,228 Units at prices ranging from $.55 to $1.00 per Unit in private placements resulting in net proceeds of $200,641.  In the three months ended June 30, 2007, the Company sold a total of 382,645 Units at prices ranging from $.36 to $.56 per Unit in private placements resulting in net proceeds of $181,866.  Each Unit consisted of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.50 per share.

In the year ended June 30, 2007, the Company also authorized the issuance of a total of 82,893 Units to various parties for services rendered relating to the public offering and the private placements and a total of 108,612 shares of common stock to various parties for adjustments relating to such financings.

Over the next 12 months, SmartMetric intends to commence marketing in an attempt to generate sales. We expect that we will have to raise additional funds within the next 12 months to complete the development of our SmartCard, to contract the production of our prototype and to commence marketing. We anticipate needing between $1,000,000 and $3,000,000, depending on our production and marketing costs.

We expect to outsource manufacturing of our SmartCards once we have sales orders. We do not intend to purchase any plants or significant equipment.

Once we have begun to generate sales, we intend to hire additional employees. However, until that time, we may only hire a few employees to market the SmartMetric SmartCard.

For the years ended June 30, 2006 and 2007, we spent $198,578 and $142,566 on research and development. Our research and development costs decreased by 28% from 2006 to 2007, due to a decrease in development costs associated with our biometric SmartCard. To date, Mr. Hendrick has neither been paid, nor reimbursed, for any of these research and development costs.

Completion of Prototype

A prototype of our SmartCard was completed in February 2005. The finished product is the prototype or model for our SmartCards, which will be manufactured upon receipt of customer orders. We intend to revise some of the engineering of the prototype so as to decrease the size of the circuitry contained in the SmartCard.

Production of SmartCards

Once we have completed development of our SmartCard we will seek to obtain orders for it. Because SmartMetric does not own or rent a manufacturing facility, we will have to contract with one or more manufacturing facilities to produce our SmartCards.

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

SmartMetric does not believe its business is seasonal in any way.

	YEAR ENDED JUNE 30
	2007	2006
Net Sales	$0	$0
Cost of Sales	$0	$0
Expenses	$1,037,582	$1,222,646
Income (loss) from operation	$(1,037,582)	$(1,222,646)

Net sales for the years ended June 30, 2006 and 2007 were $0. Operating expenses for the year ended June 30, 2006 and 2007 were $1,222,582 and $1,037,582 respectively, which decrease was primarily due to a decrease in research and development costs. SmartMetric expended $198,578 in research and development for the year ended June 30, 2006, and $142,566 for the year ended June 30, 2007, a decrease of 28%. Net loss was $1,225,045 in the year ended June 30, 2006 and $1,050,189 in the year ended June 30, 2007, a decreased loss of 14%. This decrease is the result of decreased costs related to research and development and general and administrative costs.

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

Attached

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

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Officers and Directors are as follows:

Name	Age	Position with the Company
Colin Hendrick 9195 Collins Ave #302 Surfside, Fl. 33154	51	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Peter Sleep 3 Bernadette Court East Doncaster, Victoria Australia	62	Vice President of Sales - Asia Pacific
Joseph Katzman 790 Montgomery Street Brooklyn, New York 11213	50	Director
Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	56	Director

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2007, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION:

The following table sets forth the amount of all cash compensation paid to the Company's most highly compensated executive officers and for all executive officers as a group for the fiscal years ended June 30, 2006 and 2007.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen-sation (US$)	Securities Underlying Options/ SAR Granteds	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen-sation
Colin Hendrick (1) President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board	20052006	85,000 170,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
	2007	170,000	Nil	Nil	Nil	Nil	Nil	Nil

Peter Sleep Vice President, Asia Pacific Sales, Director	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	52,920	Nil	Nil	Nil	Nil
	2007	Nil	Nil	46,000	Nil	Nil	Nil	Nil

(1)
SmartMetric has entered into an employment agreement with Mr. Hendrick effective July 1, 2004, which expired June 30, 2006. However, Mr. Hendrick continues to serve as President and is paid on the basis of $170,000 annual salary.

ITEM11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2007, certain information regarding the beneficial ownership of all officers, directors, nominees, and the beneficial ownership of those persons owning five (5%) percent or more of the outstanding shares of SmartMetric's Common Stock, and the beneficial ownership of all officers and directors as a group. Each of these persons exercises sole discretion to vote and dispose of the shares beneficially owned.

NAME/ADDRESS BENEFICIAL OWNER (1)	NUMBER OF SHARES	% OF CLASS	TITLE OF CLASS

Colin Hendrick (2) 9195 Collins Ave #302 Surfside, Fl. 33154	49,277,778	80.6	Common Stock

Peter Sleep 3 Bernadette Court East Doncaster, Victoria Australia	1,060,000(3)	1.7%	Common Stock

Joseph Katzman 790 Montgomery Street Brooklyn, New York 11213	0	0%	Common Stock

Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	0	0%	Common Stock

All Officers and Directors as a Group (4 persons)	50,337,778	86.1%	Common Stock

(1)	Each shareholder has sole voting and investment power with respect to his/her shares. Each shareholder has sole voting and investment power with respect to his/her shares.

(2)
Effective May 25, 2006, Applied Cryptography, Inc., a Nevada corporation owned and controlled by Mr. Hendrick, converted its 49,500,000 shares of Class A common stock into 49,500,000 shares of common stock.

(3)	Includes 300,000 shares owned by Carolyn Dianne Sleep (Mr. Sleep’s wife) and 500,000 shares owned by Trinity Trust. Mr. Sleep is trustee of the Trinity Trust.

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

ITEM 13.	EXHIBITS

(a)	The exhibits required by Item 601 of Regulation S-B are as follows:

	3.1	Certificate of Incorporation of SmartMetric, Inc. (1)

	3.2	By-laws of SmartMetric, Inc. (1)

	4.1	Specimen Certificate of Common Stock. (1)

	10.1	License Agreement between SmartMetric and Applied Cryptography, Inc. (3)

	10.2	Employment Agreement - Colin Hendrick (2)

	10.3	Agreement between SmartMetric and ISI (1)

	10.4	Employment Agreement Extension (4)

	14.1	Code of Ethics (1)

	21.1	Subsidiaries of SmartMetric (2)

	23.2	Independent Auditor’s Consent

	31.1	Certification of SmartMetric’s Chief Executive Office pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

	31.2	Certification of SmartMetric’s Chief Financial Office pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

32.1
Certification of SmartMetric’s Chief Executive Office and Chief Financial required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

	99.1	Subscription Agreement. (4)

	99.2	Lease Agreement for Florida Office (3)

(1)	Filed with original registration statement on September 3, 2004
(2)	Filed with Amendment No. 1 on February 3, 2005
(3)	Filed with Amendment No. 3 May 23, 2005
(4)	Filed with Amendment No. 5 June 27, 3005

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Audit fees relating to years ended June 30, 2006 and 2007 were $19,500 and $24,000, respectively. All services provided by the principal accountants were approved by the audit committee.

Audit - Related Fees

The Audit-related fees relating to years ended June 30, 2006, and 2007 were $0 and $0, respectively.

Tax fees

Fees relating to periods ended June 30, 2006 and 2007 for professional services rendered by the principal accountant for tax compliance, tax advice and/or tax planning were $0 and $0, respectively.

All other Fees

There were no other fees for 2006 or 2007.

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

SMARTMETRIC, INC. (Registrant)

By:	/S/Colin Hendrick
Colin Hendrick
President, Chief Executive Officer
Dated:	October 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this report below.

By:	/S/Colin Hendrick
Colin Hendrick
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board
Dated:	October 15, 2007

By:
Peter J. Sleep
Vice President of Sales - Asia Pacific, Secretary
Dated:

By:	/S/Joseph Katzman
Joseph Katzman
Director
Dated:	October 15, 2007

By:	/S/Elizabeth Ryba
Elizabeth Ryba
Director
Dated:	October 15, 2007

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets as of June 30, 2007 and 2006	F-3

Consolidated Statements of Operations for the years ended
June 30, 2007 and 2006 and for the period December 18,
2002 (inception) to June 30, 2007	F-4

Consolidated Statements of Changes in Stockholders’ Equity
for the period December 18, 2002 (inception)
to June 30, 2007	F-5

Consolidated Statements of Cash Flows for the years ended
June 30, 2007 and 2006 and for the period December 18,
2002 (inception) to June 30, 2007	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SmartMetric, Inc.

I have audited the accompanying consolidated balance sheets of SmartMetric, Inc. and subsidiary (the “Company”), a development stage company, as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and for the period December 18, 2002 (inception) to June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SmartMetric, Inc. and subsidiary, a development stage company, as of June 30, 2007 and 2006, and the results of their operations and cash flows for the years then ended and for the period December 18, 2002 (inception) to June 30, 2007 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
October 12, 2007

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,
	2007	2006
Assets
Current assets:
Cash	$5,534	$63,243
Prepaid expenses	58,952	32,449

Total current assets	64,486	95,692

Equipment, less accumulated depreciation of
$5,031 and $629, respectively	10,953	5,102

Other assets:
Patent costs, less accumulated amortization
of $4,125 and $2,625, respectively	10,875	12,375
Organization costs - net	60	180

Total assets	$86,374	$113,349

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$141,905	$40,482
Payroll taxes, withholdings, and accrued
interest and penalties	192,069	30,627

Total current liabilities	333,974	71,109

Other liabilities	-	-

Total liabilities	333,974	71,109

Common stock subject to possible rescission (160,837 shares)	241,256	241,256

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value; 50,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, issued and outstanding 60,956,761 and
59,556,369 shares, respectively	60,957	59,556
Additional paid-in capital	2,019,814	1,260,866
Deficit accumulated during the development stage	(2,569,627)	(1,519,438)

Total stockholders' equity (deficiency)	(488,856)	(199,016)

Total liabilities and stockholders' equity	$86,374	$113,349

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative
			During the
			Development
			Stage
	Year Ended	Year Ended	(December 18, 2002
	June 30,	June 30,	to June 30,
	2007	2006	2007)

Revenues	$-	$-	$-

Expenses:
Officer's salary	170,000	170,000	425,000
Other general and administrative	725,016	854,068	1,652,150
Research and development	142,566	198,578	477,996

Total expenses	1,037,582	1,222,646	2,555,146

Loss from operations	(1,037,582)	(1,222,646)	(2,555,146)

Interest income	131	1	657
Interest expense	(12,738)	(2,400)	(15,138)

Net loss	$(1,050,189)	$(1,225,045)	$(2,569,627)

Net loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common
shares outstanding, basic and diluted	60,115,405	59,119,659

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

Sale of Units from May
2006 to June 2006 in
private offering at $1.15
per Unit less offering
costs of $38	-	-	192,464	192	221,104	-	221,296

Net loss for year ended
June 30, 2006	-	-	-	-	-	(1,225,045)	(1,225,045)

Balances, June 30, 2006	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Sale of Units in
private placements	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued for services
and adjustments	-	-	191,505	192	(192)	-	-

Net loss for year
ended June 30, 2007	-	-	-	-	-	(1,050,189)	(1,050,189)

Balances, June 30, 2007	-	$-	60,956,761	$60,957	$2,019,814	$(2,569,627)	$(488,856)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Cumulative
			During the
			Development
			Stage
	Year Ended	Year Ended	(December 18, 2002
	June 30,	June 30,	to June 30,
	2007	2006	2007)

Cash flows from operating activities:
Net loss	$(1,050,189)	$(1,225,045)	$(2,569,627)
Interest accrued on convertible notes payable	-	2,400	2,400
Shares issued for services	-	20,000	20,000
Depreciation of equipment	4,402	629	5,031
Amortization of patent costs	1,500	1,500	4,125
Changes in operating assets and liabilities:
Prepaid expenses	(26,503)	(31,049)	(58,952)
Organization costs	120	120	(60)
Accounts payable and accrued expenses	101,423	(139,433)	141,905
Payroll taxes, withholdings, and accrued
interest and penalties	161,442	30,627	192,069

Net cash used for operating activities	(807,805)	(1,340,251)	(2,263,109)

Cash flows from investing activities:
Equipment purchased	(10,253)	(5,731)	(15,984)
Patent costs incurred	-	-	(15,000)

Net cash used for investing activities	(10,253)	(5,731)	(30,984)

Cash flows from financing activities:
Proceeds from notes payable	-	60,000	60,000
Loans from related party	-	-	54,427
Repayment of loans from related party	-	-	(54,427)
Stock subscriptions collected from private placements, net	760,349	236,296	1,262,626
Sale of common stock in public offering	-	1,115,472	1,115,472
Public offering costs incurred	-	(3,471)	(138,471)

Net cash provided by financing activities	760,349	1,408,297	2,299,627

Net increase (decrease) in cash	(57,709)	62,315	5,534

Cash, beginning of period	63,243	928	-

Cash, end of period	$5,534	$63,243	$5,534

Supplemental disclosures of cash flow information:
Interest paid	$12,738	$-	$12,738

Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2007

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

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, at June 30, 2007 and 2006, the Company had a stockholders’ deficiency of $488,856 and $199,016, respectively. For the years ended June 30, 2007 and 2006, the Company incurred net losses of $1,050,189 and $1,225,045, respectively. These factors create uncertainty as to the Company’s ability to continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company is raising capital through private placements of its common stock to commence planned operations and achieve profitability. However, there is no assurance that the Company will be successful in raising sufficient capital to accomplish these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Fair value of financial instruments - The Company’s financial instruments consist of cash, accounts payable and accrued expenses, and payroll taxes, withholdings, and accrued interest and penalties, which approximate fair value because of their short maturity.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2007

Equipment - Equipment is stated at cost and depreciated using the straight line method over the respective assets’ useful life.

Patent costs - Patent costs are amortized over the respective patent’s expected useful economic life (ten years) using the straight line method.

Income taxes - Income taxes are accounted for under the assets and liability method. Current income taxes are provided in accordance with the laws of the respective taxing authorities. Deferred income taxes are provided for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

Net loss per common share - Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants, and other convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

Reclassifications - Certain prior year balances have been reclassified to conform to current year presentation.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2007

NOTE 3 - PATENT COSTS

Patent costs consist of:

	June 30,
	2007	2006

Legal fees paid in connection with patent applications
for products covered under the Company's
license agreement with ACI (see note 8)	$15,000	$15,000

Less accumulated amortization	(4,125)	(2,625)

Net	$10,875	$12,375

Amortization expense relating to the patent costs for the years ended June 30, 2007 and 2006 was $1,500 and $1,500, respectively. Estimated amortization expense for each of the Company’s five succeeding fiscal years ending June 30, 2008, 2009, 2010, 2011, and 2012 is $1,500, $1,500, $1,500, $1,500, and $1,500, respectively.

NOTE 4 - PAYROLL TAXES, WITHHOLDINGS, AND ACCRUED
INTEREST AND PENALTIES

As of June 30, 2007, the Company had not filed payroll tax returns for the quarterly periods ended June 30, 2006, September 30, 2006, December 31, 2006, March 31, 2007, and June 30, 2007 and had not paid any of the related withholdings or employer taxes. The liability consists of:

	June 30,
	2007	2006

Social security and Federal income tax withheld	$117,143	$23,687
Social security taxes	26,764	6,940
Accrued interest	5,540	-
Accrued penalties	42,622	-

Total	$192,069	$30,627

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2007

In August and September 2007, the Company filed all of the delinquent payroll tax returns and paid $144,041 of the $192,069 June 30, 2007 liability.

NOTE 5 - COMMON STOCK SUBJECT TO POSSIBLE RESCISSION

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

NOTE 6 - STOCKHOLDERS’ EQUITY

From August 2005 to February 2006, the Company sold a total of 743,648 shares of common stock at $1.50 per share in its public offering resulting in gross proceeds of $1,115,472. The net proceeds to the Company, after deducting $138,471 in offering costs, was $977,001.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2007

From May 2006 to June 2006, the Company sold a total of 192,464 Units at $1.15 per Unit in private placements resulting in gross proceeds of $221,334 and net proceeds of $221,296. Each Unit consisted of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.50 per share.

In July 2006, the Company sold a total of 56,522 Units at $1.15 per Unit in private placements resulting in net proceeds of $65,000. In August 2006 and September 2006, the Company sold a total of 128,377 Units at prices ranging from $.60 to $.79 per Unit in private placements resulting in net proceeds of $83,558. In the three months ended December 31, 2006, the Company sold a total of 344,115 Units at prices ranging from $.48 to $1.00 per Unit in private placements resulting in net proceeds of $229,284. In the three months ended March 31, 2007, the Company sold a total of 297,228 Units at prices ranging from $.55 to $1.00 per Unit in private placements resulting in net proceeds of $200,641. In the three months ended June 30, 2007, the Company sold a total of 382,645 Units at prices ranging from $.36 to $.56 per Unit in private placements resulting in net proceeds of $181,866. Each Unit consisted of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.50 per share.

In the year ended June 30, 2007, the Company also authorized the issuance of a total of 82,893 Units to various parties for services rendered relating to the public offering and the private placements and a total of 108,612 shares of common stock to various parties for adjustments relating to such financings.

A summary of warrant activity follows:

	Year Ended June 30,
	2007	2006

Outstanding at beginning of year	192,464	-
Issued	1,291,780	192,464
Exercised	-	-
Expired	(192,464)	-

Outstanding at end of year	1,291,780	192,464

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2007 and 2006 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2007

The 1,291,780 warrants outstanding at June 30, 2007 are exercisable into a total of 1,291,780 shares of common stock at $1.50 per share and expire at various dates from July 6, 2007 to June 28, 2008.

NOTE 7 - INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

Deferred tax assets consist of:

	June 30,
	2007	2006

Net operating loss carryforwards	$873,673	$516,609
Less valuation allowance	(873,673)	(516,609)

Net	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $873,673 attributable to the future utilization of $2,569,627 of net operating loss carryforwards as of June 30, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $60 in 2023, $35,978 in 2024, $258,355 in 2025, $1,225,045 in 2026, and $1,050,189 in 2007.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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
For the Years Ended June 30, 2007 and 2006 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2007

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

Lease agreements - SmartMetric leases office space in Surfside, Florida under two month to month verbal agreements. Rent expense for the years ended June 30, 2007 and 2006 were $34,776 and $24,560, respectively.