Form 10QSB
period 2007-09-30
SmartMetric, Inc.
filed 2007-11-19
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 3 month period ended September 30, 2007.

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

(1) Yes    X_                                No _                                (2) Yes  X                                  No

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

Common Stock	62,101,411	September 30, 2007

SMARTMETRIC, INC.
FORM 10-QSB
September 30, 2007

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

In December 2001 SmartMetric’s CEO, Colin Hendrick, applied for a patent for this biometric card technology connecting SmartCards to networks, and providing secure access for such connections. In June 2004, Mr. Hendrick transferred this technology to Applied Cryptology, Inc., a Nevada corporation, he owns and controls, and which owns 49,277,778 shares of SmartMetric common stock. On August 1, 2004, Applied Cryptology entered into a license agreement with SmartMetric pursuant to which Applied Cryptology agreed to license this technology to SmartMetric in perpetuity in exchange for a royalty payment. This patent was granted on September 14, 2004.

We expect to outsource manufacturing of our SmartCards once we have sales orders. We do not intend to purchase any plants or significant equipment.

We currently have three full time employees, including Colin Hendrick, our President and Chief Executive Officer. Once we have begun to generate sales, we intend to hire additional employees.

COMPLETION OF PROTOTYPE

A prototype of our SmartCard was completed in February 2005 and we have been adjusting and developing software for the card since that date.  The finished product will be the prototype or model for our SmartCards, which will be manufactured upon receipt of customer orders.   We are in the process of revising some of the engineering of the prototype so as to decrease the size of the circuitry contained in the SmartCard. We expect that the revised prototype will be completed in December 2007.

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

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

For the three months ending September 30, 2006, there were $0 sales revenues and a net loss of $213,861. For the three months ending September 30, 2007, there were $0 sales revenues and a net loss of $266,756. This increased loss of $52,895 or 24.7% is a result of increases in research and development and in general and administrative expenses and interest expenses. We spent $15,626 and $16,648 on research and development for the three months ended September 30, 2006 and September 30, 2007 respectively, an increase of $1,022 or 6.5%. This is a result of development of additional components for our SmartCard. Other general and administrative expenses increased 32% from $155,735 in the quarter ended September 30, 2006 to $205,706 for the quarter ended September 30, 2007. Interest expenses increased from $0 to $1,902 in the quarters ended September 30, 2006 and 2007, respectively. Officer’s salary remained consistent at $42,500 for the quarters ended September 30, 2006 and September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have been dependent on investment capital as our primary source of liquidity. We had an accumulated deficit of $2,836,383 as of September 30, 2007. During the three months ended September 30, 2007, we had a net loss of $266,756, primarily as a result of general and administrative expenses and research and development. We had no revenues during this period. Our financing activities resulted in cash of approximately $297,633 during the quarter ended September 30, 2007.

On September 30, 2007, we had no long term liabilities, and cash and cash equivalents of approximately $1,350. Current Liabilities were $217,089 as of September 30 , 2007. aWe have insufficient cash to fund our operations for the next 12 months, and will have to continue to raise funds.

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

INFLATION

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of our internal controls during the quarter ended September 30, 2007, our Principal Executive and Financial Officers have determined that there are no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended  September 30, 2007, we sold a total of 903,813 Units at prices ranging from $0.30 to $0.34 per Unit in private placement offerings resulting in net proceeds of $297,633. Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

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

SMARTMETRIC, INC.

Dated: November 16, 2007	By:	/s/ Colin Hendrick
Colin Hendrick, President

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Index to Financial Statements

Page

   Consolidated Balance Sheets as of September 30, 2007
      (Unaudited) and June 30, 2007                                                                                                                      F-2

   Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006 and for the period
      December 18, 2002 (inception) to September 30, 2007
      (Unaudited)                                                                                                                                       F-3

   Consolidated Statements of Changes in Stockholders’ Equity
      for the period December 18, 2002 (inception)
      to September 30, 2007 (Unaudited)                                                                                                               F-4

   Consolidated Statements of Cash Flows for the three months ended September 30, 2007 and 2006 and for the period
      December 18, 2002 (inception) to September 30, 2007
      (Unaudited)                                                                                                                                      F-6

   Notes to Consolidated Financial Statements                                                                                                 F-7

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	June 30,
	2007	2007
	(Unaudited)
Assets
Current assets:
Cash	$1,350	$5,534
Prepaid expenses	2,604	58,952

Total current assets	3,954	64,486

Equipment, less accumulated depreciation of
$6,102 and $5,031, respectively	9,882	10,953

Other assets:
Patent costs, less accumulated amortization
of $4,500 and $4,125, respectively	10,500	10,875
Organization costs - net	30	60

Total assets	$24,366	$86,374

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$96,894	$141,905
Payroll taxes, withholdings, and accrued
interest and penalties	120,195	192,069

Total current liabilities	217,089	333,974

Other liabilities	-	-

Total liabilities	217,089	333,974

Common stock subject to possible rescission (160,837 shares)	241,256	241,256

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value; 50,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, issued and outstanding 61,940,574 and
60,956,761 shares, respectively	61,941	60,957
Additional paid-in capital	2,340,463	2,019,814
Deficit accumulated during the development stage	(2,836,383)	(2,569,627)

Total stockholders' equity (deficiency)	(433,979)	(488,856)

Total liabilities and stockholders' equity	$24,366	$86,374

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Three Months Ended		(December 18, 2002
	September 30,		to September 30,
	2007	2006	2007)

Revenues	$-	$-	$-

Operating expenses:
Officer's salary	42,500	42,500	467,500
Other general and administrative	205,706	155,735	1,857,856
Research and development	16,648	15,626	494,644

Total operating expenses	264,854	213,861	2,820,000

Loss from operations	(264,854)	(213,861)	(2,820,000)

Interest income	-	-	657
Interest expense	(1,902)	-	(17,040)

Net loss	$(266,756)	$(213,861)	$(2,836,383)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding, basic and diluted	61,448,668	59,648,819

See notes to consolidated financial statements.

SMARTMETRIC AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Class A Common Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Net loss for period December 18, 2002
(date of inception) to June 30, 2003	-	$-	-	$-	$-	$(60)	$(60)

Balances, June 30, 2003	-	-	-	-	-	(60)	(60)

Sale of Class A common stock in October
2003 at a price of $.001 per share	50,000,000	50,000	-	-	-	-	50,000

Sale of common stock from October 2003
to June 2004 at a price of $,01 per share	-	-	8,560,257	8,560	77,042	-	85,602

Net loss for year ended June 30, 2004	-	-	-	-	-	(35,978)	(35,978)

Balances, June 30, 2004	50,000,000	50,000	8,560,257	8,560	77,042	(36,038)	99,564

Costs associated with sale of common
stock subject to possible rescission	-	-	-	-	(95,877)	-	(95,877)

Net loss for year ended June 30, 2005	-	-	-	-	-	(258,355)	(258,355)

Balances, June 30, 2005	50,000,000	50,000	8,560,257	8,560	(18,835)	(294,393)	(254,668)

Sale of common stock from August 2005
to February 2006 in public offering at
$1.50 per share less offering costs of
$138,471	-	-	743,648	744	976,257	-	977,001

Conversion of Class A common stock to
common stock by related parties in
February and May 2006	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

See notes to consolidated financial statements.

SMARTMETRIC AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Class A Common Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Conversion of $60,000 loans payable and
accrued interest to common stock in
March 2006	-	$-	40,000	$40	$62,360	$-	$62,400

Shares issued for services	-	-	20,000	20	19,980	-	20,000

Sale of Units from May 2006 to June 2006
in private offering at $1.15 per Unit less
offering costs of $38	-	-	192,464	192	221,104	-	221,296

Net loss for year ended June 30, 2006						(1,225,045)	(1,225,045)

Balances, June 30, 2006	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Sale of Units in private placements	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued for services and adjustments	-	-	191,505	192	(192)	-	-

Net loss for year ended June 30, 2007	-	-	-	-	-	(1,050,189)	(1,050,189)

Balances, June 30, 2007	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Unaudited:
Sale of Units in private placements	-	-	903,813	904	296,729	-	297,633

Shares issued for services	-	-	80,000	80	23,920	-	24,000

Net loss for three months ended
September 30, 2007	-	-	-	-	-	(266,756)	(266,756)

Balances, September 30, 2007	-	-	61,940,574	61,941	2,340,463	(2,836,383)	(433,979)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			During the
			Development
			Stage
	Three Months Ended		(December 18, 2002
	September 30,		to September 30,
	2007	2006	2007)

Cash flows from operating activities:
Net loss	$(266,756)	$(213,861)	$(2,836,383)
Interest accrued on convertible notes payable	-	-	2,400
Shares issued for services	24,000	-	44,000
Depreciation of equipment	1,071	1,884	6,102
Amortization of patent costs	375	375	4,500
Changes in operating assets and liabilities:
Prepaid expenses	56,348	-	(2,604)
Organization costs	30	30	(30)
Accounts payable and accrued expenses	(45,011)	21,194	96,894
Payroll taxes, withholdings, and accrued
interest and penalties	(71,874)	23,228	120,195

Net cash used for operating activities	(301,817)	(167,150)	(2,564,926)

Cash flows from investing activities:
Equipment purchased	-	(9,353)	(15,984)
Patent costs incurred	-	-	(15,000)

Net cash used for investing activities	-	(9,353)	(30,984)

Cash flows from financing activities:
Proceeds from notes payable	-	-	60,000
Loans from related party	-	-	54,427
Repayment of loans from related party	-	-	(54,427)
Stock subscriptions collected from private placements, net	297,633	148,558	1,560,259
Sale of common stock in public offering	-	-	1,115,472
Public offering costs incurred	-	-	(138,471)

Net cash provided by financing activities	297,633	148,558	2,597,260

Net increase (decrease) in cash	(4,184)	(27,945)	1,350

Cash, beginning of period	5,534	63,243	-

Cash, end of period	$1,350	$35,298	$1,350

Supplemental disclosures of cash flow information:
Interest paid	$2,096	$-	$2,096

Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2007 and 2006
and For the Period December 18, 2002 (Date of Inception)
to September 30, 2007
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2007 and for the three months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows for the three month periods ended September 30, 2007 and 2006.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended September 30, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2008.  The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2007 as included in our report on Form 10-KSB.

NOTE 2 – ORGANIZATION

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

NOTE 3 – COMMON STOCK SUBJECT TO POSSIBLE RESCISSION

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
For the Three Months Ended September 30, 2007 and 2006
and For the Period December 18, 2002 (Date of Inception)
to September 30, 2007
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

NOTE 4 – STOCKHOLDERS’ EQUITY

In the three months ended September 30, 2007, the Company sold a total of 903,813 Units at prices ranging from $.30 to $.34 per Unit in private placements resulting in net proceeds of $297,633.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

In the three months ended September 30, 2007, the Company authorized the issuance of a total of 80,000 shares (valued at $24,000) to two nonofficer directors of the Company for services rendered.

A summary of warrant activity follows:

	Three Months
	Ended	Year Ended
	September 30, 2007	June 30, 2007

Outstanding at beginning of period	1,291,780	192,464
Issued	903,813	1,291,780
Exercised	-	-
Expired	(184,899)	(192,464)

Outstanding at end of period	2,010,694	1,291,780

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2007 and 2006
and For the Period December 18, 2002 (Date of Inception)
to September 30, 2007
(Unaudited)

The 2,010,694 warrants outstanding at September 30, 2007 are exercisable into a total of 2,010,694 shares of common stock at prices ranging from $1.00 to $1.50 per share and expire at various dates from October 2007 to September 17, 2008.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Patent license agreement – Effective August 1, 2004, SmartMetric executed a license agreement with Applied Cryptology, Inc. (“ACI”), a corporation controlled by SmartMetric’s president and the owner of certain technology.  Pursuant to the license agreement, SmartMetric has the right to make use of this technology for the purpose of developing software and systems to be used by SmartMetric to provide any or all of the following:  1) secure transactions over the Internet from home and office computers; 2) an automatic method for connecting to remote computers; 3) a method of developing targeted advertising to home and/or office computers; 4) identity verification and access control as provided for in the patent.  Pursuant to this license agreement, ACI will receive 2% of all revenues generated by SmartMetric on products which utilize this patented technology.  The license fee will be paid on a quarterly basis based on revenues received during the quarter.  The license fee shall be due within 45 days of the end of each quarter.  In the event no revenues are generated through the use of any of the licensed patents during a given quarter, no money shall be owed ACI for such quarter.  ACI may rescind the license agreement and reclaim all rights and interest in the patents if certain events, such as SmartMetric’s filing for bankruptcy protection or reorganization, occur.  This license agreement will remain in effect for the lives of the patents.  SmartMetric may utilize the technological applications anywhere in the world without limitation.

Employment agreement – Effective July 1, 2004, SmartMetric executed a one year employment agreement with its president, which in June 2005 was renewed for one year to June 30, 2006.  Pursuant to this employment agreement, the president received a salary of $170,000 and $85,000 for the years ended June 30, 2006 and 2005, respectively. Although  the employment agreement has not been renewed in writing, the president continues to serve SmartMetric  and is being paid on the basis of a $170,000 annual salary.

Lease agreements – SmartMetric leases office space in Surfside, Florida under two month to month verbal agreements.  Rent expense for the three months ended September 30, 2007 and 2006 were $10,680 and $10,893, respectively.