Form 10QSB
period 2007-12-31
SmartMetric, Inc.
filed 2008-02-20
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the 3 month period ended December 31, 2007

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

(1) Yes    X_                                No _                                (2) Yes  X                                  No

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest applicable date:

Common stock                                62,863,959                      February 19, 2008

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

Financial statements are attached hereto as F-1 to F-9.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2007 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2006

For the six months ending December 31, 2006, there were $0 sales revenues and a net loss of $434,531. For the six months ending December 31, 2007, there were $0 sales revenues and a net loss of $436,881. This increased loss of $2,350 or 0.5% is a result of a decrease in interest income (expense) and an increase in general and administrative expense, partially offset by a decrease in research and development expense. Interest income (expense) decreased from $130 to ($6,971) from the six montbs ended December 31, 2006 to the six months ended December 31, 2007. This is a result of an accrual of late payroll taxes payable. We spent $44,404 and $31,763 on research and development for the six months ended December 31, 2006 and December 31, 2007 respectively, a decrease of $12,641or 28.5%. This is a result of awaiting additional capitalization. Other general and administrative expenses increased 2.6% from $305,257 in the six months ended December 31, 2006 to $313,147 for the six months ended December 31, 2007. This is a result of increased administrative payroll. Officer’s salary remained consistent at $82,500 for the six months ended December 31, 2006 and December 31, 2007.

2

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006

For the three months ending December 31, 2006, there were $0 sales revenues and a net loss of $220,670. For the three months ending December 31, 2007, there were $0 sales revenues and a net loss of $170,125. This decreased loss of $50,545 or 22.9% is a result of decreases in research and development and in general and administrative expenses, partially offset by a decrease in interest income (expense). We spent $28,778 and $15,115 on research and development for the three months ended December 31, 2006 and December 31, 2007 respectively, a decrease of $13,663 or 47.5%. This is a result of awaiting additional capitalization. Other general and administrative expenses decreased 28.1% from $149,438 in the quarter ended December 31, 2006 to $107,441 for the quarter ended December 31, 2007. This is a result of awaiting additional capitalization. Interest income (expense) decreased from $46 to ($5,069) from the quarter ended December 31, 2006 to the quarter ended December 31, 2007, as a result of an accrual of late payroll taxes payable. Officer’s salary remained consistent at $42,500 for the quarters ended December 31, 2006 and December 31, 2007.

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

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 5, 2007, we issued an aggregate of 80,000 shares of common stock to two directors of the Company, valued at $24,000.

3

The foregoing securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

4

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

February 20, 2008	By:	/s/ Colin Hendrick
Colin Hendrick
President

5

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Index to Financial Statements

Page

Consolidated Balance Sheets as of December 31, 2007 Unaudited) and June 30, 2007	F-2

Consolidated Statements of Operations for the three and six
months ended December 31, 2007 and 2006 and for the period
December 18, 2002 (inception) to December 31, 2007(Unaudited)	F-3

Consolidated Statements of Changes in Stockholders’ Equity
for the period December 18, 2002 (inception) to December 31, 2007	F-4

Consolidated Statements of Cash Flows for the six months
ended December 31, 2007 and 2006 and for the period
December 18, 2002 (inception) to December 31, 2007
(Unaudited)	F-6

Notes to Consolidated Financial Statements	F-7

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	June 30,
	2007	2007
	(Unaudited)
Assets
Current assets:
Cash	$5,119	$5,534
Prepaid expenses	2,604	58,952

Total current assets	7,723	64,486

Equipment, less accumulated depreciation of
$7,173 and $5,031, respectively	8,811	10,953

Other assets:
Patent costs, less accumulated amortization
of $4,875 and $4,125, respectively	10,125	10,875
Organization costs - net	-	60

Total assets	$26,659	$86,374

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$175,542	$141,905
Payroll taxes, withholdings, and accrued
interest and penalties	149,681	192,069

Total current liabilities	325,223	333,974

Other liabilities	-	-

Total liabilities	325,223	333,974

Common stock subject to possible rescission (160,837 shares)	241,256	241,256

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value; 50,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, issued and outstanding 62,273,074 and
60,956,761 shares, respectively	62,273	60,957
Additional paid-in capital	2,404,415	2,019,814
Deficit accumulated during the development stage	(3,006,508)	(2,569,627)

Total stockholders' equity (deficiency)	(539,820)	(488,856)

Total liabilities and stockholders' equity	$26,659	$86,374

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
					Stage
	Three Months Ended		Six Months Ended		(December 18, 2002
	December 31,		December 31,		to December 31,
	2007	2006	2007	2006	2007)

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Officer's salary	42,500	42,500	85,000	85,000	510,000
Other general and
administrative	107,441	149,438	313,147	305,257	1,965,297
Research and
development	15,115	28,778	31,763	44,404	509,759

Total expenses	165,056	220,716	429,910	434,661	2,985,056

Loss from operations	(165,056)	(220,716)	(429,910)	(434,661)	(2,985,056)

Interest income	-	46	-	130	657
Interest expense	(5,069)	-	(6,971)	-	(22,109)

Net loss	$(170,125)	$(220,670)	$(436,881)	$(434,531)	$(3,006,508)

Net loss per share,
basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average
number of common
shares outstanding,
basic and diluted	62,106,824	59,913,326	61,777,746	59,781,073

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

SMARTMETRIC AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Class A Common Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Conversion of $60,000 loans payable and
accrued interest to common stock in
March 2006	-	$-	40,000	$40	$62,360	$-	$62,400

Shares issued for services	-	-	20,000	20	19,980	-	20,000

Sale of Units from May 2006 to June 2006
in private offering at $1.15 per Unit less
offering costs of $38	-	-	192,464	192	221,104	-	221,296

Net loss for year ended June 30, 2006						(1,225,045)	(1,225,045)

Balances, June 30, 2006	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Sale of Units in private placements	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued for services and adjustments	-	-	191,505	192	(192)	-	-

Net loss for year ended June 30, 2007	-	-	-	-	-	(1,050,189)	(1,050,189)

Balances, June 30, 2007	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Unaudited:
Sale of Units in private placements	-	-	1,236,313	1,236	360,681	-	361,917

Shares issued for services	-	-	80,000	80	23,920	-	24,000

Net loss for six months ended
December 31, 2007	-	-	-	-	-	(436,881)	(436,881)

Balances, December 31, 2007	-	$-	62,273,074	$62,273	$2,404,415	$(3,006,508)	$(539,820)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Six Months Ended		(December 18, 2002
	December 31,		to December 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(436,881)	$(434,531)	$(3,006,508)
Interest accrued on convertible notes payable	-	-	2,400
Shares issued for services	24,000	-	44,000
Depreciation of equipment	2,142	2,369	7,173
Amortization of patent costs	750	750	4,875
Changes in operating assets and liabilities:
Prepaid expenses	56,348	(21,031)	(2,604)
Organization costs	60	60	-
Accounts payable and accrued expenses	33,637	30,658	175,542
Payroll taxes, withholdings, and accrued
interest and penalties	(42,388)	55,485	149,681

Net cash used for operating activities	(362,332)	(366,240)	(2,625,441)

Cash flows from investing activities:
Equipment purchased	-	(10,253)	(15,984)
Patent costs incurred	-	-	(15,000)

Net cash used for investing activities	-	(10,253)	(30,984)

Cash flows from financing activities:
Proceeds from notes payable	-	-	60,000
Loans from related party	-	-	54,427
Repayment of loans from related party	-	-	(54,427)
Stock subscriptions collected from private placements, net	361,917	377,842	1,624,543
Sale of common stock in public offering	-	-	1,115,472
Public offering costs incurred	-	-	(138,471)

Net cash provided by financing activities	361,917	377,842	2,661,544

Net increase (decrease) in cash	(415)	1,349	5,119

Cash, beginning of period	5,534	63,243	-

Cash, end of period	$5,119	$64,592	$5,119

Supplemental disclosures of cash flow information:
Interest paid	$5,833	$-	$5,833

Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2007 and 2006
and For the Period December 18, 2002 (Date of Inception)
to December 31, 2007
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2007 and for the three and six months ended December 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2007 and the results of operations and cash flows for the three and six month periods ended December 31, 2007 and 2006.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and six month period ended December 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2008.  The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date.

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
For the Three and Six Months Ended December 31, 2007 and 2006
and For the Period December 18, 2002 (Date of Inception)
to December 31, 2007
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

NOTE 4 – STOCKHOLDERS’ EQUITY

In the three months ended September 30, 2007, the Company sold a total of 903,813 Units at prices ranging from $.30 to $.34 per Unit in private placements resulting in net proceeds of $297,633.  In the three months ended December 31, 2007, the Company sold a total of 332,500 Units at prices ranging from $.20 to $.25 per Unit in private placements resulting in net proceeds of $64,284.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

In the three months ended September 30, 2007, the Company authorized the issuance of a total of 80,000 shares (valued at $24,000) to two nonofficer directors of the Company for services rendered.

A summary of warrant activity follows:

	Six Months Ended	Year Ended
	December 31, 2007	June 30, 2007

Outstanding at beginning of period	1,291,780	192,464
Issued	1,236,313	1,291,780
Exercised	-	-
Expired	(529,014)	(192,464)

Outstanding at end of period	1,999,079	1,291,780

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2007 and 2006
and For the Period December 18, 2002 (Date of Inception)
to December 31, 2007
(Unaudited)

The 1,999,079 warrants outstanding at December 31, 2007 are exercisable into a total of 1,999,079 shares of common stock at a price of $1.00 per share and expire at various dates from January 2008 to December 27, 2008.

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

Lease agreements – SmartMetric leases office space in Surfside, Florida under two month to month verbal agreements.  Rent expense for the six months ended December 31, 2007 and 2006 were $18,760 and $18,733, respectively.