Form 10QSB
period 2008-03-31
SmartMetric, Inc.
filed 2008-05-20
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission File No.  333-118801

SMARTMETRIC, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	05-0543557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1150 Kane Concourse, Suite 400, Bay Harbor Islands, FL 33154
(Address of principal executive offices)

(305) 495-7190
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           No

As of May 15, 2008, there were 65,762,374 shares issued and outstanding of the registrant’s common stock.

3

PART I — FINANCIAL INFORMATION

Item 1.                                FINANCIAL STATEMENTS

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Index to Financial Statements

Page

Consolidated Balance Sheets as of March 31, 2008
(Unaudited) and June 30, 2007	F-2

Consolidated Statements of Operations for the three and nine months ended March 31, 2008 and 2007 and for the period
December 18, 2002 (inception) to March 31, 2008
(Unaudited)	F-3

Consolidated Statements of Changes in Stockholders’ Equity
for the period December 18, 2002 (inception)
to March 31, 2008	F-4

Consolidated Statements of Cash Flows for the nine months
ended March 31, 2008 and 2007 and for the period
December 18, 2002 (inception) to March 31, 2008
(Unaudited)	F-6

Notes to Consolidated Financial Statements	F-7

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	June 30,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash	$27,042	$5,534
Prepaid expenses	4,069	58,952

Total current assets	31,111	64,486

Equipment, less accumulated depreciation of
$8,244 and $5,031, respectively	7,740	10,953

Other assets:
Patent costs, less accumulated amortization
of $5,250 and $4,125, respectively	9,750	10,875
Organization costs - net	-	60

Total assets	$48,601	$86,374

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$132,479	$141,905
Payroll taxes, withholdings, and accrued
interest and penalties	142,920	192,069

Total current liabilities	275,399	333,974

Other liabilities	-	-

Total liabilities	275,399	333,974

Common stock subject to possible rescission (160,837 shares)	241,256	241,256

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value; 50,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, issued and outstanding 65,762,374 and
60,956,761 shares, respectively	65,762	60,957
Additional paid-in capital	3,078,293	2,019,814
Deficit accumulated during the development stage	(3,612,109)	(2,569,627)

Total stockholders' equity (deficiency)	(468,054)	(488,856)

Total liabilities and stockholders' equity	$48,601	$86,374

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
					Stage
	Three Months Ended		Nine Months Ended		(December 18, 2002
	March 31,		March 31,		to March 31,
	2008	2007	2008	2007	2008)

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Officer's salary	42,500	42,500	127,500	127,500	552,500
Other general and
administrative	561,501	238,141	874,648	543,398	2,526,798
Research and
development	1,600	91,805	33,363	136,209	511,359

Total expenses	605,601	372,446	1,035,511	807,107	3,590,657

Loss from operations	(605,601)	(372,446)	(1,035,511)	(807,107)	(3,590,657)

Interest income	-	1	-	131	657
Interest expense	-	(12,738)	(6,971)	(12,738)	(22,109)

Net loss	$(605,601)	$(385,183)	$(1,042,482)	$(819,714)	$(3,612,109)

Net loss per share,
basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average
number of common
shares outstanding,
basic and diluted	63,359,318	60,231,892	62,304,937	59,931,346

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

SMARTMETRIC AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Class A Common Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)

Conversion of $60,000 loans payable and accrued interest to common stock in March 2006	-	$-	40,000	$40	$62,360	$-	$62,400

Shares issued for services	-	-	20,000	20	19,980	-	20,000

Sale of Units from May 2006 to June 2006 in private offering at $1.15 per Unit less offering costs of $38	-	-	192,464	192	221,104	-	221,296

Net loss for year ended June 30, 2006						(1,225,045)	(1,225,045)

Balances, June 30, 2006	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Sale of Units in private placements	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued for services and adjustments	-	-	191,505	192	(192)	-	-

Net loss for year ended June 30, 2007	-	-	-	-	-	(1,050,189)	(1,050,189)

Balances, June 30, 2007	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Unaudited:

Sale of Units in private placements	-	-	2,278,613	2,278	567,606	-	569,884

Sale of shares	-	-	200,000	200	19,800	-	20,000

Shares issued for services	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for nine months ended March 31, 2008	-	-	-	-	-	(1,042,482)	(1,042,482)

Balances, March 31, 2008	-	$-	65,762,374	$65,762	$3,078,293	$(3,612,109)	$(468,054)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
 Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Nine Months Ended		(December 18, 2002
	March 31,		to March 31,
	2008	2007	2008)

Cash flows from operating activities:
Net loss	$(1,042,482)	$(819,714)	$(3,612,109)
Interest accrued on convertible notes payable	-	-	2,400
Shares issued for services	473,400	-	493,400
Depreciation of equipment	3,213	3,340	8,244
Amortization of patent costs	1,125	1,125	5,250
Changes in operating assets and liabilities:
Prepaid expenses	54,883	(6,821)	(4,069)
Organization costs	60	90	-
Accounts payable and accrued expenses	(9,426)	81,239	132,479
Payroll taxes, withholdings, and accrued
interest and penalties	(49,149)	116,007	142,920

Net cash used for operating activities	(568,376)	(624,734)	(2,831,485)

Cash flows from investing activities:
Equipment purchased	-	(10,253)	(15,984)
Patent costs incurred	-	-	(15,000)

Net cash used for investing activities	-	(10,253)	(30,984)

Cash flows from financing activities:
Proceeds from notes payable	-	-	60,000
Loans from related party	-	-	54,427
Repayment of loans from related party	-	-	(54,427)
Stock subscriptions collected from private placements, net	589,884	574,483	1,852,510
Sale of common stock in public offering	-	-	1,115,472
Public offering costs incurred	-	-	(138,471)

Net cash provided by financing activities	589,884	574,483	2,889,511

Net increase (decrease) in cash	21,508	(60,504)	27,042

Cash, beginning of period	5,534	63,243	-

Cash, end of period	$27,042	$2,739	$27,042

Supplemental disclosures of cash flow information:
Interest paid	$5,833	$9,665	$18,571

Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2008 and 2007
and For the Period December 18, 2002 (Date of Inception)
to March 31, 2008
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2008 and for the three and nine months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the three and nine month periods ended March 31, 2008 and 2007.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine month period ended March 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2008.  The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date.

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
For the Three and Nine Months Ended March 31, 2008 and 2007
and For the Period December 18, 2002 (Date of Inception)
to March 31, 2008
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

NOTE 4 – STOCKHOLDERS’ EQUITY

In the three months ended September 30, 2007, the Company sold a total of 903,813 Units at prices ranging from $.30 to $.34 per Unit in private placements resulting in net proceeds of $297,633.  In the three months ended December 31, 2007, the Company sold a total of 332,500 Units at prices ranging from $.20 to $.25 per Unit in private placements resulting in net proceeds of $64,284.  In the three months ended March 31, 2008, the Company sold a total of 1,042,300 Units at a price of $.20 per Unit in private placements resulting in net proceeds of $207,967.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

On March 25, 2008, the Company sold 200,000 shares of its common stock at a price of $.10 per share resulting in net proceeds of $20,000.

In the three months ended September 30, 2007, the Company authorized the issuance of a total of 80,000 shares (valued at $24,000) to two non-officer directors of the Company for services rendered.

On January 14, 2008, the Company issued a total of 2,107,000 shares of its common stock (valued at $421,400) to its attorney and two consultants for services rendered.

On February 26, 2008, the Company issued 140,000 shares of its common stock (valued at $28,000) to its attorney for services rendered.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2008 and 2007
and For the Period December 18, 2002 (Date of Inception)
to March 31, 2008
(Unaudited)

A summary of warrant activity follows:

	Nine Months Ended March 31, 2008	Year Ended June 30, 2007

Outstanding at beginning of period	1,291,780	192,464
Issued	2,278,613	1,291,780
Exercised	-	-
Expired	(909,135)	(192,464)

Outstanding at end of period	2,661,258	1,291,780

The 2,661,258 warrants outstanding at March 31, 2008 are exercisable into a total of 2,661,258 shares of common stock at a price of $1.00 per share and expire at various dates from April 2008 to March 31, 2009.

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
For the Three and Nine Months Ended March 31, 2008 and 2007
and For the Period December 18, 2002 (Date of Inception)
to March 31, 2008
(Unaudited)

Pursuant to this employment agreement, the president received a salary of $170,000 and $85,000 for the years ended June 30, 2006 and 2005, respectively. Although the employment agreement has not been renewed in writing, the president continues to serve SmartMetric and is being paid on the basis of a $170,000 annual salary.

Lease agreement – SmartMetric leases office space in Bay Harbor Islands, Florida under a lease expiring June 30, 2008 and renewable to June 30, 2012.  Rent expense for the nine months ended March 31, 2008 and 2007 were $35,427 and $29,322, respectively

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2008 COMPARED TO NINE MONTHS ENDED MARCH 31, 2007

For the nine months ending March 31, 2007, there were $0 sales revenues and a net loss of $385,184. For the nine months ending March 31, 2008, there were $0 sales revenues and a net loss of $605,596. This increased loss of $220,412 or 57% is a result of a decrease in interest income (expense) and an increase in general and administrative expense, partially offset by a decrease in research and development expense. Interest income (expense) decreased from $12,738 to $0 from the nine montbs ended March 31, 2007 to the nine months ended March 31, 2008. This is a result of the satisfaction of late payroll taxes payable. We spent $91,804 and $0 on research and development for the nine months ended March 31, 2007 and March 31, 2008 respectively, a decrease of $91,804 or 100%. This is a result of previously outstanding checks which never cleared. Other general and administrative expenses increased 2.6% from $238,143 in the nine months ended March 31, 2007 to $586,853 for the nine months ended March 31, 2008. This is a result of increased administrative payroll and the reclassification of Research & Development expenses to General and Administrative. Officers salary remained consistent at $127,500 for the nine months ended March 31, 2007 and March 31, 2008.

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

For the three months ending March 31, 2007, there were $0 sales revenues and a net loss of $344,955. For the three months ending March 31, 2008, there were $0 sales revenues and a net loss of $605,596. This decreased loss of $260,641 or 76% is a result of increases in general and administrative expenses, partially offset by a decrease in interest income (expense). We spent $91,804 and $0 on research and development for the three months ended March 31, 2007 and March 31, 2008 respectively, a decrease of $91,804 or 100%. This is a result of drafts being reclassified fron Research and Development to General and Administrative expenses. Other general and administrative expenses increased 278% from $210,652 in the quarter ended March 31, 2007 to $586,853 for the quarter ended March 31, 2008. This is a result of drafts being properly reclassified to General and Administrative expenses. Interest income (expense) decreased from $1 to $0 from the quarter ended March 31, 2007 to the quarter ended March 31, 2008. Officer's salary remained consistent at $42,500 for the quarters ended March 31, 2007 and March 31, 2008.

Item 3A(T).  CONTROLS AND PROCEDURES

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

In connection with the evaluation of our internal controls during the quarter ended March 31, 2008, our Principal Executive and Financial Officers have determined that there are no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 14, 2008, the Company issued a total of 2,107,000 shares of its common stock (valued at $421,400) to its attorney and two consultants for services rendered.

On February 26, 2008, the Company issued 140,000 shares of its common stock (valued at $28,000) to its attorney for services rendered.

On March 25, 2008, the Company sold 200,000 shares of its common stock at a price of $.10 per share resulting in net proceeds of $20,000. Unless otherwise noted in this section, with respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Regulation D or Regulation S promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding SmartMetric so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D or Regulation S of the 1933 Act and otherwise had the requisite sophistication to make an investment in SmartMetric's securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

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

SMARTMETRIC, INC.

Dated: May 20, 2008	By:	/s/ Colin Hendrick
Colin Hendrick, President