Form 10-K
period 2008-06-30
SmartMetric, Inc.
filed 2008-10-14
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __ to_______________________________

Commission File Number: 333-118801
SMARTMETRIC, INC
(Exact name of registrant as specified in its charter)

Nevada	05-0543557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

1150 Kane Concourse, Suite 400, Bay Harbor Islands, FL	33154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code                                                                                                           (305) 495-7190

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to section 12(g) of the Act

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.☐ Yes☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes                                ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of October 7, 2008 was approximately $2,976,968 based upon the closing price of the common stock as quoted by Nasdaq OTC Bulletin Board on such date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐ Yes  ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of October 7, 2008, there were 71,254,259  issued and outstanding shares of the issuer’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal years ended December 24, 1980).

FORWARD LOOKING STATEMENTS

In this annual report, references to “SmartMetric, Inc.,” “Smartmetric,” “SMME,” “the Company,” “we,” “us,” and “our” refer to SmartMetric, Inc.

This Annual Report on Form 10-KSB contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB/A. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

Item 1.                      Business

Corporate History and Overview

SmartMetric was incorporated pursuant to the laws of the State of Nevada on December 18, 2002.

Smartmetric is in the business of producing high-technology identity cards.  SmartMetric's Chief Executive Officer, Colin Hendrick, has created patented technology which is being used in the prototype of the SmartMetric "Biometric Card," a credit card-sized device which utilizes a finger print sensor to authenticate a person's identity. The embedded sensor takes the image of the person's fingerprint and matches it with a fingerprint stored on the card.

On September 14, 2004, Mr. Hendrick received a United States patent with regard to the use of the Biometric card. Mr. Hendrick transferred the patent, which was then pending, to Applied Cryptography, Inc., a Nevada corporation, owned by Mr. Hendrick, in June 2004. On August 1, 2004, Applied Cryptography, Inc. entered into a license agreement with SmartMetric pursuant to which SmartMetric has the right to use, manufacture and sell products utilizing the patented technology in perpetuity. This patent was granted on September 14, 2004.

As of June 30, 2008, SmartMetric had a total stockholders' deficiency of $112,288, and cash of $266,417.  SmartMetric has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on SmartMetric's financial condition, results of operations or liquidity.

The SmartMetric Biometric Card

SmartMetric has designed a biometric card utilizing patented technology licensed to the company.  A prototype of this card was completed in February 2 The company is in the process of finalizing its biometric card and expects to have a final product by November 2008– While the product was expected to be finalized during the Summer of 2008, engineers uncovered more research and development had to be done on a second antenna, thus pushing back product finalization.  The product, due to exposure in specialty trade publications and numerous press releases, is receiving much interest in the private sector, especially amongst banking entities.  Also, the product has received interest from the governmental sector, including, but not limited to the Department of Homeland Security and the Department of Defense.

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

The biometric card has been designed to contain up to two on-card processors and up to1 gigabyte of memory. SmartMetric believes this will enable the card to store the full image of a fingerprint and a database capable of storing information such as medical records, financial or banking records or human resource card. SmartMetric believes its biometric card may be used as a credit card, building access card or computer access card.

SmartMetric believes that its biometric card, by way of containing information unique to the individual user, will be useless in the hands of others. Unlike a picture-based identification system, the SmartMetric biometric card has been designed to operate exclusively with the registered user. And unlike biometric security systems where the biometric information is stored at a central location, we believe that confirmation of identify with the SmartMetric system may not be interrupted during the verification process or while it is stored at the remote location since the biometric information is embedded in the card, itself, in a memory chip protected by encryption. The fingerprint sensor built into the card has been designed to activate the card. Without a match with the encrypted fingerprint already stored on the card, the biometric card will not operate.

The SmartMetric biometric card is a card that authorized persons will carry with them and activate to obtain access. Such activation will take place by placing a finger on a fingerprint sensor. The SmartMetric biometric cards are designed to be read by both contact and contactless card acceptor devices. For contact card acceptor devices, the device must touch a chip mounted on the surface of the Biometric card. This contact allows the card to transmit data to the reading device. For contactless acceptor devices, a radio frequency signal will be sent from the card to a radio frequency signal receiver in the acceptor device. In both types of acceptor devices, the activation signal is sent only when there has been a positive match of fingerprint by fingerprint sensor. The card acceptor devices are available from several different third parties and do not require any licenses.

The company expects that the memory and computational capacities of the biometric card will be used to store a template of each user's fingerprint(s). The memory capacity will store a template of a user's fingerprint(s). The computational capacity will be used to process a digitized image from the fingerprint sensor to confirm a match (or no match) with the fingerprint template. Additional computational processes such as increased Cryptography will depend on the requirements of specific customers.

SmartMetric believes its biometric card may be used for a variety of security applications such as airport employed access and identity, building access and identity, computer network access, drivers licenses, passports and check cashing identity verification.

Fingerprint Sensor

The fingerprint sensor used in the SmartMetric biometric card is known as the "Metric 60" fingerprint sensor. The Metric 60 allows for fingerprints which are either wet or dry to be recognized or authenticated. It is also pressure sensitive. SmartMetric purchases the fingerprint sensor from an unrelated third party, but has no signed agreement with such party. The fingerprint sensor is available from other suppliers. SmartMetric has designed a method of integrating the fingerprint sensor on the card, which is then connected to a microprocessor, which is connected to a rechargeable power supply in the card and a memory chip for storage, retrieval and matching of the fingerprint on the card.

The SmartMetric biometric card has been designed to utilize a rechargeable, lithium polymer battery. Because this battery is available in a variety of shapes and sizes, SmartMetric can design its cards in similar variety of shapes. This lithium polymer battery is owned and manufactured by a third party unaffiliated with SmartMetric. This battery will be integrated into the card. SmartMetric has located a supplier for this battery and has purchased battery’s that meet the requirements and specifications of the Biometric Card.

While SmartMetric has already purchased these batteries, other raw materials which are part of the product have been purchased as well.  Examples include, but are not limited to, microchips, memory chips and processor chips.  The sources and availability of these materials are numerous and readily available, and should not affect the ability of SmartMetric to meet future demand.

The SmartMetric card has been designed to meet the International Standard Organization 7816 Flex requirements so that it will not break or crack when bent or flexed. The prototype card has been designed to meet ISO requirements for crush test, drop test and nail test. It has been designed to operate in a wide range of temperatures.

The Biometric card has been designed to offer the option of a built-in radio frequency transmitter for contactless entry and identity verification.

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

Biometrics refers to the automatic identification of a person based on his/her physiological or behavioral characteristics. This method of identification is preferred over traditional methods involving passwords and personal identification numbers ("PINs") for various reasons: (i) the person to be identified is required to be physically present at the point of identification to be identification; (ii) identification based on biometric techniques obviates the need to remember a password or carry a token. By replacing PINs, biometric techniques can potentially prevent unauthorized access to or fraudulent use of cellular phones, Biometric cards, desktop PCs, workstations and computer networks. It can be used during transactions conducted via telephone and Internet (e-commerce and e-banking). In automobiles, biometrics could replace keys-less entry devices.

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

The SmartMetric biometric card has been designed as a credit-card sized plastic card embedded with an integrated circuit chip and biometric fingerprint sensor. While we have completed a prototype of this card, we are in the process of completing the final product. The SmartMetric card has been designed to provide not only memory capacity, but also computational capability along with secure non-refutable identification of the user. We believe that the self-containment of SmartMetric's card will make it substantially resistant to attack, as it will not need to depend upon potentially vulnerable external resources. Because of this characteristic, we expect that the SmartMetric biometric card may be used in different applications which require strong security protection and authentication.

The physical structure of a card is specified by the International Standards Organization ("ISO") 7810, 7816/1 and 7816/2. Generally, it is made up of three elements. The plastic card is the most basic one and has the dimensions of 85.60mm x 53.98 x 0.80mm. A printed circuit and an integrated circuit chip are embedded on the card.

The SmartMetric card has been designed so that the printed circuit conforms to ISO standard 7816/3 which provides five connection points for power and data. It will be hermetically fixed in the recess provided for the card and will be burned onto the circuit chip, filled with a conductive material and sealed with contracts protruding. The printed circuit is a part of, and not distinct from, the Biometric card. The printed circuit is intended to protect the circuit chip from mechanical stress and static electricity. Communication with the chip will be accomplished through contacts that overlay the printed circuit. The integrated circuit chip defines the capability of a smart chip. Typically, an integrated circuit chip consists of a microprocessor, read only memory (ROM), non-static random access memory and electrically erasable programmable read only memory which will retain its state when the power is removed. The current circuit chip is made from silicon, which is not flexible and particularly easy to break. In order to avoid breakage when the card is bent, the chip is restricted to only a few millimeters in size.

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

In general, the size, the thickness and bend requirements for the biometric card were designed to protect the card from being spoiled physically. However, this also limits the memory and processing resources that may be placed on the card. In the past, industry participants have encountered particular difficulty in attempting to integrate high memory chips and finger sensor technology that will withstand both the size constraints and physical daily usage such as bending in a user's wallet sitting in his back pocket. We believe our biometric card has met and overcome the physical demands of the credit card to produce what is a powerful on-card computer processor with state-of-the-art biometric technology. However, we believe that additional engineering is necessary to reduce the size to the circuitry of the card prototype. We expect that such re-engineering will be complete by November 2008.

Sales and Marketing

 When we have completed the prototype of our biometric card and received any required regulatory approval, we plan to market and sell our product to banking interests in the private sector and governmental agencies such as the Department of Homeland Security and the Department of Defense.  As noted previously, we have received interest in the product from the aforementioned.

We do not currently have a marketing or sales force or a distribution arrangement in place.  We will need to expend resources to develop our own marketing and sales force or enter into third-party distribution arrangements.

Manufacturing

We expect to outsource manufacturing of our Biometric cards once we have sales orders. We do not intend to purchase any plants or significant equipment.   Because SmartMetric does not own or rent a manufacturing facility, we will enter into a contract with a manufacturing facility to produce our Biometric cards.  Although we have engaged in preliminary negotiations with two potential manufacturers, no contract has been signed.

Intellectual Property

We rely on patents, licenses, trade secrets, trademarks, copyright registrations and non-disclosure agreements to establish and protect our proprietary rights in our technologies and products.

Patents

Applied Cryptography, Inc., a company owned and controlled by Colin Hendrick, President and CEO of SmartMetric, owns the patent for a Biometric card process. This patent has been licensed to SmartMetric. The patent expires September 30, 2014.

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

Our technology is also dependent upon unpatented trade secrets.  However, trade secrets are difficult to protect.  In an effort to protect our trade secrets, we have a policy of requiring our employees, consultants and advisors to execute non-disclosure agreements.  These agreements provide that confidential information developed or made known to an individual during the course of their relationship with us must be kept confidential, and may not be used, except in specified circumstances.  In addition, our employees are parties to agreements that require them to assign to us all inventions and other technology that they create while employed by us.

Research and Development

Our research and development program is focused on completing development of our Biometric card.  We continue to refine existing technology and develop further improvements to our product.  We are in the very final stages of finalizing the product.  We expect research and development costs to trend lower in fiscal year ending June 30, 2009, due to the product expected to be ready for market in November 2008.  Almost all research and development costs now center around an adjustment being made to a second antenna in the card.

Competition

SmartMetric is a company involved in identity management. This industry is dominated by several large international corporations such as BioNetrix, Keyware, Genplus and Precise Biometrics, all of which manufacture and/or distribute and market identity management products. These companies and many others are more established than SmartMetric, which will put it at a competitive disadvantage. For example, Precise Biometrics, a company whose stock is listed on the Stockholm stock exchange, sells products which utilize its patented biometric fingerprint authentication technology which allows it to isolate the characteristic features of a human fingerprint and to match such features with a stored template to secure identity. However, Precise Biometrics is publicly traded and better funded then SmartMetric, and thus better known. SmartMetric's licensed patent allows for such data to be stored on a credit card sized device; however, SmartMetric only has a prototype of its biometric card.

BioNetrix offers a solution for systems security - user authentication and sign on. This company was found in 1997.

SmartMetric is a newcomer to this industry, with no proven track record and an untested product. We are not as well known as our potential competitors, nor are we certain our card will work as intended or that it will meet clients' needs. We are at a competitive disadvantage when compared to those better known, better funded and experienced identity management companies. SmartMetric will be competing with these as well as smaller and mid-size identity management manufactures, distributors, and developers.

Employees

As of the date of this annual report, SmartMetric has four full time employees including Colin Hendrick, SmartMetric’s CEO, and no part-time employees. None of these employees belongs to any union.

Government Regulation

There are currently no governmental regulations which have any bearing on the raw materials or the manufacturing of our product.

Item 1A. Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2.                      Properties.

Our executive offices are located at 1150 Kane Concourse, Suite 400, Bay Harbor Islands, Florida 33154.  We lease this office space under a lease expiring June 30, 2008 and renewable to June 30, 2012.  Rent expense for the years ended June 30, 2008 and 2007 were $54,872 and $34,776 respectively.

We believe that our existing facilities will be adequate for our current needs and that additional space will be available as needed.  The material terms of our property leases are set forth in the table below.

Location	Use	Square Feet	Rent Payments	Term	Leased From
1150 Kane Concourse, Suite 400, Bay Harbor Islands, Florida 33154	Offices	Approximately 1200 square feet	$4,815 per month	1 year	June 2008

Item 3.                      Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded over-the-counter on the Over-the-Counter (“OTC”) Bulletin Board and “Pink Sheets” since April 7, 2006 under the symbol SMME and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years ended June 30, 2008 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Calendar Quarter	Low Bid	High Bid
2007 First Quarter	1.00	0.51
2007 Second Quarter	1.01	0.47
2007 Third Quarter	1.00	0.20
2007 Fourth Quarter	0.55	0.30
2008 First Quarter	0.51	0.25
2008 Second Quarter	0.45	0.12
2008 Third Quarter	0.38	0.15
2008 Fourth Quarter	0.40	0.08

As of October 7, 2008, we had approximately 839 shareholders of record of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

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

Securities authorized for issuance under equity compensation plans

As of the date of this report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Penny Stock Regulations

Our shares of common stock are subject to the "penny stock" rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, "penny stock" is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer's net tangible assets or revenues. In the last case, the issuer's net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years, or the issuer's average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

Recent Sales of Unregistered Securities

The following summarizes the securities that we sold during the fiscal year ended June 30, 2008 without registering the securities under the Securities Act:

In the three months ended September 30, 2007, we sold a total of 903,813 Units at prices ranging from $0.30 to $0.34 per Unit in private placement offerings resulting in net proceeds of $297,633. Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

In October 2007, the Company sold a total of 69,636 Units at a price of $.20 per Unit in private placement offerings resulting in net proceeds of $13,927.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

On October 10, 2007, the Company issued a total of 23,636 Units at a price of $.20 per Unit to a consultant for services rendered.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

In November 2007, the Company sold a total of 75,000 Units at a price of $.20 per Unit in private placement offerings resulting in net proceeds of $15,000.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

On November 5, 2007, we issued an aggregate of 80,000 shares of common stock to two directors of the Company, valued at $24,000.

On December 12, 2007, the Company sold 60,000 Units at a price of $.20 per Unit in a private placement offering resulting in net proceeds of $12,000.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

On January 14, 2008, the Company issued a total of 2,107,000 shares of its common stock (valued at $421,400) to its attorney and two consultants for services rendered.

In January 2008, the Company sold a total of 342,500 Units at a price of $.20 per Unit in private placement offerings resulting in net proceeds of $68,500.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

In February 2008, the Company sold a total of 368,300 Units at a price of $.20 per Unit in private placement offerings resulting in net proceeds of $73,660.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

On February 26, 2008, the Company issued 140,000 shares of its common stock (valued at $28,000) to its attorney for services rendered.

On March 3, 2008, the Company issued 9,090 shares of its common stock at a price of $.55 per share in a private placement offering resulting in net proceeds of $4,999.50 .

On March 26, 2008, the Company sold 200,000 shares of its common stock at a price of $.10 per share resulting in net proceeds of $20,000.

In March 2008, the Company sold 483,686 shares of its common stock at a price of $.127 per share in private placement offerings resulting in net proceeds of $76,300. In the same month, the Company also sold 125,000 Units at a price of $.20 per Unit in private placement offerings resulting in net proceeds of $25,000. Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

In April 2008, the Company sold a total of 1,897,801 Units at a price of $.20 per Unit in private placement offerings resulting in net proceeds of $379,560.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

Also in April 2008, the Company sold 893,932 shares of its common stock at price ranging from $.073 to $.30 per share in private placement offerings resulting in net proceeds of $178,786.

In May 2008, the Company sold a total of 921,534 Units at a price of $.20 per Unit in private placement offerings resulting in net proceeds of $184,307.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

Also in May 2008, the Company sold 354,605 shares of its common stock at prices ranging from $0.21 to $0.23 per share in private placement offerings resulting in net proceeds of $182,303.

In June 2008, the Company sold a total of 200,000 Units at a price of $.20 per Unit in private placement offerings resulting in net proceeds of $40,000.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

Also in June 2008, the Company sold 254,536 shares of its common stock at prices ranging from $0.21 to $0.23 per share in private placement offerings resulting in net proceeds of $47,862.

On July 4, 2008, the Company sold 13,000 shares of its common stock at prices of $0.23 per share in private placement offerings resulting in net proceeds of $2,990.

In July 2008, the Company sold a total of 206,666 Units at prices ranging from $0.15 and $0.25 per Unit in private placement offerings resulting in net proceeds of $23,960.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

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

Item 6.                      Selected Financial Data.

The following selected statement of operations data contains statement of operations data and balance sheet data for the fiscal years ended June 30, 2008 and 2007. The statement of operations data and balance sheet data were derived from the audited financial statements. Such financial data should be read in conjunction with the financial statements and the notes to the financial statements starting on page F-1 and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Statements of Operation Data:

	Year ended June 30,
	2008	2007

Net revenues	$0	$0
Cost of sales	0	0

Gross profit	0	0
Operating expenses:
Research and development	85,167	142,566
General and administrative	1,293,946	895,016

Operating income (loss)	(1,379,113)	(1,037,582)
Other income	0	0
Interest income	0	131
Interest expenses	(17,943)	(12,738)

Income (loss) before income taxes	(1,397,056)	(1,050,189)
Income tax	0	0

Net income (loss)	(1,397,056)	(1,050,189)

Balance Sheet Data:

	As at June 30	As at June 30
	2008	2007
Cash and cash equivalents	$266,417	$5,534
Working capital	112,924	269,488
Total assets	334,362	86,374
Total liabilities	205,394	333,974)
Total shareholders’ equity (deficiency)	(112,288)	(488,856)

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the fiscal years ended June 30, 2008 and 2007 should be read in conjunction with the selected financial data, the financial statements and the notes to those statements that are included elsewhere in this registration statement. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this registration statement. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

General

Incorporated in 2002, SmartMetric and its founder and CEO, Colin Hendrick, have been engaged in research and development of a biometric security solution which would authenticate the identity of a person in a self-contained credit card-sized device. SmartMetric’s biometric card has been designed to use an on-board finger print sensor which is imbedded in the card along with an integrated circuit chip which will provide one gigabyte of memory capacity. SmartMetric has recently completed a prototype of its card but has not yet begun to manufacture the biometric cards utilizing its licensed technology. The prototype is expected to be completed by the end of November 2008 and is already being marketed in various specialty trade publications and press releases. To date, SmartMetric has had no sales revenues.

A prototype of our biometric card was completed in February 2005 and we have been adjusting and developing software for the card since that date.  The finished product will be the prototype or model for our biometric cards, which will be manufactured upon receipt of customer orders.   We are in the process of revising some of the engineering of the prototype so as to decrease the size of the circuitry contained in the card. We expect that the revised prototype will be completed in November 2008.

We expect to outsource manufacturing of our biometric cards once we have sales orders. We do not intend to purchase any plants or significant equipment.   Because SmartMetric does not own or rent a manufacturing facility, we will enter into a contract with a manufacturing facility to produce our biometric cards.  Although we have engaged in preliminary negotiations with two potential manufacturers, no contract has been signed.

We currently have four full time employees, including Colin Hendrick, our President and Chief Executive Officer. Once we have begun to generate sales, we intend to hire additional employees.

SmartMetric does not believe its business is seasonal in any way.

Results of Operations

 Comparison of the Year Ended June 30, 2008 and 2007

Revenue and Net Income (Loss)

For the fiscal year ended June 30, 2008, there were $0 sales revenues and a net loss of $1,397,056. For the year ended June 30, 2007, there were $0 sales revenues and a net loss of $1,050,189. This increased loss of $346,867 or 33% resulted primarily from an increase in general and administrative expenses and an issuance of shares in consideration for services.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2008 were $1,123,946, an increase of $398,930 or 55% compared to $725,016 for the comparable period in 2007. The increase was primarily attributable to a large number of shares being issued in consideration of services rendered.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2008 were $85,167, a decrease of $57,399 or 40% compared to $142,566 for the comparable period in 2007. The decrease was primarily attributable to the revised prototype being in its final stages, thus reducing the need for intensive research and development

Interest Expenses

There was $17,943 interest expense for the year ended June 30, 2008 compared to $12,738 for the comparable period in 2007, an increase of $5,205 or 41%.  The increase was primarily attributable to Internal Revenue Service interest payments.

Income Tax Expenses

Income tax for the year ended June 30, 2008 was $0, unchanged from June 30, 2007.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalents were $5,534  at the beginning of the year ended June 30, 2008 and increased to $266,417 by the end of such period, an increase of $260,883 or 4714%.  The increase was primarily attributable to a stepped-up pace of stock sales as the product grows closer to completion.

Net cash provided by operating activities

Net cash provided by operating activities was $0 for the year ended June 30, 2008, unchanged from June 30, 2007.

Net cash used in investing activities

Net cash used in investing activities was $0 for the year ended June 30, 2008, a decrease of $10,253 from $10,253 for the comparable period in 2007. The decrease was primarily attributable to no equipment purchases during the period.

Net cash used in financing activities

Net cash provided in financing activities was $1,300,224 for the year ended June 30, 2008, compared to $760,349 for the same period in 2007. The difference was primarily attributable to stepped-up stock sales as the product grows closer to completion.

Contractual Obligations and Off-Balance Sheet Arrangements.

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our financial position, results of operations, and cash flows.

The following table (in thousands) summarizes our contractual obligations as of June 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Totals		Less Than 1 Year		1 to 3 Years		Thereafter
Capital expenditures	$	[_0_]	$	[_0_]	$	[_0_]	0	—

Critical accounting policies and estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates (See Note 2 in the Notes to Financial Statements).

Intangible assets

SmartMetric did not purchase any intangible assets for the year ended June 30, 2008.

New Financial Accounting Pronouncements

There have been no new financial accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these investments. At October 13, 2008, we had approximately $19,000 in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Item 8.                      Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended June 30, 2008 and 2007, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A (T) – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

SmartMetric maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, SmartMetric’s chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  As such, the Company is in compliance with the SEC’s requirements as set forth in Item 308T of Regulation S-K.

Management’s Report on Internal Control over Financial Reporting

SmartMetric’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

SmartMetric’s management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  Based on its assessment, the Company’s management believes that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of SmartMetric’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information.

There have been no material events that have occurred during the fiscal year ending June 30, 2008 that were not previously disclosed.

PART III

Item 10.                       Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position with the Company
Colin Hendrick 9195 Collins Ave #302 Surfside, Fl. 33154	52	President, Chief Executive Officer and Chairman of the Board

Jay M. Needelman, CPA c/o Smartmetric, Inc. 1150 Kane Concourse, Suite 400 Bay Harbor Islands, FL 33154	40	Chief Financial Officer, Director

Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	57	Director

Peter Sleep* 3 Bernadette Court East Doncaster, Victoria Australia	51	Vice President of Asia-Pacific Sales and former Director

Joseph Katzman* 790 Montgomery Street Brooklyn, New York 11213	56	Former Director
*Peter Sleep and Joseph Katzman resigned as directors of Smartmetric as of April 2008 and May 2008, respectively.

Biography

COLIN HENDRICK has been President, Chief Executive Officer and Chairman of the Board of SmartMetric since the Company’s inception in 2002. He has served as President and CEO of Smart Micro Chip, Inc., an Australian corporation from 2000 to 2002. From 1999 to 2001, Mr. Hendrick was President and Chief Executive Officer of Smarticom Inc. and Fast Econ, Inc., Australian corporations. From 1994 to 1998, Mr. Hendrick served as executive officer of Applied Computing Science (Australia), an Australian company involved in e-commerce systems, research and development. Mr. Hendrick attended Dandenong College in Australia.

JAY M.  NEEDELMAN, CPA, has been the Chief Financial Officer for SmartMetric since July 2004.  Mr. Needelman has over 16 years of experience in public accounting.  A 1991 graduate of Florida State University in Tallahassee, Fl, Mr. Needelman began his career in public accounting in Miami, Fl, in 1991.  After working for two different firms, Mr. Needelman founded his own firm in late 1992.

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

PETER SLEEP was Secretary and a director of SmartMetric in January 2003. In April 2006, he was appointed Vice President of Sales - Asia Pacific. In April 2008, Mr. Sleep resigned from his position as director of Smartmetric. From November 1996 to January 2003, Mr. Sleep was Vice President of Smart MicroChip, Inc., an Australian corporation. Mr. Sleep attended Brunswick Technology School and Footscray College, both located in Australia.

JOSEPH KATZMAN served as a director of SmartMetric from January 2003 to May 2008. Since 1993, he has been host and executive producer of A Cable To Jewish Life, a television talk show. From 1991 to 2000, he was the New York office administrator of congregation Yeshiva Tomchei Tmimim Lubavitch. Mr. Katzman is a graduate of KfarChabad and the Rabinical College of Canada.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2008, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.                       Executive Compensation.

The following is a summary of the compensation we paid to our Chief Executive Officer, Chief Financial Officer, and Vice President for Asia Pacific Sales for the two years ended June 30, 2008 and 2007.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Colin Hendrick (President, Chief Executive Officer, Chairman of the Board) (1)	2008	170,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	170,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jay Needelman (Chief Financial Officer) (2)	2008	-0-	-0-	-0-	-0-	-0-	-0-	7,380	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Peter Sleep (Vice President, Asia Pacific Sales and former Director) (3)	2008	-0-	-0-	-0-	-0-	-0-	-0-	131,000	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	92,000	-0-

(1)	Colin Hendrick has been President, CEO and director of the Company since inception. Mr. Hendrick receives an annual salary of $170,000.
(2)	Jay Needleman has been serving as CFO and director of the Company since July 2004.
(3)
Peter Sleep was appointed Secretary and director of the Company in January 2003.  In April 2008, Mr. Sleep resigned as director.  He remains Vice President of Sales – Asia Pacific, a position that he has held since April 2006.

Employment Agreements

We have no employment agreements with any of our executive officers, except for an employment agreement entered into between the Company and Mr. Hendrick effective July 1, 2004, which expired June 30, 2006. However, Mr. Hendrick continues to serve as President and is paid on the basis of $170,000 annual salary.

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

We will also consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Compensation of Directors

As of the date of this registration statement, our directors have received no compensation for their service on the board of directors, except Peter Sleep, our former Director who also serves as Vice President of Asia-Pacific Sales.   A compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director.  Please note that Mr. Sleep’s compensation was paid to him as a Director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of October 7, 2008.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Director/Officer	Number of Shares of Common Stock (1)		Percentage of Class (1)
Owner of More than 5% of Class
Applied Cryptography, Inc. 9195 Collins Avenue Surfside, Fl, 33154		49,127,778	(2)		68.9%

Directors and Executive Officers

Colin Hendrick 1150 Kane Concourse, Suite 400, Bay Harbor Islands, FL	Chief Executive Officer, Chairman of the Board of Directors	49,127,778	(2)		68.9%

Jay Needelman, CPA 1150 Kane Concourse, Suite 400, Bay Harbor Islands, FL	Chief Financial Officer, Director	0			*%

Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	Director	40,000			*%

Peter Sleep 3 Bernadette Court East Doncaster, Victoria Australia	Vice President, Asia Pacific Sales and Former Director	1,060,000	(3)		1.5%

Joseph Katzman 790 Montgomery Street Brooklyn, New York 11213	Former Director	0	(4)		*%

All directors and officers as a group (5 persons)		50,227,778			70.5%

 (1)           In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on October 7, 2008, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on October 7, 2008 (71,254,259), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of any preferred stock and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)            Applied Cryptography, Inc., a Nevada corporation, is owned and controlled by Mr. Hendrick, our Chairman and Chief Executive Officer.

(3)           Includes 300,000 shares owned by Carolyn Dianne Sleep (Mr. Sleep’s wife) and 500,000 shares owned by TrinityTrust. Mr. Sleep is trustee of the Trinity Trust.  Mr. Sleep serves as Vice President for Asia-Pacific Sales and served as director of SmartMetric from January 2003 to April 2008.

(4)            Mr. Katzman served as director of SmartMetric from January 2003 to May 2008.

* Under 1 percent of the issued and outstanding shares as of October 7, 2008.

Item 13.                       Certain Relationships and Related Transactions, and Director Independence.

There have been no significant related party transactions meeting the requirements for disclosure for the fiscal year ended June 30, 2008.

Procedures for Approval of Related Party Transactions

Our board of directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company currently does not have a director that qualifies as an “independent” director as that term is defined under the National Association of Securities Dealers Automated Quotation system.  Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Item 14.                       Principal Accounting Fees and Services

The approximate annual accounting fees of SmartMetric, paid to Mr. Jay Needelman, CPA, are $7,500.  The company does not anticipate any material change in this amount going forward.

Audit Fee

The aggregate fees incurred by the Company’s independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the year ended June 30, 2008, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during this fiscal year were approximately $26,500.

Audit-Related Fees

The Company incurred approximately $0 in fees from its independent registered public accounting firms for audit-related services during the year ended June 30, 2008.

Tax Fees

The Company incurred approximately $0 in fees from its independent registered public accounting firms for tax compliance and tax consulting services for the year ended June 30, 2008.

All Other Fees

The Company incurred approximately $0 in fees from its independent registered public accounting firms for services rendered to the Company other than services covered in the above referenced categories for the fiscal year ended June 30, 2008.

Item 15.                       Exhibits, Financial Statements Schedules

3.1	Certificate of Incorporation of SmartMetric, Inc. (1)

3.2	By-laws of SmartMetric, Inc. (1)

4.1	Specimen Certificate of Common Stock. (1)

10.1	License Agreement between SmartMetric and Applied Cryptography, Inc. (3)

10.2	Employment Agreement - Colin Hendrick (2)

10.3	Agreement between SmartMetric and ISI (1)

10.4	Employment Agreement Extension (4)

10.5	Subscription Agreement (4)

10.6	Lease Agreement for Florida Office. (3)

14.1	Code of Ethics (1)

21.1	Subsidiaries of SmartMetric (2)

31.1	Certification of SmartMetric’s Chief Executive Office pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

31.2	Certification of SmartMetric’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

32.1
Certification of SmartMetric’s Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C.1350)

____________________
(1)	Filed with original registration statement on September 3, 2004.
(2)	Filed with Amendment No. 1 on February 3, 2005.

(3)	Filed with Amendment No. 3 May 23, 2005.
(4)	Filed with Amendment No. 5 June 27, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bay Harbor Islands, FL, on the 14th day of October, 2008.

SMARTMETRIC, INC.

By:	/s/ Colin Hendrick
Colin Hendrick
President, Chief Executive Officer and Chairman (principal executive officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

/s/ Colin Hendrick	October 14, 2008
Colin Hendrick
President, Chief Executive Officer and Chairman

/s/ Jay Needelman	October 14, 2008
Jay Needelman, CPA
Chief Financial Officer and Director
(principal fianancial and accounting officer)

/s/ Elizabeth Ryba	October 14, 2008
Elizabeth Ryba
Director

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SmartMetric, Inc.

I have audited the accompanying consolidated balance sheets of SmartMetric, Inc. and subsidiary (the “Company”), a development stage company, as of June 30, 2008 and  2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and for the period December 18, 2002 (inception) to June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SmartMetric, Inc. and subsidiary, a development stage company, as of June 30, 2008 and 2007, and the results of their operations and cash flows for the years then ended and for the period December 18, 2002 (inception) to June 30, 2008 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
October 10, 2008

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,
	2008	2007
Assets
Current assets:
Cash	$266,417	$5,534
Prepaid expenses	51,901	58,952

Total current assets	318,318	64,486

Equipment, less accumulated depreciation of
$9,315 and $5,031, respectively	6,669	10,953

Other assets:
Patent costs, less accumulated amortization
of $5,625 and $4,125, respectively	9,375	10,875
Organization costs - net	-	60

Total assets	$334,362	$86,374

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$67,886	$141,905
Payroll taxes, withholdings, and accrued
interest and penalties	137,508	192,069

Total current liabilities	205,394	333,974

Other liabilities	-	-

Total liabilities	205,394	333,974

Common stock subject to possible rescission (160,837 shares)	241,256	241,256

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value; 50,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, issued and outstanding 69,913,395 and
60,956,761 shares, respectively	69,913	60,957
Additional paid-in capital	3,784,482	2,019,814
Deficit accumulated during the development stage	(3,966,683)	(2,569,627)

Total stockholders' equity (deficiency)	(112,288)	(488,856)

Total liabilities and stockholders' equity	$334,362	$86,374

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

			During the
			Development
			Stage
	Year Ended	Year Ended	(December 18, 2002
	June 30,	June 30,	to June 30,
	2008	2007	2008)

Revenues	$-	$-	$-

Expenses:
Officer's salary	170,000	170,000	595,000
Other general and administrative	1,123,946	725,016	2,776,096
Research and development	85,167	142,566	563,163

Total expenses	1,379,113	1,037,582	3,934,259

Loss from operations	#########	#########	(3,934,259)

Interest income	-	131	657
Interest expense	(17,943)	(12,738)	(33,081)

Net loss	$ #########	$ #########	$(3,966,683)

Net loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common
shares outstanding, basic and diluted	#########	#########

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

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Class A Common Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)

Sale of Units in
private placements	-	-	5,239,816	5,239	1,162,187	-	1,167,426

Sale of shares in
private placements	-	-	1,389,818	1,390	131,408	-	132,798

Shares issued for services	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for year
ended June 30, 2008	-	-	-	-	-	(1,397,056)	(1,397,056)

Balances, June 30, 2008	-	$-	69,913,395	$69,913	$3,784,482	$(3,966,683)	$(112,288)

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Cumulative
			During the
			Development
			Stage
	Year Ended	Year Ended	(December 18, 2002
	June 30,	June 30,	to June 30,
	2008	2007	2008)

Cash flows from operating activities:
Net loss	$(1,397,056)	$(1,050,189)	$(3,966,683)
Interest accrued on convertible notes payable	-	-	2,400
Shares issued for services	473,400	-	493,400
Depreciation of equipment	4,284	4,402	9,315
Amortization of patent costs	1,500	1,500	5,625
Changes in operating assets and liabilities:
Prepaid expenses	7,051	(26,503)	(51,901)
Organization costs	60	120	-
Accounts payable and accrued expenses	(74,019)	101,423	67,886
Payroll taxes, withholdings, and accrued
interest and penalties	(54,561)	161,442	137,508

Net cash used for operating activities	(1,039,341)	(807,805)	(3,302,450)

Cash flows from investing activities:
Equipment purchased	-	(10,253)	(15,984)
Patent costs incurred	-	-	(15,000)

Net cash used for investing activities	-	(10,253)	(30,984)

Cash flows from financing activities:
Proceeds from notes payable	-	-	60,000
Loans from related party	-	-	54,427
Repayment of loans from related party	-	-	(54,427)
Stock subscriptions collected from private placements, net	1,300,224	760,349	2,562,850
Sale of common stock in public offering	-	-	1,115,472
Public offering costs incurred	-	-	(138,471)

Net cash provided by financing activities	1,300,224	760,349	3,599,851

Net increase (decrease) in cash	260,883	(57,709)	266,417

Cash, beginning of period	5,534	63,243	-

Cash, end of period	$266,417	$5,534	$266,417

Supplemental disclosures of cash flow information:
Interest paid	$15,436	$12,738	$28,174

Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2008 and 2007 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2008

NOTE 1 – ORGANIZATION

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – The consolidated financial statements include the accounts of SmartMetric and its inactive wholly owned subsidiary SmartMetric Australia Pty. Ltd. (collectively, the “Company”).  The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”.  Since inception, the Company’s activities have been limited to organizational efforts, obtaining initial financing, and product development.

The consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, at June 30, 2008 and 2007, the Company had a stockholders’ deficiency of $112,288 and $488,856, respectively.  For the years ended June 30, 2008 and 2007, the Company incurred net losses of $1,397,056 and $1,050,189, respectively.  These factors create uncertainty as to the Company’s ability to continue as a going concern.  As discussed in Note 6 to the consolidated financial statements, the Company is raising capital through private placements of its common stock to commence planned operations and achieve profitability. However, there is no assurance that the Company will be successful in raising sufficient capital to accomplish these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments – The Company’s financial instruments consist of cash, accounts payable and accrued expenses, and payroll taxes, withholdings, and accrued interest and penalties, which approximate fair value because of their short maturity.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2008 and 2007 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2008

Equipment – Equipment is stated at cost and depreciated using the straight line method over the respective assets’ useful life.

Patent costs – Patent costs are amortized over the respective patent’s expected useful economic life (ten years) using the straight line method.

Income taxes – Income taxes are accounted for under the assets and liability method.  Current income taxes are provided in accordance with the laws of the respective taxing authorities.  Deferred income taxes are provided for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.   Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

Net loss per common share – Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants, and other convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

Reclassifications – Certain prior year balances have been reclassified to conform to current year presentation.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2008 and 2007 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2008

NOTE 3 – PATENT COSTS

Patent costs consist of:

	June 30,
	2008	2007

Legal fees paid in connection with patent applications
for products covered under the Company's
license agreement with ACI (see note 8)	$15,000	$15,000

Less accumulated amortization	(5,625)	(4,125)

Net	$9,375	$10,875

Amortization expense relating to the patent costs for the years ended June 30, 2008 and 2007 was $1,500 and $1,500, respectively.  Expected amortization expense for each of the Company’s five succeeding fiscal years ending June 30, 2009, 2010, 2011, 2012, and 2013 is $1,500, $1,500, $1,500, $1,500, and $1,500, respectively.

NOTE 4 – PAYROLL TAXES, WITHHOLDINGS, AND ACCRUED INTEREST AND PENALTIES

As of June 30, 2008, the Company had not filed payroll tax returns for the quarterly periods ended September 30, 2007, December 31, 2007, March 31, 2008, and June 30, 2008 and had not paid any of the related withholdings or employer taxes.  The liability consists of:

	June 30,
	2008	2007

Social security and Federal income tax withheld	$88,609	$117,143
Social security taxes	17,314	26,764
Accrued interest	3,033	5,540
Accrued penalties	28,552	42,622

Total	$137,508	$192,069

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2008 and 2007 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2008

In August 2008, the Company filed the March 31, 2008 and June 30, 2008 payroll tax returns and paid $57,000 of the $137,508 June 30, 2008 liability.

NOTE 5 – COMMON STOCK SUBJECT TO POSSIBLE RESCISSION

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

Since the private placements referred to in the two preceding paragraphs occurred after the Company’s filing of its Registration Statement on Form SB-2 on September 3, 2004 and before its effectiveness on August 12, 2005, the related investors may have had rescission rights under the federal securities laws.  Accordingly, the Company classified the $241,256 gross proceeds from these private placements as temporary equity separate and apart from stockholders’ equity and classified the $95,877 related costs as a deduction from stockholders’ equity.

The Company believes that the statute of limitations for claiming rescission ran on August 12, 2008 (three years from the date the shares were offered to the public).  To date, none of the investors has made a claim for rescission.  Accordingly, the Company will reclassify the $241,256 gross proceeds as stockholders’ equity in the three months ended September 30, 2008.

NOTE 6 – STOCKHOLDERS’ EQUITY

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
For the Years Ended June 30, 2008 and 2007 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2008

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

In the three months ended September 30, 2007, the Company sold a total of 903,813 Units at prices ranging from $.30 to $.34 per Unit in private placements resulting in net proceeds of $297,633.  In the three months ended December 31, 2007, the Company sold a total of 332,500 Units at prices ranging from $.20 to $.25 per Unit in private placements resulting in net proceeds of $64,284.  In the three months ended March 31, 2008, the Company sold a total of 1,042,300 Units at a price of $.20 per Unit in private placements resulting in net proceeds of $207,967. In the three months ended June 30, 2008, the Company sold a total of 2,961,203 Units at prices ranging from $0.20 to $0.25 per Unit in private placements resulting in net proceeds of $597,542.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

On March 25, 2008, the Company sold 200,000 shares of its common stock at a price of $.10 per share resulting in net proceeds of $20,000.  In the three months ended June 30, 2008, the Company sold 1,189,818 shares of its common stock at prices ranging from $0.07 to $0.13 per share resulting in net proceeds of $112,798.

In the three months ended September 30, 2007, the Company authorized the issuance of a total of 80,000 shares (valued at $24,000) to two non-officer directors of the Company for services rendered.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2008 and 2007 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2008

On January 14, 2008, the Company issued a total of 2,107,000 shares of its common stock (valued at $421,400) to its attorney and two consultants for services rendered.

On February 26, 2008, the Company issued 140,000 shares of its common stock (valued at $28,000) to its attorney for services rendered.

A summary of warrant activity follows:

	Year Ended June 30,
	2008	2007

Outstanding at beginning of year	1,291,780	192,464
Issued	5,239,816	1,291,780
Exercised	-	-
Expired	(1,291,780)	(192,464)

Outstanding at end of year	5,239,816	1,291,780

The 5,239,816 warrants outstanding at June 30, 2008 are exercisable into a total of 5,239,816 shares of common stock at $1.00 per share and expire at various dates from July 2008 to June  2009.

NOTE 7 – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

Deferred tax assets consist of:

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2008 and 2007 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2008

	June 30,
	2008	2007

Net operating loss carryforwards	$1,388,339	$873,673
Less valuation allowance	(1,388,339)	(873,673)

Net	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $1,388,339 attributable to the future utilization of $3,966,683 of net operating loss carryforwards as of June 30, 2008 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2008.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The net operating loss carryforwards expire $60 in 2023, $35,978 in 2024, $258,355 in 2025, $1,225,045 in 2026, $1,050,189 in 2027, and $1,397,056 in 2028.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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
For the Years Ended June 30, 2008 and 2007 and
For the Period December 18, 2002
(Date of Inception) to June 30, 2008

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

Lease agreement – SmartMetric leases office space in Bay Harbor Islands, Florida under a month to month agreement at a monthly rental of $3,650 per month.  Rent expense for the years ended June 30, 2008 and 2007 was $54,872 and $34,776, respectively.