Form 10-Q
period 2008-09-30
SmartMetric, Inc.
filed 2008-11-19
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

(305) 495-7190
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√]  No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes / /         No [√]

As of November 18, 2008, there were 71,254,259 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.                                 FINANCIAL STATEMENTS

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Index to Financial Statements

Page
Consolidated Balance Sheets as of September 30, 2008
(Unaudited) and June 30, 2008	F-2

Consolidated Statements of Operations for the three months
ended September 30, 2008 and 2007 and for the period
December 18, 2002 (inception) to September 30, 2008
(Unaudited)	F-3

Consolidated Statements of Changes in Stockholders’ Equity
for the period December 18, 2002 (inception)
to September 30, 2008 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the three months
ended September 30, 2008 and 2007 and for the period
December 18, 2002 (inception) to September 30, 2008
(Unaudited)	F-7

Notes to Consolidated Financial Statements	F-8

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	June 30,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash	$336	$266,417
Prepaid expenses	48,698	51,901

Total current assets	49,034	318,318

Equipment, less accumulated depreciation of
$10,386 and $9,315, respectively	5,598	6,669

Other assets:
Patent costs, less accumulated amortization
of $6,000 and $5,625, respectively	9,000	9,375

Total assets	$63,632	$334,362

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$155,319	$67,886
Payroll taxes, withholdings, and accrued
interest and penalties	111,730	137,508

Total current liabilities	267,049	205,394

Other liabilities	-	-

Total liabilities	267,049	205,394

Common stock subject to possible rescission
(160,837 shares at June 30, 2008)	-	241,256

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value; 50,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, issued and outstanding 70,157,232 and
69,913,395 shares, respectively	70,157	69,913
Additional paid-in capital	4,052,444	3,784,482
Deficit accumulated during the development stage	(4,326,018)	(3,966,683)

Total stockholders' equity (deficiency)	(203,417)	(112,288)

Total liabilities and stockholders' equity	$63,632	$334,362

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Three Months Ended		(December 18, 2002
	September 30,		to September 30,
	2008	2007	2008)

Revenues	$-	$-	$-

Operating expenses:
Officer's salary	42,500	42,500	637,500
Other general and administrative	133,649	205,706	2,909,745
Research and development	181,392	16,648	744,555

Total operating expenses	357,541	264,854	4,291,800

Loss from operations	(357,541)	(264,854)	(4,291,800)

Interest income	-	-	657
Interest expense	(1,794)	(1,902)	(34,875)

Net loss	$(359,335)	$(266,756)	$(4,326,018)

Net loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of common
shares outstanding, basic and diluted	70,035,314	61,448,668

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

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Class A Common Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)

Sale of Units in
private placements	-	-	5,239,816	5,239	1,162,187	-	1,167,426

Sale of shares in
private placements	-	-	1,389,818	1,390	131,408	-	132,798

Shares issued for services	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for year
ended June 30, 2008	-	-	-	-	-	(1,397,056)	(1,397,056)

Balances, June 30, 2008	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Unaudited:
Sale of Units in
private placements	-	-	83,000	83	26,867	-	26,950

Lapse of rescission rights
for common stock
subject to possible
rescission	-	-	160,837	161	241,095	-	241,256

Net loss for three
months ended
September 30, 2008	-	-	-	-	-	(359,335)	(359,335)

Balances, September 30,
2008	-	$-	70,157,232	$70,157	$4,052,444	$(4,326,018)	$(203,417)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
 Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Three Months Ended		(December 18, 2002
	September 30,		to September 30,
	2008	2007	2008)

Cash flows from operating activities:
Net loss	$(359,335)	$(266,756)	$(4,326,018)
Interest accrued on convertible notes payable	-	-	2,400
Shares issued for services	-	24,000	493,400
Depreciation of equipment	1,071	1,071	10,386
Amortization of patent costs	375	375	6,000
Changes in operating assets and liabilities:
Prepaid expenses	3,203	56,348	(48,698)
Organization costs	-	30	-
Accounts payable and accrued expenses	87,433	(45,011)	155,319
Payroll taxes, withholdings, and accrued
interest and penalties	(25,778)	(71,874)	111,730

Net cash used for operating activities	(293,031)	(301,817)	(3,595,481)

Cash flows from investing activities:
Equipment purchased	-	-	(15,984)
Patent costs incurred	-	-	(15,000)

Net cash used for investing activities	-	-	(30,984)

Cash flows from financing activities:
Proceeds from notes payable	-	-	60,000
Loans from related party	-	-	54,427
Repayment of loans from related party	-	-	(54,427)
Stock subscriptions collected from private placements, net	26,950	297,633	2,589,800
Sale of common stock in public offering	-	-	1,115,472
Public offering costs incurred	-	-	(138,471)

Net cash provided by financing activities	26,950	297,633	3,626,801

Net increase (decrease) in cash	(266,081)	(4,184)	336

Cash, beginning of period	266,417	5,534	-

Cash, end of period	$336	$1,350	$336

Supplemental disclosures of cash flow information:
Interest paid	$1,050	$2,096	$34,131

Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2008 and 2007
and For the Period December 18, 2002 (Date of Inception)
to September 30, 2008
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2008 and for the three months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the three month periods ended September 30, 2008 and 2007.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended September 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2009.  The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2008 as included in our report on Form 10-KSB.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

In the three months ended September 30, 2008, the Company sold a total of 83,000 Units at prices ranging from $0.25 to $0.33 per Unit in private placements resulting in net proceeds of $26,950.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months Ended September 30, 2008 and 2007
and For the Period December 18, 2002 (Date of Inception)
to September 30, 2008
(Unaudited)

A summary of warrant activity follows:

	Three Months
	Ended	Year Ended
	September 30, 2008	June 30, 2008

Outstanding at beginning of period	5,239,816	1,291,780
Issued	26,950	5,239,816
Exercised	-	-
Expired	(903,813)	(1,291,780)

Outstanding at end of period	4,362,953	5,239,816

The 4,362,953 warrants outstanding at September 30, 2008 are exercisable into a total of 4,362,953 shares of common stock at $1.00 per share and expire at various dates from October 2008 to July 2009.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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
For the Three Months Ended September 30, 2008 and 2007
and For the Period December 18, 2002 (Date of Inception)
to September 30, 2008
(Unaudited)

Lease agreements – SmartMetric leases office space in Bay Harbor Islands, Florida under a month to month agreement at a monthly rental of $3,650.  Rent expense for the three months ended September 30, 2008 and 2007 were $22,245 and $10,680, respectively.

Item 2. MANAGEMENT ’ S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report (“Report”), references to “Smartmetric,” “SMME,” “the Company,” “we,” “us,” and “our” refer to Smartmetric, Inc.

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

· the effect of political, economic, and market conditions and geopolitical events;

· legislative and regulatory changes that affect our business;

· the availability of funds and working capital;

· the actions and initiatives of current and potential competitors;

· investor sentiment; and

· our reputation.

We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report.

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

A prototype of our biometric card was completed in February 2005 and we have been adjusting and developing software for the card since that date. The finished product will be the prototype or model for our biometric cards, which will be manufactured upon receipt of customer orders. We are in the process of revising some of the engineering of the prototype so as to decrease the size of the circuitry contained in the card. We expect that the revised prototype will be completed in January 2009.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2008 and 2007

Revenue and Net Income (Loss)

For the three months ended September 30, 2008, there was $0 sales revenue and a net loss of $359,334. For the three months ended September 30, 2007, there was $0 sales revenue and a net loss of $266,756. This increased loss of $92,578 or 35% resulted primarily from increased Research and Development expenses as the prototype nears completion.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2008 were $135,064, an decrease of $70,642 or 34% compared to $205,706 for the comparable period in 2007. The increase was primarily attributable to lower marketing and consulting costs.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2008 were $181,392, an increase of $164,744 or 989% compared to $16,648 for the comparable period in 2007. The increase was primarily attributable to the prototype nearing completion.

Interest Expenses

There was $1,794 in interest expense for the three months ended September 30, 2008 compared to $1,902 for the comparable period in 2007, an increase of $108 or 6%. The increase was primarily attributable to payroll tax.

Income Tax Expenses

Income tax for the three months ended September 30, 2008 was $0, unchanged from September 30, 2007.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalents were $266,417 at the beginning of three months ended September 30, 2008 and decreased to $436 by the end of such period, an decrease of $265,981or 611%. The decrease was primarily attributable to increased Research and Development costs.

Net cash provided by operating activities

Net cash provided by operating activities was $0 for the three months ended September 30, 2008, unchanged from September 30, 2007.

Net cash used in investing activities

Net cash used in investing activities was $0 for three months ended September 30, 2008, unchanged from September 30, 2007.

Net cash used in financing activities

Net cash provided in financing activities was $26,950 for the three months ended September 30, 2008, a decrease of $295,083, or 1195%, from the comparable period in 2007.

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

The following table (in thousands) summarizes our contractual obligations as of September 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter
Capital expenditures	$0	$0	$0	0	—

Critical accounting policies and estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Intangible assets

SmartMetric did not purchase any intangible assets for the three months ended September 30, 2008

New Financial Accounting Pronouncements

There have been no new financial accounting pronouncements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

Item 4T.	CONTROLS AND PROCEDURES

 Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Colin Hendrick, the Company’s Chief Executive Officer (“CEO”), and Jay Needelman, the Company’s Chief Financial Officer (“SFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2008. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the three months ended September 30, 2008.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1                       LEGAL PROCEEDINGS

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

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.                      OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended September 30, 2008 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: November 19, 2008	By:	/s/ Colin Hendrick
Colin Hendrick, President

Dated: November 19, 2008	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer