Form 10-Q/A
period 2008-09-30
SmartMetric, Inc.
filed 2008-11-21
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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
to September 30, 2008
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2008 and for the three months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to this  Form 10-Q /A .  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the three month periods ended September 30, 2008 and 2007.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended September 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2009.  The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2008 and 2007

Revenue and Net Income (Loss)

For the three months ended September 30, 2008, there was $0 sales revenue and a net loss of $ 359,335 . For the three months ended September 30, 2007, there was $0 sales revenue and a net loss of $266,756. This increased loss of $92,57 9 or 35% resulted primarily from increased Research and Development expenses related to the prototype .

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2008 were $ 133,649 , a decrease of $ 72,057 or 35 % compared to $205,706 for the comparable period in 2007. The decrease was primarily attributable to lower marketing and consulting costs.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2008 were $181,392, an increase of $164,744 or 989% compared to $16,648 for the comparable period in 2007. The increase was primarily attributable to the prototype nearing completion.

Interest Expenses

Interest expense for the three months ended September 30, 2008 was $1,794 compared to $1,902 for the comparable period in 2007, a decrease of $108 or 6%. The decrease was primarily attributable to payroll tax.

Income Tax Expenses

Income tax for the three months ended September 30, 2008 was $0, unchanged from September 30, 2007.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalents were $266,417 at the beginning of three months ended September 30, 2008 and decreased to $ 3 36 by the end of such period, a decrease of $ 266,081 or over 99%. The decrease was primarily attributable to increased Research and Development costs.

Net cash provided by operating activities

Net cash  used in  operating activities was $ 293,031 for the three months ended September 30, 2008, a decrease of $8,786 or 3% from the comparable period in 2007.

Net cash used in investing activities

Net cash used in investing activities was $0 for three months ended September 30, 2008, unchanged from September 30, 2007.

Net cash  provided by  financing activities

Net cash provided by financing activities was $26,950 for the three months ended September 30, 2008, a decrease of $270,683 or 91%, from the comparable period in 2007.

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

SmartMetric did not purchase any intangible assets for the three months ended September 30, 2008.

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

PART II.  OTHER INFORMATION

Item 1                       LEGAL PROCEEDINGS

None.

Item 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2008, the Company sold a total of 83,000 Units at prices ranging from $0.25 to $0.33 per Unit in private placement offerings resulting in net proceeds of $26,950. Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

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

The following exhibits are attached to this Form 10-Q/A and made a part hereof.

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

SMARTMETRIC, INC.

Dated: November 21 , 2008	By:	/s/ Colin Hendrick
Colin Hendrick, President

Dated: November 21 , 2008	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer