Form 10-Q
period 2008-12-31
SmartMetric, Inc.
filed 2009-02-17
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2008

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
Yes / /         No [√]

As of February 12, 2009, there were 72,467,373 shares issued and outstanding of the registrant’s common stock.

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Index to Financial Statements

Page

Consolidated Balance Sheets as of December 31, 2008 (Unaudited) and June 30, 2008	F-2

Consolidated Statements of Operations for the three and six months ended December 31, 2008 and 2007 and for the period December 18, 2002 (inception) to December 31, 2008
(Unaudited)	F-3

Consolidated Statements of Changes in Stockholders’ Equity for the period December 18, 2002 (inception) to December 31, 2008 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the six months ended December 31, 2008 and 2007 and for the period December 18, 2002 (inception) to December 31, 2008 (Unaudited)	F-7

Notes to Consolidated Financial Statements	F-8

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	June 30,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash	$8,486	$266,417
Prepaid expenses	58,914	51,901

Total current assets	67,400	318,318

Equipment, less accumulated depreciation of
$11,457 and $9,315, respectively	4,527	6,669

Other assets:
Patent costs, less accumulated amortization
of $6,375 and $5,625, respectively	8,625	9,375

Total assets	$80,552	$334,362

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$123,794	$67,886
Payroll taxes, withholdings, and accrued
interest and penalties	147,267	137,508

Total current liabilities	271,061	205,394

Other liabilities	-	-

Total liabilities	271,061	205,394

Common stock subject to possible rescission
(160,837 shares at June 30, 2008)	-	241,256

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value; 50,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, issued and outstanding 72,467,373 and
69,913,395 shares, respectively	72,467	69,913
Additional paid-in capital	4,271,417	3,784,482
Deficit accumulated during the development stage	(4,534,393)	(3,966,683)

Total stockholders' equity (deficiency)	(190,509)	(112,288)

Total liabilities and stockholders' equity	$80,552	$334,362

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
					Stage
	Three Months Ended		Six Months Ended		(December 18, 2002
	December 31,		December 31,		to December 31,
	2008	2007	2008	2007	2008)

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Officer's salary	42,500	42,500	85,000	85,000	680,000
Other general and
administrative	162,284	107,441	295,933	313,147	3,072,029
Research and development	2,087	15,115	183,479	31,763	746,642

Total operating expenses	206,871	165,056	564,412	429,910	4,498,671

Loss from operations	(206,871)	(165,056)	(564,412)	(429,910)	(4,498,671)

Interest income	-	-	-	-	657
Interest expense	(1,504)	(5,069)	(3,298)	(6,971)	(36,379)

Net loss	$(208,375)	$(170,125)	$(567,710)	$(436,881)	$(4,534,393)

Net loss per share,
basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number
of common shares
outstanding,
basic and diluted	71,312,303	62,106,824	70,673,809	61,777,746

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

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Class A Common Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)

Sale of Units in
private placements	-	-	5,239,816	5,239	1,162,187	-	1,167,426

Sale of shares in
private placements	-	-	1,389,818	1,390	131,408	-	132,798

Shares issued for services	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for year
ended June 30, 2008	-	-	-	-	-	(1,397,056)	(1,397,056)

Balances, June 30, 2008	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Unaudited:
Sale of Units in
private placements	-	-	1,785,000	1,785	195,365	-	197,150

Sale of shares in
private placements	-	-	608,141	608	50,475	-	51,083

Lapse of rescission rights
for common stock
subject to possible
rescission	-	-	160,837	161	241,095	-	241,256

Net loss for six
months ended
December 31, 2008	-	-	-	-	-	(567,710)	(567,710)

Balances, December 31,
2008	-	$-	72,467,373	$72,467	$4,271,417	$(4,534,393)	$(190,509)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development
			Stage
	Six Months Ended		(December 18, 2002
	December 31,		to December 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(567,710)	$(436,881)	$(4,534,393)
Interest accrued on convertible notes payable	-	-	2,400
Shares issued for services	-	24,000	493,400
Depreciation of equipment	2,142	2,142	11,457
Amortization of patent costs	750	750	6,375
Changes in operating assets and liabilities:
Prepaid expenses	(7,013)	56,348	(58,914)
Organization costs	-	60	-
Accounts payable and accrued expenses	55,908	33,637	123,794
Payroll taxes, withholdings, and accrued
interest and penalties	9,759	(42,388)	147,267

Net cash used for operating activities	(506,164)	(362,332)	(3,808,614)

Cash flows from investing activities:
Equipment purchased	-	-	(15,984)
Patent costs incurred	-	-	(15,000)

Net cash used for investing activities	-	-	(30,984)

Cash flows from financing activities:
Proceeds from notes payable	-	-	60,000
Loans from related party	-	-	54,427
Repayment of loans from related party	-	-	(54,427)
Stock subscriptions collected from private placements, net	248,233	361,917	2,811,083
Sale of common stock in public offering	-	-	1,115,472
Public offering costs incurred	-	-	(138,471)

Net cash provided by financing activities	248,233	361,917	3,848,084

Net increase (decrease) in cash	(257,931)	(415)	8,486

Cash, beginning of period	266,417	5,534	-

Cash, end of period	$8,486	$5,119	$8,486

Supplemental disclosures of cash flow information:
Interest paid	$1,050	$5,833	$34,131

Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Six Months Ended December 31, 2008 and 2007
and For the Period December 18, 2002 (Date of Inception)
to December 31, 2008
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2008 and for the three and six months ended December 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2008 and the results of operations and cash flows for the periods ended December 31, 2008 and 2007.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six month period ended December 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2009.  The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

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

In the three months ended December 31, 2008, the Company sold a total of 1,720,000 Units at a price of $0.10 per Unit in private placements resulting in net proceeds of $170,200.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three  and Six Months Ended December 31, 2008 and 2007
and For the Period December 18, 2002 (Date of Inception)
to December 31, 2008
(Unaudited)

In the month of November 2008, the Company sold a total of 608,141 shares of common stock at a price of $0.084 per share in private placements resulting in net proceeds of $51,083.

A summary of warrant activity follows:

	Six Months Ended	Year Ended
	December 31, 2008	June 30, 2008

Outstanding at beginning of period	5,239,816	1,291,780
Issued	1,785,000	5,239,816
Exercised		-
Expired	(1,236,313)	(1,291,780)
Outstanding at end of period	5,788,503	5,239,816

The 5,788,503 warrants outstanding at December 31, 2008 are exercisable into a total of 5,788,503 shares of common stock at $1.00 per share and expire at various dates from January 2009 to December 2009.

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
For the Three and Six Months Ended December 31, 2008 and 2007
and For the Period December 18, 2002 (Date of Inception)
to December 31, 2008
(Unaudited)

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

Lease agreements – SmartMetric leases office space in Bay Harbor Islands, Florida under two agreements providing for total monthly rentals of approximately $4,650.  One agreement is month to month and provides for a monthly rental of $3,650; the other agreement has a term ending May 31, 2009 at a monthly rental of $1,000.  Rent expense for the six months ended December 31, 2008 and 2007 were $47,480 and $18,760, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

A prototype of our biometric card was completed in February 2005 and we have been adjusting and developing software for the card since that date. The finished product will be the prototype or model for our biometric cards, which will be manufactured upon receipt of customer orders. We are in the process of revising some of the engineering of the prototype so as to decrease the size of the circuitry contained in the card. We expect that the revised prototype will be completed in 2009 and the product is already being marketed in various specialty trade publications and press releases. To date, SmartMetric has had no sales revenues.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2008 and 2007

Revenue and Net Income (Loss)

For the three months ended December 31, 2008, there was $0 sales revenue and a net loss of $208,375. For the three months ended December 31, 2007, there was $0 sales revenue and a net loss of $170,125. This increased  loss of $38,250 or 22% resulted primarily from an increase in General and Administrative expenses.

General and Administrative Expenses

Other general and administrative expenses for the three months ended December 31, 2008 were $162,284, an increase of $54,843 or 51% compared to $107,441 for the comparable period in 2007. The increase was primarily attributable to increased advertising and promotion expenses.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2008 were $2,087, a  decrease of $13,028 or 86% compared to $15,115for the comparable period in 2007. The increase/decrease was primarily attributable to fewer purchases of testing materials.

Interest Expenses

Interest expense for the three months ended December 31, 2008 was $1,504, compared to $5,069 for the comparable period in 2007, a decrease of $3,565 or 70%. The decrease was primarily attributable to less debt service.

Income Tax Expenses

Income tax for the three months ended December 31, 2008 was $0, unchanged from December 31, 2007.

Comparison of the Six Months Ended December 31, 2008 and 2007

Revenue and Net Income (Loss)

For the six months ended December 31, 2008, there was $0 sales revenue and a net loss of 567,710, and for the six months ended December 31, 2007, there was $0 sales revenue and a net loss of $436,881. This increased loss of $130,829, or 30% resulted primarily from increased Research and Development costs during the July, August and September 2008 period, as compared to the same period last year.

General and Administrative Expenses

Other general and administrative expenses for the six months ended December 31, 2008 were $295,933, a decrease of $17,214or 5% compared to $313,147 for the comparable period in 2007. The decrease was primarily attributable to small fluctuations in office and travel expenses.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2008 were $183,479, an increase of $151,716 or 478% compared to $31,763 for the comparable period in 2007. The increase was primarily attributable to a manufacturing specification in the prototype.

Interest Expenses

Interest expense for the six months ended December 31, 2008 was $3,298, compared to $6,971 for the comparable period in 2007, a decrease of $3,673or 53%. The decrease was primarily attributable to less debt service as compared to the same period in 2007.

Income Tax Expenses

Income tax for the six months ended December 31, 2008 was $0, unchanged from December 31, 2007.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalents were $266,417 at the beginning of six months ended December 31, 2008 and decreased to $8,486 by the end of such period, a decrease of $257,931 or 97%.  The decrease was primarily attributable to increased Research and Development costs.

Net cash provided by operating activities

Net cash used in operating activities was $506,164 for the six months ended December 31, 2008, a increase/decrease of $143,832 or 40% from the comparable period in 2007.

Net cash used in investing activities

Net cash used in investing activities was $0 for six months ended December 31, 2008, unchanged from December 31, 2007.

Net cash provided by financing activities

Net cash provided by financing activities was $248,233 for the six months ended December 31, 2008, a  decrease of $113,684or 31% from the comparable period in 2007.

Contractual Obligations and Off-Balance Sheet Arrangements.

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.
The following table (in thousands) summarizes our contractual obligations as of December 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

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

Intangible assets

SmartMetric did not purchase any intangible assets for the three months ended December 31, 2008.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

Item 4.	CONTROLS AND PROCEDURES

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

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the six months ended December 31, 2008.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the six months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                       LEGAL PROCEEDINGS

None.

Item 1A.                    RISK FACTORS

Not Applicable.

Item 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended September 30, 2008, the Company sold a total of 83,000 Unites at prices ranging from $0.25 to $0.33 per Unit in private placements resulting in net proceeds of $26,950.

In the three months ended December 31, 2008, the Company sold a total of 1,720,000 Units at a price of $0.10 per Unit in private placements resulting in net proceeds of $170,200.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

In the month of November 2008, the Company solda total of 668,141 shares of common stock at a share price of $0.084 per share in private placements resulting in net proceeds of $51,083.

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

Item 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.                       OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended December 31, 2008 which were not disclosed on such form.

Item 6.                       EXHIBITS

The following exhibits are attached to this Form 10-Q and made a part hereof.

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

SMARTMETRIC, INC.

Dated: February 17, 2009	By:	/s/ Colin Hendrick
Colin Hendrick, President

Dated: February 17, 2009	By:	/s/ Jay Needelman
Jay Needelman , Chief Financial Officer