Form 10-Q
period 2009-03-31
SmartMetric, Inc.
filed 2009-05-15
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

(305) 495-7190
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√]  No / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes / /    No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes / /         No [√]

As of May 11, 2009, there were 74,037,942 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.                                 FINANCIAL STATEMENTS

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Index to Financial Statements

Page
Consolidated Balance Sheets as of March 31, 2009
(Unaudited) and June 30, 2008	F-2

Consolidated Statements of Operations for the three and nine months ended March 31, 2009 and 2008 and for the period
December 18, 2002 (inception) to March 31, 2009
(Unaudited)	F-3

Consolidated Statements of Changes in Stockholders’ Equity
for the period December 18, 2002 (inception)
to March 31, 2009 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the nine months
ended March 31, 2009 and 2008 and for the period
December 18, 2002 (inception) to March 31, 2009
(Unaudited)	F-7

Notes to Consolidated Financial Statements	F-8

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	June 30,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash	$16,374	$266,417
Prepaid expenses	64,738	51,901

Total current assets	81,112	318,318

Equipment, less accumulated depreciation of
$12,528 and $9,315, respectively	3,456	6,669

Other assets:
Patent costs, less accumulated amortization
of $6,750 and $5,625, respectively	8,250	9,375

Total assets	$92,818	$334,362

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$179,586	$67,886
Payroll taxes, withholdings, and accrued
interest and penalties	187,046	137,508

Total current liabilities	366,632	205,394

Other liabilities	-	-

Total liabilities	366,632	205,394

Common stock subject to possible rescission
(160,837 shares at June 30, 2008)	-	241,256

Stockholders' equity :
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Class A common stock, $.001 par value; 50,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, issued and outstanding 74,037,942 and
69,913,395 shares, respectively	74,038	69,913
Additional paid-in capital	4,426,903	3,784,482
Deficit accumulated during the development stage	(4,774,755)	(3,966,683)

Total stockholders' equity (deficiency)	(273,814)	(112,288)

Total liabilities and stockholders' equity	$92,818	$334,362

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
					Stage
	Three Months Ended		Nine Months Ended		(December 18, 2002
	March 31,		March 31,		to March 31,
	2009	2008	2009	2008	2009)

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Officer's salary	42,500	42,500	127,500	127,500	722,500
Other general and
administrative	136,255	561,501	432,188	874,648	3,208,284
Research and development	59,518	1,600	242,997	33,363	806,160

Total operating expenses	238,273	605,601	802,685	1,035,511	4,736,944

Loss from operations	(238,273)	(605,601)	(802,685)	(1,035,511)	(4,736,944)

Interest income	-	-	-	-	657
Interest expense	(2,089)	-	(5,387)	(6,971)	(38,468)

Net loss	$(240,362)	$(605,601)	$(808,072)	$(1,042,482)	$(4,774,755)

Net loss per share,
basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number
of common shares
outstanding,
basic and diluted	73,252,658	63,359,318	71,533,425	62,304,937

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

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Class A Common Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)

Sale of Units in
private placements	-	-	5,239,816	5,239	1,162,187	-	1,167,426

Sale of shares in
private placements	-	-	1,389,818	1,390	131,408	-	132,798

Shares issued for services	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for year
ended June 30, 2008	-	-	-	-	-	(1,397,056)	(1,397,056)

Balances, June 30, 2008	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Unaudited:
Sale of Units in
private placements	-	-	3,355,569	3,356	350,851	-	354,207

Sale of shares in
private placements	-	-	608,141	608	50,475	-	51,083

Lapse of rescission rights
for common stock
subject to possible
rescission	-	-	160,837	161	241,095	-	241,256

Net loss for nine
months ended
March 31, 2009	-	-	-	-	-	(808,072)	(808,072)

Balances, March 31,
2009	-	$-	74,037,942	$74,038	$4,426,903	$(4,774,755)	$(273,814)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,		Cumulative During the Development Stage (December 18, 2002 to March 31, 2009)
	2009	2008

Cash flows from operating activities:
Net loss	$(808,072)	$(1,042,482)	$(4,774,755)
Interest accrued on convertible notes payable	-	-	2,400
Shares issued for services	-	473,400	493,400
Depreciation of equipment	3,213	3,213	12,528
Amortization of patent costs	1,125	1,125	6,750
Changes in operating assets and liabilities:
Prepaid expenses	(12,837)	54,883	(64,738)
Organization costs	-	60	-
Accounts payable and accrued expenses	111,700	(9,426)	179,586
Payroll taxes, withholdings, and accrued
interest and penalties	49,538	(49,149)	187,046

Net cash used for operating activities	(655,333)	(568,376)	(3,957,783)

Cash flows from investing activities:
Equipment purchased	-	-	(15,984)
Patent costs incurred	-	-	(15,000)

Net cash used for investing activities	-	-	(30,984)

Cash flows from financing activities:
Proceeds from notes payable	-	-	60,000
Loans from related party	-	-	54,427
Repayment of loans from related party	-	-	(54,427)
Stock subscriptions collected from private placements, net	405,290	589,884	2,968,140
Sale of common stock in public offering	-	-	1,115,472
Public offering costs incurred	-	-	(138,471)

Net cash provided by financing activities	405,290	589,884	4,005,141

Net increase (decrease) in cash	(250,043)	21,508	16,374

Cash, beginning of period	266,417	5,534	-

Cash, end of period	$16,374	$27,042	$16,374

Supplemental disclosures of cash flow information:
Interest paid	$1,050	$5,833	$34,131

Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008
and For the Period December 18, 2002 (Date of Inception)
to March 31, 2009
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2009 and for the three and nine months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the periods ended March 31, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine month period ended March 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2009.  The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

In the three months ended September 30, 2008, the Company sold a total of 83,000 Units at prices ranging from $0.25 to $0.33 per Unit in private placements resulting in net proceeds of $26,950.  In the three months ended December 31, 2008, the Company sold a total of 1,702,000 Units at a price of $0.10 per Unit in private placements resulting in net proceeds of $170,200.  In the three months ended March 31, 2009, the Company sold a total of 1,570,569 Units at a price of $0.10 per Unit in private placements resulting in net proceeds of $157,057.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008
and For the Period December 18, 2002 (Date of Inception)
to March 31, 2009
(Unaudited)

In the three months ended December 31, 2008, the Company sold a total of 608,141 shares of common stock at a price of $0.084 per share in private placements resulting in net proceeds of $51,083.

A summary of warrant activity follows:

	Nine Months Ended March 31, 2009	Year Ended June 30, 2008
Outstanding at beginning of period	5,239,816	1,291,780
Issued	3,355,569	5,239,816
Exercised	-	-
Expired	(2,278,613)	(1,291,780)

Outstanding at end of period	6,316,772	5,239,816

The 6,316,772 warrants outstanding at March 31, 2009 are exercisable into a total of 6,316,772 shares of common stock at $1.00 per share and expire at various dates from April 2009 to March 2010.

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
For the Three and Nine Months Ended March 31, 2009 and 2008
and For the Period December 18, 2002 (Date of Inception)
to March 31, 2009
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

Lease agreements – SmartMetric leases office space in Bay Harbor Islands, Florida under two  agreements providing for total monthly rentals of approximately $4,650.  One agreement is month to month and provides for a monthly rental of $3,650; the other agreement has a term ending May 31, 2009 at a monthly rental of $1,000.  Rent expense for the nine months ended March 31, 2009 and 2008 were $61,925 and $35,427, respectively.

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

Overview

Incorporated in 2002, SmartMetric and its founder and CEO, Colin Hendrick, have been engaged in research and development of a biometric security solution which would authenticate the identity of a person in a self-contained credit card-sized device. SmartMetric’s biometric card has been designed to use an on-board finger print sensor which is imbedded in the card along with an integrated circuit chip which will provide one gigabyte of memory capacity. SmartMetric has recently completed a prototype of its card but has not yet begun to manufacture the biometric cards utilizing its licensed technology. The prototype is expected to be completed by the end of July 2009 and is already being marketed in various specialty trade publications and press releases. To date, SmartMetric has had no sales revenues.

A prototype of our biometric card was completed in February 2005 and we have been adjusting and developing software for the card since that date. The finished product will be the prototype or model for our biometric cards, which will be manufactured upon receipt of customer orders. We are in the process of revising some of the engineering of the prototype so as to decrease the size of the circuitry contained in the card. We expect that the revised prototype will be completed in July 2009.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

Revenue and Net Income (Loss)

For the three months ended March 31, 2009, there was $0 sales revenue and a net loss of $240,362. For the three months ended March 31, 2008, there was $0 sales revenue and a net loss of $605,601. This decreased loss of $365,239 or 60% was primarily attributable to decreased other general and administrative expenses.

Other General and Administrative Expenses

Other general and administrative expenses for the three months ended March 31, 2009 were $136,255, a decrease of $425,246 or 76% compared to $561,501 for the comparable period in 2008. The decrease was primarily attributable to $473,400 stock-based compensation recognized in 2008.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2009 were $59,518, an increase of $57,918 or 3,620% compared to $1,600 for the comparable period in 2008. The increase was primarily attributable to increased developmental costs as the prototype nears completion.

Interest Expenses

Interest expense for the three months ended March 31, 2009 was $2,089 compared to $0 for the comparable period in 2008, an increase of $2,089. The increase was primarily attributable to interest expense on unpaid payroll taxes.

Income Tax Expenses

Income tax for the three months ended March 31, 2009 was $0, unchanged from March 31, 2008.

Comparison of the Nine Months Ended March 31, 2009 and 2008

Revenue and Net Income (Loss)

For the nine months ended March 31, 2009, there was $0 sales revenue and a net loss of $808,072. For the nine months ended March 31, 2008, there was $0 sales revenue and a net loss of $1,042,482. This decreased loss of $234,410 or 22.0% resulted primarily from a reduction in other general and administrative expenses.

Other General and Administrative Expenses

Other general and administrative expenses for the nine months ended March 31, 2009 were $432,188, a decrease of $442,460 or 51.% compared to $874,648 for the comparable period in 2008.  The decrease was primarily attributable to $473,400 stock-based compensation recognized in 2008.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2009 were $242,997, an increase of $209,634 or 628% compared to $33,363 for the comparable period in 2008. The increase was primarily attributable to increased developmental costs as the prototype nears completion.

Interest Expenses

Interest expense for the nine months ended March 31, 2009 was $5,387 compared to $6,971 for the comparable period in 2008, a decrease of $1,584 or 23%. The decrease was primarily attributable to reduced interest expense on unpaid payroll taxes.

Income Tax Expenses

Income tax for the nine months ended March 31, 2009 was $0, unchanged from March 31, 2008.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalents were $266,417 at June 30, 2008 and decreased to $16,374 at March 31, 2009, a decrease of $250,043 or 94%.  The decrease was primarily attributable to the $808,072 net loss, offset partially by $405,290 collected from private placements.

Net cash used by operating activities

Net cash used by operating activities was $655,333 for the nine months ended March 31, 2009, an increase of $86,957 or 15% from the comparable period in 2008.

Net cash used in investing activities

Net cash used in investing activities was $0 for the nine months ended March 31, 2009, an increase of $0 or 0% from March 31, 2008.

Net cash provided by financing activities

Net cash provided by financing activities was $405,290 for the nine months ended March 31, 2009, a decrease of $184,594 or 31%, from the comparable period in 2008.

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

The following table (in thousands) summarizes our contractual obligations as of March 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

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

SmartMetric did not purchase any intangible assets for the three months ended March 31, 2009.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Colin Hendrick, the Company’s Chief Executive Officer (“CEO”), and Jay Needelman, the Company’s Chief Financial Officer (“SFO”) of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended March 31, 2009. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the nine months ended March 31, 2009.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                       LEGAL PROCEEDINGS

None.

Item 1A.                    RISK FACTORS

Not Applicable.

Item 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended March 31, 2009, the Company sold a total of 1,570,569 Units at a price of $0.10 per Unit in private placements resulting in net proceeds of $157,057.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

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

Item 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.                       OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended March 31, 2009 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: May 15, 2009	By:	/s/ Colin Hendrick
Colin Hendrick, President

Dated: May 15, 2009	By:	/s/ Jay Needelman
Jay Needelman , Chief Financial Officer