Form 10-K
period 2009-06-30
SmartMetric, Inc.
filed 2009-10-27
CIK 1301991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __ to_______________________________

Commission File Number: 333-118801
SMARTMETRIC, INC
(Exact name of registrant as specified in its charter)

Nevada	05-0543557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

1150 Kane Concourse, Suite 400, Bay Harbor Islands, FL	33154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(305) 495-7190

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to section 12(g) of the Act

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.☐ Yes ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                     Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)       Smaller reporting company ☒

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of October 21, 2009 was approximately $2,531,844 based upon the closing price of the common stock as quoted by Nasdaq OTC Bulletin Board on such date.

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

As of October 21, 2009 there were 75,546,222 issued and outstanding shares of the issuer’s common stock.

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

PART I

Item 1.    Business

Corporate History and Overview

SmartMetric was incorporated pursuant to the laws of Nevada on December 18, 2002.  SmartMetric is a development stage company engaged in the technology industry. SmartMetric has a license to utilize proprietary technology to manufacture and sell a fingerprint sensor activated card with a finger sensor on the board card and a built-in rechargeable battery for portable biometric identification. This card may be referred to as a "biometric card" or the SmartMetric "Biometric Smartcard."

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

As of June 30, 2009, SmartMetric had a total stockholders' deficiency of $424,838, and cash of $42,519.  SmartMetric has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on SmartMetric's financial condition, results of operations or liquidity.

The SmartMetric Biometric Card

SmartMetric has designed a biometric card utilizing patented technology licensed to the company.  A prototype of this card was completed in February 2005. The company is in the process of finalizing its biometric card and expects to have a final product by January 2010.  The product, due to exposure in specialty trade publications and numerous press releases, is receiving much interest in the private sector, especially amongst banking entities.  Also, the product has received interest from the governmental sector, including, but not limited to the Department of Homeland Security and the Department of Defense.

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

The SmartMetric Biometric Smartcard is a credit card size plastic card.  On the cards surface are two components.  The first is a standard Smartcard chip that is a standard interface that connects to USB computer smartcard readers, ATM machines and smartcard able Point Of Sale machines in retail outlets.  The second component is a sensor that protrudes through the cards surface.  This sensor is connected to a sophisticated miniature circuit board that allows the sensor to read a person’s fingerprint and match it with the user’s pre-stored fingerprint encrypted and resident inside the circuit board.

The challenge SmartMetric sought to overcome was having a truly portable Identification credential that incorporated biometrics and yet was the standard size of an employee ID Card or Drivers License.  As it stood standard biometric fingerprint scanners were too large to fit inside a credit card sized card and none were portable needing to be attached to a computer that powered the scanning process thereby not allowing for true portability.   In order to achieve the goal of Biometric portability in the form factor to fit inside a users wallet or purse and work across both computer and banking platforms SmartMetric had to achieve incredible reductions in electronics and develop specialized manufacturing techniques.  The miniaturization to all intents and purposes of a laptop computer circuit board to the size that fits inside a credit card has taken years of research and development.

The SmartMetric Biometric Smartcard contains over 150 active and passive components mounted onto a paper-thin circuit board.  Reducing a powerful ARM processor to a thin sliver of silicon along with many other complex computer components including memory chips and then mounting them on the super thin board has required innovations in electronic manufacturing and the use of Nano technology.

Today SmartMetric has created the World’s first and to its knowledge the only portable biometric fingerprint scanner that resides inside a credit card sized card and acts independently of any other computing device.

Unlike a picture-based identification system, the SmartMetric biometric card has been designed to operate exclusively with the registered user. And unlike biometric security systems where the biometric information is stored at a central location, the Company believes that security cannot be compromised during the verification process since the biometric information is embedded in the card itself, in a memory chip protected by encryption and no data is travelling over a network.  The built-in fingerprint scanner is designed to activate the card. Without a match with the encrypted fingerprint already stored on the card, the Biometric Smartcard will not operate.

In the case of an employee Identity Card application when a match occurs on the card a green light lights up, if no match then a red light is activated on the cards surface.

SmartMetric believes its Biometric Smartcard may be used for a variety of security applications such as airport employee access and identity, building access and identity, computer network access, drivers licenses, passports, and check cashing identity verification, etc.  Additionally, the Biometric Smartcard contains a powerful on-card ARM Processor and up to 1 gigabyte of encrypted memory, enabling the Biometric Smartcard to not only store the full image of a fingerprint but also maintain a database capable of storing information such as medical records, financial or banking records or human resource data.

As an online purchasing card, the Biometric Smartcard helps protect against identity theft and related fraudulent crimes that consumers can be exposed to when making purchases over the internet.  Unlike conventional credit cards, which require a consumer to type and deliver sensitive information over the internet in order to make a purchase, the Biometric Smartcard is designed to be inserted into the USB port of a computer and any purchasing information can only be released from the card when the owner’s fingerprint unlocks the card.  The consumer’s information then travels across the internet encrypted, minimizing exposure to interception by hackers and Identity Thieves.

As an online money transfer card, the company has developed software and systems to allow money to be transferred from one card to another over the internet with user confirmation of transaction by both sender and receiver.  Much as in the same way that digital files are transferred in a process called Peer to Peer transfer.  Because fingerprint activation is required at both ends of the transaction the sending and receiving party’s can be confident that only the appropriate person is receiving the funds.  This allows the low cost of internet communication to now be used for person to person money transfer.

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

In general, the size, the thickness and bend requirements for the biometric card were designed to protect the card from being spoiled physically. However, this also limits the memory and processing resources that may be placed on the card. In the past, industry participants have encountered particular difficulty in attempting to integrate high memory chips and finger sensor technology that will withstand both the size constraints and physical daily usage such as bending in a user's wallet sitting in his back pocket. We believe our biometric card has met and overcome the physical demands of the credit card to produce what is a powerful on-card computer processor with state-of-the-art biometric technology. However, we believe that additional engineering is necessary to reduce the size to the circuitry of the card prototype. We expect that such re-engineering will be complete by January 2010.

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

Research and Development

Our research and development program is focused on completing development of our Biometric card.  We continue to refine existing technology and develop further improvements to our product.  We are in the very final stages of finalizing the product.  We expect research and development costs to trend lower in fiscal year ending June 30, 2009, due to the product expected to be ready for market in January 2010.  Almost all research and development costs now center around an adjustment being made to a second antenna in the card.

Competition

SmartMetric is a company involved in identity management. This industry is dominated by several large international corporations such as BioNetrix, Keyware, Gemplus and Precise Biometrics, all of which manufacture and/or distribute and market identity management products. These companies and many others are more established than SmartMetric, which will put it at a competitive disadvantage. For example, Precise Biometrics, a company whose stock is listed on the Stockholm Stock Exchange, sells products which utilize its patented biometric fingerprint authentication technology which allows it to isolate the characteristic features of a human fingerprint and to match such features with a stored template to secure identity. However, Precise Biometrics is publicly traded and better funded then SmartMetric, and thus better known. SmartMetric's licensed patent allows for such data to be stored on a credit card sized device; however, SmartMetric only has a prototype of its biometric card.

BioNetrix offers a solution for systems security - user authentication and sign on. This company was founded in 1997.

Keyware was founded in 1996 and went public in 2000 and is headquartered in Brussels, Belgium.  While Keyware’s primary business model is transaction processing, they maintain a significant platform in identity tracking technology and maintain a competitive advantage through high capitalization.

Gemplus manufactures a powerful, yet user friendly software focusing on bar-code technology.  Gemplus incorporates identity verification tools within  their software.  Gemplus maintains a large internet presence and their software is easily downloadable, making them a market force.

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

Employees

As of the date of this annual report, SmartMetric has three full time employees including Colin Hendrick, SmartMetric’s CEO, and no part-time employees. None of these employees belongs to any union.

Government Regulation

There are currently no governmental regulations which have any bearing on the raw materials or the manufacturing of our product.

Item 1A. Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2.    Properties.

Our executive offices are located at 1150 Kane Concourse, Suite 400, Bay Harbor Islands, Florida 33154.  We lease this office space under a lease expiring June 30, 2008 and renewable to June 30, 2012.  Rent expense for the years ended June 30, 2009 and 2008 were $66,325 and $54,872, respectively.

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

Calendar Quarter	Low Bid	High Bid
2008 First Quarter	0.25	0.51
2008 Second Quarter	0.12	0.45
2008 Third Quarter	0.15	0.38
2008 Fourth Quarter	0.08	0.40
2009 First Quarter	0.07	0.25
2009 Second Quarter	0.08	0.18
2009 Third Quarter	0.06	0.18
2009 Fourth Quarter	0.08	0.19

As of October 21, 2009, we had approximately 858 shareholders of record of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

The following summarizes the securities that we sold during the fiscal year ended June 30, 2009 without registering the securities under the Securities Act:

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

In the month of November 2008, the Company sold a total of 668,141 shares of common stock at a share price of $0.084 per share in private placements resulting in net proceeds of $51,083.

In the three months ended March 31, 2009, the Company sold a total of 1,570,569 Units at a price of $0.10 per Unit in private placements resulting in net proceeds of $157,057.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

In the three months ended June 30, 2009, the Company sold a total of 1,865,000 Units at a price of $0.10 per Unit in private placements resulting in net proceeds of $185,894.  Each Unit consists of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

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

Item 6.    Selected Financial Data.

The following selected statement of operations data contains statement of operations data and balance sheet data for the fiscal years ended June 30, 2009 and 2008. The statement of operations data and balance sheet data were derived from the audited financial statements. Such financial data should be read in conjunction with the financial statements and the notes to the financial statements starting on page F-1 and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Statements of Operation Data:

	Year ended June 30, (unaudited)
	2009	2008

Net revenues	$0	$0
Cost of sales	0	0

Gross profit	0	0
Operating expenses:
Selling	250,436	85,167
General and administrative	847,189	1,293,946

Operating income	0	0
Other income	0	0
Interest income	0	0
Interest expenses	5,464	17,943

Income (Loss) before income taxes	(1,103,089)	(1,397,056)
Income tax	0	0

Net income (Loss)	(1,103,089)	(1,397,056)

Balance Sheet Data:

	As at June 30	As at June 30
	2009	2008
Cash and cash equivalents	$42,519	$266,417
Working capital	(435,098)	112,924
Total assets	91,537	334,362
Total debts	516,375	205,394
Total shareholders’ equity (deficit)	(424,838)	(112,288)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the fiscal years ended June 30, 2009 and 2008 should be read in conjunction with the selected financial data, the financial statements and the notes to those statements that are included elsewhere in this registration statement. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this registration statement. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

A prototype of our biometric card was completed in February 2005 and we have been adjusting and developing software for the card since that date.  The finished product will be the prototype or model for our biometric cards, which will be manufactured upon receipt of customer orders.   We are in the process of revising some of the engineering of the prototype so as to decrease the size of the circuitry contained in the card. We expect that the revised prototype will be completed by January 2010.

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

Results of Operations

Comparison of the Year Ended June 30, 2009 and 2008

Revenue and Net Income (Loss)

For the fiscal year ended June 30, 2009, there were $0 sales revenues and a net loss of $1,103,089. For the year ended June 30, 2008, there were $0 sales revenues and a net loss of $1,397,056. This decreased loss of $293,967 or 21% is the result largely of  reduced administrative expenses.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2009 were $677,189, a decrease of $446,757or 40% compared to $1,123,946 for the comparable period in 2008. The decrease was primarily attributable to lower consultation expenses.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2009 were $250,436, a increase of $165,269 or 194% compared to $85,167 for the comparable period in 2008. The increase was primarily attributable to a re-working of the prototype to decrease its size.

Interest Expenses

There was $5,464 interest expense for the year ended June 30, 2009 compared to $17,943 for the comparable period in 2008, a decrease of $12,479 or 70%.  The decrease was primarily attributable to less debt service.

Income Tax Expenses

Income tax for the year ended June 30, 2009 was $0, unchanged from June 30, 2008.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalents were $266,417 at the beginning of the year ended June 30, 2009 and decreased to $42,519 by the end of such period, an decrease of $223,898 or 84%.  The decrease was attributable to the $667,242 net cash used in operating activities offset by the $443,344 net cash provided by financing activities.

Net cash used in operating activities

Net cash used by operating activities was $667,242 for the year ended June 30, 2009,  compared to $1,039,341 for the same period in 2008.  The difference was primarily due to a lower net loss and increases in operating liabilities in 2009.

Net cash used in investing activities

Net cash used in investing activities was $0 for the year ended June 30, 2009, unchanged from June 30, 2008.

Net cash provided by financing activities

Net cash provided in financing activities was $443,344 for the year ended June 30, 2009, compared to $1,300,224 for the same period in 2008. The difference was primarily attributable to lower sales of common stock in 2009.

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

The following table (in thousands) summarizes our contractual obligations as of June 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

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

Intangible assets

SmartMetric did not purchase any intangible assets for the year ended June 30, 2009.

New Financial Accounting Pronouncements

There have been no new financial accounting pronouncements that have or are expected to have a material effect on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Interest Rates.

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these investments. At October 21, 2009, we had approximately $15,500 in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Item 8.     Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended June 30, 2009 and 2008, together with the reports of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-2.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009 AND 2008

Report of Independent Registered Public Accounting Firm

To the Directors of
Smartmetric, Inc. and Subsidiary

We have audited the accompanying balance sheet of Smartmetric, Inc. and Subsidiary (the "Company") (a development stage company) as of June 30, 2009, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended June 30, 2009 and the statements of operations, changes in stockholders’ equity (deficit) and cash flows for the period December 18, 2002 (Inception) through June 30, 2009. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smartmetric, Inc. and Subsidiary (a development stage company) as of June 30, 2009, and the results of its statements of operations, changes in stockholders’ equity (deficit), and cash flows for year ended June 30, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in process of developing its technology and has not generated any revenue to this point, however, has been successful in raising funds in their private placements. The lack of profitable operations and the need to continue to raise funds raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KBL, LLP

KBL, LLP
New York, NY
October 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SmartMetric, Inc.

I have audited the accompanying consolidated balance sheets of SmartMetric, Inc. and subsidiary (the “Company”), a development stage company, as of June 30, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SmartMetric, Inc. and subsidiary, a development stage company, as of June 30, 2008, and the results of their operations and cash flows for the year then in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                      /s/ Michael T. Studer CPA P.C.
                                                                           Michael T. Studer CPA P.C.

Freeport, New York
October 10, 2008

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND 2008

ASSETS

	2009	2008
Current Assets:
Cash and cash equivalents	$42,519	$266,417
Prepaid expenses and other current assets	38,758	51,901

Total Current Assets	81,277	318,318

Equipment, net of depreciation of $13,599 and $9,315, respectively	2,385	6,669

Other Assets:
Patent costs, net of amortization of $7,125 and $5,625, respectively	7,875	9,375

Total Other Assets	7,875	9,375

TOTAL ASSETS	$91,537	$334,362

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$129,244	$67,886
Payroll tax liabilities, accrued interest and penalties	240,677	137,508
Liability for stock to be issued	146,454	-

Total Current Liabilities	516,375	205,394

Total Liabilities	516,375	205,394

Common stock subject to possible recission (160,837 shares)	-	241,256

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 Par Value; 5,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Class A common stock, $.001 Par Value; 50,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 100,000,000 shares authorized
and 75,546,222 and 69,913,395 shares issued and outstanding	75,546	69,913
Additional paid-in capital	4,569,388	3,784,482
Deficits accumulated during the development stage	(5,069,772)	(3,966,683)

Total Stockholders’ Equity (Deficit)	(424,838)	(112,288)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$91,537	$334,362

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
WITH CUMULATIVE TOTALS SINCE DECEMBER 18, 2002 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
	YEARS ENDED		INCEPTION
	JUNE 30,		DECEMBER 18,
	2009	2008	2002

OPERATING REVENUES
Revenues	$-	$-	$-

OPERATING EXPENSES

Research and development	250,436	85,167	813,599
Officer's salary	170,000	170,000	765,000
Other general and administrative expenses	677,189	1,123,946	3,453,285
Total Operating Expenses	1,097,625	1,379,113	5,031,884

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,097,625)	(1,379,113)	(5,031,884)

OTHER INCOME (EXPENSE)

Interest expense	(5,464)	(17,943)	(38,545)
Interest income	-	-	657
Total Other Income (expense)	(5,464)	(17,943)	(37,888)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,103,089)	(1,397,056)	(5,069,772)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,103,089)	$(1,397,056)	$(5,069,772)

NET LOSS PER BASIC AND DILUTED SHARES	(0.02)	(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	71,908,264	64,207,052

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD DECEMBER 18, 2002 (INCEPTION) THROUGH JUNE 30, 2009

	Preferred Stock		Class A Common Stock		Common Stock		Additional Paid-in	Deficits Accumulated During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance - December 18, 2002	-	$-	-	-	-	$-	$-	$-	$-

Net loss for the period December 18, 2002 (incpetion) through June 30, 2003	-	-	-	-	-	-	-	(60)	(60)

Balance June 30, 2003	-	-	-	-	-	-	-	(60)	(60)

Shares issued of Class A Common stock	-	-	50,000,000	50,000	-	-	-	-	50,000

Shares issued of common stock for cash	-	-	-	-	8,560,257	8,560	77,042	-	85,602

Net loss for the year	-	-	-	-	-	-	-	(35,978)	(35,978)

Balance June 30, 2004	-	-	50,000,000	50,000	8,560,257	8,560	77,042	(36,038)	99,564

Costs associated with sale of common stock subject to possible rescission	-	-	-	-	-	-	(95,877)	-	(95,877)

Net loss for the year	-	-	-	-	-	-	-	(258,355)	(258,355)

Balance June 30, 2005	-	-	50,000,000	50,000	8,560,257	8,560	(18,835)	(294,393)	(254,668)

Shares issued of common stock for cash, net of offering costs of $138,509	-	-	-	-	936,112	936	1,197,361	-	1,198,297

Shares issued of common stock for services rendered	-	-	-	-	20,000	20	19,980	-	20,000

Conversion of loans payable and accrued interest to common shares	-	-	-	-	40,000	40	62,360	-	62,400

Conversion of Class A common shares to common shares	-	-	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,225,045)	(1,225,045)

Balance June 30, 2006	-	-	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Shares issued of common stock for cash	-	-	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued of common stock for services rendered	-	-	-	-	191,505	192	(192)	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,050,189)	(1,050,189)

Balance June 30, 2007	-	-	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Shares issued of common stock for cash	-	-	-	-	6,629,634	6,629	1,293,595	-	1,300,224

Shares issued of common stock for services rendered	-	-	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for the year	-	-	-	-	-	-	-	(1,397,056)	(1,397,056)

Balance June 30, 2008	-	-	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of shares from temporary equity to common stock	-	-	-	-	160,837	161	241,095	-	241,256

Shares issued of common stock for cash	-	-	-	-	4,412,596	4,413	438,931	-	443,344

Shares issued of common stock for services rendered	-	-	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for the year	-	-	-	-	-	-	-	(1,103,089)	(1,103,089)

Balance June 30, 2009	-	$-	-	$-	75,546,222	$75,546	$4,569,388	$(5,069,772)	$(424,838)

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
WITH CUMULATIVE TOTALS SINCE DECEMBER 18, 2002 (INCEPTION)

	YEARS ENDED		CUMULATIVE TOTALS SINCE
	JUNE 30,		DECEMBER 18,
	2009	2008	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,103,089)	$(1,397,056)	$(5,069,772)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4,284	4,284	13,599
Amortization	1,500	1,500	7,125
Common stock issued for consulting services	105,939	473,400	599,339
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses	13,143	7,051	(38,758)
Organization costs	-	60	-
Increase (decrease) in accounts payable and accrued expenses	61,358	(74,019)	129,244
Increase (decrease) in payroll taxes, accrued interest and penalties	103,169	(54,561)	240,677
Increase (decrease) in liability for stock to be issued	146,454	-	146,454
Total adjustments	435,847	357,715	1,100,080

Net cash (used in) operating activities	(667,242)	(1,039,341)	(3,969,692)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)

Net cash (used in) investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	-	-	60,000
Loans from related parties	-	-	54,427
Repayments of loans from related parties	-	-	(54,427)
Stock subscriptions received from private placements	443,344	1,300,224	3,006,194
Sale of common stock in public offering	-	-	1,115,472
Public offering costs incurred	-	-	(138,471)

Net cash provided by financing activities	443,344	1,300,224	4,043,195

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(223,898)	260,883	42,519

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	266,417	5,534	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$42,519	$266,417	$42,519

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$15,436	$28,174

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 1 -                      ORGANIZATION AND BASIS OF PRESENTATION

SmartMetric, Inc. (the “Company” or “SmartMetric”) was incorporated in the State of Nevada on December 18, 2002. The Company is developing a credit card size plastic card embedded with an integrated circuit chip and biometric fingerprint sensor which provides identification of the user (the “SmartMetric Smart Card”) to market to government agencies, corporations, and organizations interested in identification cards.

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $1,103,089 and $1,397,056 for the years ended June 30, 2009 and 2008 respectively, and has incurred a cumulative loss of $5,069,772 since inception (December 18, 2002).  In addition, the Company has a working capital deficit in the amount of $435,098 as of June 30, 2009. The Company is currently in the development stage and has been spending a majority of their time in the development of their technology.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management believes that the Company’s capital requirements will depend on many factors.  These factors include the final phase of development being successful as well as product implementation and distribution.

The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No.7, "Accounting and Reporting by Development Stage Enterprises". The Company has devoted substantially all of its efforts to the development of their technology.  Additionally, the Company has allocated a substantial portion of their time and investment in bringing their services to the market, and the raising of capital.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SmartMetric Australia Pty. Ltd.  All significant intercompany accounts and transactions have been eliminated in consolidation.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to derivative liabilities, bad debts, income taxes and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions over FDIC insured limits, exposes the Company to cash concentration risk.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts payable, and accrued expenses including payroll withholdings, interest and penalties approximate fair value because of the immediate or short-term maturity of these financial instruments.

Research and Development

The Company annually incurs costs on activities that relate to research and development of new technology and products.  Research and development costs are expensed as incurred.

Revenue Recognition

The Company has not recognized revenues to date.  The Company anticipates recognizing revenue in accordance with the contracts it enters into for the sale and distribution of the SmartCard.

Accounts Receivable

The Company when it will conduct business it will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at June 30, 2009 and 2008, respectively.  Accounts receivable will generally be due within 30 days and collateral is not required.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Under Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” the liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Uncertainty in Income Taxes

In July 2006, the FASB issued interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.”  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis and have determined that as of June 30, 2009 no additional accrual for income taxes is necessary.

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the years ended June 30, 2009 and 2008 are included in other general and administrative expenses in the consolidated statements of operations.

Equipment

Equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets – 3 - 5 years.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.  Deduction is made for retirements resulting from renewals or betterments.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents were not included in the computation of diluted earnings per share on the consolidated statement of operations due to the fact that the Company reported a net loss and to do so would be anti-dilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2009	June 30, 2008
Net loss	$(1,103,089)	$(1,397,056)

Weighted-average common shares Outstanding (Basic)	71,908,264	64,207,052

Weighted-average common stock Equivalents
Stock options	-	-
Warrants	3,750,569	5,239,816
Weighted-average commons shares Outstanding (Diluted)	75,658,833	69,446,868

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements.  Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next interim period after December 15, 2005.

On July 1, 2006, the Company adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value.  Prior to July 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

The Company has elected to use the modified-prospective approach method.  Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of July 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123.  Stock-based compensation expense for all awards granted after July 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R.  The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award.  The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information”.  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company only operates in one reporting segment as of June 30, 2009 and for the years ended June 30, 2009 and 2008.

Reclassifications

Certain balances for the year ended June 30, 2008 have been reclassified to conform with the presentation for the year ended June 30, 2009. The reclassifications have had no effect on the net loss for the year ended June 30, 2008.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”  This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is encouraged.  The adoption of SFAS 157 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is expected to expand the use of fair value measurement.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a non-controlling interest, calculation and disclosure of the consolidated net income attributable to the parent and the non-controlling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained non-controlling equity investment.

SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  The adoption of SFAS No. 141R did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”).  SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “Share Based Payment” (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008.  The adoption of SAB 110 did not have a material impact on the Company’s financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS 161 will have an impact on their results of operations or financial position.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 makes the hierarchy of generally accepted accounting principles explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. The effective date for SFAS 162 is 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. The adoption of SFAS 162 will not have an impact on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS No. 60” (SFAS 163). SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the Company’s results of operations or financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company was required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe FSP 142-3 will materially impact their financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of FSP APB 14-1 will have a material effect on its financial position, results of operations or cash flows.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In June 2008, the Emerging Issues Task Force issued EITF No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008. The objective of EITF 07-05 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in FSAB 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS 133 (“the Paragraph 11(a) Exception”). EITF 07-05 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument is within the scope of EITF 00-19. The Company does not believe that EITF 07-05 will have on its financial position, results of operations and cash flows.

In May 2009, the FASB published SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for financial periods ending after June 15, 2009. Management has adopted SFAS 165 for their annual report for June 30, 2009 and has evaluated subsequent events through October 15, 2009, the date the financial statements were issued.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 3 -                      EQUIPMENT

Equipment as of June 30, 2009 and 2008 were as follows:

	Estimated Useful Live(Years)	June 30, 2009	June 30, 2008
Computer equipment	3-5	$15,984	$15,984

Less: accumulated depreciation		(13,599)	(9,315)
Equipment, net		$2,385	$6,669

There was $4,284 charged to operations for depreciation expense for the years ended June 30, 2009 and 2008, respectively.

NOTE 4 -                      PATENT COSTS

Patent costs as of June 30, 2009 and 2008 were as follows:

	Estimated Useful Live(Years)	June 30, 2009	June 30, 2008
Legal fees paid in connection with patent applications	10	$15,000	$15,000

Less: accumulated amortization		(7,125)	(5,625)
Patent Costs, net		$7,875	$9,375

There was $1,500 charged to operations for amortization expense for the years ended June 30, 2009 and 2008, respectively.

NOTE 5 -                      COMMON STOCK SUBJECT TO POSSIBLE RESCISSION

On November 3, 2004, the Company deposited $102,311 from the sale of a total of 68,207 shares of common stock to investors at a price of $1.50 per share. The net proceeds to the Company, after deducting $44,052 in costs relating to this private placement for fees paid to an unrelated third party, was $58,259.

On January 30, 2005, the Company closed a second private placement which resulted in the sale of a total of 92,630 shares of common stock to investors at a price of $1.50 per share, or $138,945 gross proceeds. The net proceeds to the Company, after deducting $51,825 in costs relating to this private placement for fees paid to an unrelated third party, was $87,120.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 5 -                      COMMON STOCK SUBJECT TO POSSIBLE RESCISSION (CONTINUED)

Since the private placements referred to in the preceding paragraphs occurred after the filing of the Company’s registration statement on Form SB-2 on September 3, 2004 and before its effectiveness on August 12, 2005, the related investors may have had rescission rights under the federal securities laws. Accordingly, the Company classified the $241,256 as temporary equity and the related costs of $95,877 as a deduction from stockholders’ equity (deficit).

The Company believes that the statute of limitations for claiming rescission ran on August 12, 2008 (three years from the date the shares were offered to the public). To date, none of the investors has made a claim for rescission. The Company has reclassified the temporary equity to permanent equity in the year ended June 30, 2009.

NOTE 6 -                      COMMITMENTS

PATENT LICENSE AGREEMENT

Effective August 1, 2004, the Company executed a license agreement with Applied Cryptology, Inc. (“ACI”), a corporation controlled by the Company’s president and the owner of certain technology. Pursuant to the license agreement, the Company has the right to make use of this technology for the purpose of developing software and systems to be used by the Company to provide any or all of the following: 1) secure transactions over the Internet from home and office computers; 2) an automatic method for connecting to remote computers; 3) a method of developing targeted advertising to home and/or office computers; and 4) identity verification and access control as provided for in the patent. Pursuant to this license agreement, ACI will receive 2% of all revenues generated by the Company on products which utilize this patented technology. The license fee will be paid within 45 days of the end of each quarter. In the event no revenues are generated through the use of any of the licensed patents during a given quarter, no money shall be owed ACI for such quarter. ACI may rescind the license agreement and reclaim all rights and interest in the patents if certain events, such as the Company’s filing for bankruptcy protection or reorganization, occur. This license agreement will remain in effect for the lives of the patents. The Company may utilize the technological applications anywhere in the world without limitation.

Employment Agreement

Effective July 1, 2004, the Company executed a one-year employment agreement with its president, which in June 2005 was renewed for one-year to June 30, 2006. Pursuant to the employment agreement, the president received an annual salary of $170,000. The employment agreement has not been renewed in writing however, the president continues to serve the Company and is being paid the same annual salary of $170,000.

Lease Agreement

The Company leases office space in Bay Harbor Islands, Florida under a month to month agreement at a monthly rental of $4,815 per month. Rent expense for the years ended June 30, 2009 and 2008 was $57,780 and $54,872, respectively.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 7 -                      STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2009, the Company has 5,000,000 shares of preferred stock, par value $0.01, authorized and no shares issued and outstanding. There have been no issuances of preferred stock since the Company’s inception.

Class A Common Stock

As of June 30, 2009, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. The Company in October 2003 issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in February and May 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares, par value $0.001. In 2006, the Company amended their articles of incorporation to increase the 45,000,000 shares to 100,000,000 shares.

As of June 30, 2009, the Company has 75,546,222 shares of common stock issued and outstanding.

From October 2003 to June 2004, the Company issued 8,560,257 shares to investors at $0.01 for $85,602.

From August 2005 to February 2006, the Company sold a total of 743,648 shares of common stock at $1.50 per share in its public offering resulting in gross proceeds of $1,115,472. The net proceeds to the Company after deducting $138,471 in offering costs, was $977,001.

From May 2006 to June 2006, the Company sold a total of 192,464 Units at $1.15 per Unit in private placements resulting in gross proceeds of $221,334 and net proceeds of $221,296. Each Unit consisted of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.50 per share.

In July 2006, the Company sold a total of 56,522 Units at $1.15 per Unit in private placements resulting in net proceeds of $65,000.  In August and September 2006, the Company sold a total of 128,377 Units at prices ranging between $0.60 to $0.79 per Unit in private placements resulting in net proceeds of $83,558. In the three months ended December 31, 2006, the Company sold a total of 344,115 Units at prices ranging from $0.48 to $1.00 per Unit in private placements resulting in net proceeds of $229,284. In the three months ended March 31, 2007, the Company sold a total of 297,228 Units at prices ranging from $0.55 to $1.00 per Unit in private placements resulting in net proceeds of $200,641. In the three months ended June 30, 2007, the Company sold a total of 382,645 Units at prices ranging from $0.36 to $0.56 per Unit in private placements resulting in net proceeds of $181,866. Each Unit consisted of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.50 per share.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 8 -                      STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

In the year ended June 30, 2007, the Company also authorized the issuance of a total of 82,893 Units to various parties for services rendered relating to the public offering and the private placements and a total of 108,612 shares of common stock to various parties relating to the financings.

In the three months ended September 30, 2007, the Company sold a total of 903,813 Units at prices ranging from $0.30 to $0.34 per Unit in private placements resulting in net proceeds of $297,633. In the three months ended December 31, 2007, the Company sold a total of 332,500 Units at prices ranging from $0.20 to $0.25 per Unit in private placements resulting in net proceeds of $64,284. In the three months ended March 31, 2008, the Company sold a total of 1,042,300 Units at a price of $0.20 per Unit in private placements resulting in net proceeds of $207,967.  In the three months ended June 30, 2008, the Company sold a total of 2,961,203 Units at prices ranging from $0.20 to $0.25 per Unit in private placements resulting in net proceeds of $597,542. Each Unit consisted of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

On March 25, 2008, the Company sold 200,000 shares of its common stock at a price of $0.10 per share resulting in net proceeds of $20,000. In the three months ended June 30,2 008, the Company sold 1,189,818 shares of its common stock at prices ranging from $0.07 to $0.13 per share resulting in net proceeds of $112,798.

In the three months ended September 30, 2007, the Company authorized the issuance of a total of 80,000 shares, valued at $24,000 to non-officer directors of the Company for services rendered.

On January 14, 2008, the Company issued a total of 2,107,000 shares of its common stock, valued at $421,400 to its attorney and two consultants for services rendered. On February 26, 2008, the Company issued 140,000 shares of common stock, valued at $28,000 to its attorney for services rendered.

In the year ended June 30, 2009, the Company issued 1,059,394 shares of stock for services rendered valued at $105,939; 662,027 shares of common stock in private placements at prices ranging from $0.08 to $0.10 resulting in net proceeds of $49,587; and 3,750,569 Units at a price of $0.10 resulting in net proceeds of $393,757. Each Unit consisted of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 8 -                      STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

The Company granted from time to time warrants in connection with private placements at various prices as noted herein. Each warrant is exercisable for 12 months from the date of issue into one share of common stock at various prices. As of June 30, 2009 and 2008, the following is a breakdown of the activity:

June 30, 2009:

Outstanding – beginning of period	5,239,816
Issued	3,750,569
Exercised	-
Expired	(5,239,816)

Outstanding – end of period	3,750,569

June 30, 2008:

Outstanding – beginning of period	1,291,780
Issued	5,239,816
Exercised	-
Expired	(1,291,780)

Outstanding – end of period	5,239,816

The 3,750,569 warrants outstanding at June 30, 2009, expire at various times through June 30, 2010.

The warrant agreements contain no clauses regarding adjustments to exercise price, net settlement provisions, registration rights or liquidated damages clauses.

NOTE 9 -                      PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 9 -                      PROVISION FOR INCOME TAXES (CONTINUED)

At June 30, 2009, deferred tax assets consist of the following:

Net operating losses	$1,723,722

Valuation allowance	(1,723,722)

$-

At June 30, 2009, the Company had a net operating loss carryforward in the amount of $5,069,772 available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2009 and 2008 is summarized as follows:

	2009	2008
Federal statutory rate	(34.0%)	(34.0%)

State income taxes, net of federal benefits	3.3	3.3

Valuation allowance	30.7	30.7
	0%	0%

NOTE 10 -                      FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 10 -                      FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3	Total

Cash	$42,519	$-	$-	$42,519

Total assets	$42,519	$-	$-	$42,519

Total liabilities	$-	$-	$-	$-

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Please refer to our disclosure on Form 8-K/A filed with the SEC on October 20, 2009 regarding recent changes in our independent registered accountant.

ITEM 9A (T) – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15, under the Exchange Act, our management, including our Chief Executive Offer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.

Disclosure controls and procedures refers to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, we have concluded that because of significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.    Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with section 404 of the Sarbanes-Oxley of 2002 (“section 404”).  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009.  In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2009, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions.  These deficiencies have, on occasion, prevented us from timely filing of our 8-K and 10-K.  However, management believes that these deficiencies do not amount to a material weakness.  Therefore our internal controls over financial reporting were effective as of June 30, 2009.

We became a reporting company in December 2002.  We began preparing to be in compliance with the internal control obligations, including section 404, for our fiscal year ending June 30, 2003, with an accounting staff that was relatively inexperienced in working for a U.S. public company.  During most of our first fiscal year, our internal accounting staff was primarily engaged in insuring compliance with accounting and reporting requirements to meet U.S. GAAP requirements.  As a result, with the exception of certain additional persons hired towards the end of fiscal year ending June 30, 2003 to address these deficiencies, including the hiring of our Chief Financial Officer, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although our accounting staff is professionally trained in accounting requirements and procedures required by U.S. GAAP, management has determined that they require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also deficient due to insufficient qualified resources to perform internal audit functions.

Changes in Internal Control over Financial Reporting

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

1)
We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources as of October 20, 2009.  However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

2)	During August of 2009, we elected independent directors to serve on our audit committee and we have set up a compensation committee to be headed by one of our independent directors.

3)
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals, and will ensure the timely filing of our 8-K and 10-K in the future.

We believe that the foregoing steps will remediate the deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB auditing standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2009.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have not resulted in a material misstatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, we believe that our financial controls were effective.  These deficiencies, as stated above, have on occasion cause late filing of our 8-K and 10-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or prevent late required quarterly filing with the SEC.  Projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate.

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

Item 9B. Other Information.

There have been no material events that have occurred during the fiscal year ending June 30, 2009 that were not previously disclosed.

PART III

Item 10.                       Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position with the Company
Colin Hendrick 9195 Collins Ave #302 Surfside, Fl. 33154	53	President, Chief Executive Officer and Chairman of the Board
Jay M. Needelman, CPA c/o Smartmetric, Inc. 520 West 47th Street Miami Beach Fl 33140	41	Chief Financial Officer, Director
Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	58	Director
Peter Sleep* 3 Bernadette Court East Doncaster, Victoria Australia	52	Vice President of Asia-Pacific Sales and former Director
*Peter Sleep resigned as a director of Smartmetric as of April 2008.

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

Audit Committee Financial Expert

SmartMetric’s board of directors has determined that the company does not have an audit committee financial expert serving on its audit committee.  At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Identification of the Audit Committee

SmartMetric does not currently have a separately - designated standing committee established in accordance with Section 3(a) (58)(A) of the Exchange Act. The entire board of directors is acting as SmartMetric’s audit committee.

Compensation Committee

SmartMetric does not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Nominating Committee

SmartMetric does not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and Chief Financial Officer.

Compliance with Section 16(a) of the Securities Act of 1934

Not Applicable.

Item 11.                       Executive Compensation.

The following is a summary of the compensation we paid to our Chief Executive Officer, Chief Financial Officer, and Vice President of Sales – Asia Pacific for the two years ended June 30, 2009 and 2008.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Colin Hendrick (President, Chief Executive Officer, Chairman of the Board) (1)	2009	170,000	-0-	-0-	-0-	-0-	-0-	-0-	170,000
	2008	170,000	-0-	-0-	-0-	-0-	-0-	-0-	170,000

Jay Needelman (Chief Financial Officer) (2)	2009	-0-	-0-	-0-	-0-	-0-	-0-	8,975	8,975
	2008	-0-	-0-	-0-	-0-	-0-	-0-	7,380	7,380

Peter Sleep (Vice President, Asia Pacific Sales and former Director) (3)	2009	-0-	-0-	-0-	-0-	-0-	-0-	70,400	70,400
	2008	-0-	-0-	-0-	-0-	-0-	-0-	131,000	131,000

(1)	Colin Hendrick has been President, CEO and director of the Company since inception. Mr. Hendrick receives an annual salary of $170,000.
(2)	Jay Needelman has been serving as CFO and director of the Company since July 2004.
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

Compensation of Directors

As of the date of this annual report, our directors have received no compensation for their service on the board of directors.   A compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director.  Please note that Mr. Sleep’s compensation was paid to him as a Director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of October 21, 2009.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Director/Officer	Number of Shares of Common Stock (1)		Percentage of Class (1)
Owner of More than 5% of Class
Applied Cryptography, Inc. 9195 Collins Avenue Surfside, Fl, 33154		49,127,778	(2)	65.0%

Directors and Executive Officers

Colin Hendrick 1150 Kane Concourse, Suite 400, Bay Harbor Islands, FL	Chief Executive Officer, Chairman of the Board of Directors	49,127,778	(2)	65.0%
Jay Needelman, CPA 1150 Kane Concourse, Suite 400, Bay Harbor Islands, FL	Chief Financial Officer, Director	0		*%
Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	Director	40,000		*%
Peter Sleep 3 Bernadette Court East Doncaster, Victoria Australia	Vice President, Asia Pacific Sales and Former Director	1,060,000	(3)	1.4%

All directors and officers as a group (5 persons)		50,227,778		66.5%

 (1)           In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on October 14, 2009, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on October 21, 2009 (75,546,222), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of any preferred stock and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

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

* Under 1 percent of the issued and outstanding shares as of October 21, 2009.

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

Item 14.   Principal Accounting Fees and Services

The approximate annual accounting fees of SmartMetric, paid to Mr. Jay Needelman, CPA, are $9,000.  SmartMetric does not anticipate any material change in this amount going forward.

Audit Fee

The aggregate fees incurred by the Company’s independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the year ended June 30, 2009, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during this fiscal year were approximately $30,000.

Audit-Related Fees

The Company incurred approximately $21,000 in fees from its independent registered public accounting firms for audit-related services during the year ended June 30, 2009.

Tax Fees

The Company incurred approximately $9,000 in fees from its independent registered public accounting firms for tax compliance and tax consulting services for the year ended June 30, 2009.

All Other Fees

The Company incurred approximately $0 in fees from its independent registered public accounting firms for services rendered to the Company other than services covered in “Audit Related Fees” for the fiscal year ended June 30, 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bay Harbor Islands, FL, on the 26th day of October, 2009.

SMARTMETRIC, INC.

By:	/s/ Colin Hendrick
Colin Hendrick
President, Chief Executive Officer and Chairman

In accordance with the requirements of the Securities and Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

/s/ Colin Hendrick	October 26, 2009
Colin Hendrick
President, Chief Executive Officer and Chairman

/s/ Jay Needelman	October 26, 2009
Jay Needelman, CPA
Chief Financial Officer and Director

/s/ Elizabeth Ryba	October 26, 2009
Elizabeth Ryba
Director