Form 10-Q
period 2009-09-30
SmartMetric, Inc.
filed 2009-11-23
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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
Yes [ ]         No [√]

As of November 16, 2009, there were 75,546,222 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.                                 FINANCIAL STATEMENTS

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND JUNE 30, 2009	F - 2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 WITH CUMULATIVE TOTALS SINCE DECEMBER 18, 2002 (INCEPTION) (UNAUDITED)	F- -3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD DECEMBER 18, 2002 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED)	F - 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 WITH CUMULATIVE TOTALS SINCE DECEMBER 18, 2002 (INCEPTION) (UNAUDITED)	F - 6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 AND 2008	F - 7

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 (UNAUDITED) AND JUNE 30, 2009

ASSETS	(unaudited)
	SEPTEMBER 30,	JUNE 30,
	2009	2009
Current Assets:
Cash and cash equivalents	$-	$42,519
Prepaid expenses and other current assets	10,954	38,758

Total Current Assets	10,954	81,277

Equipment, net of depreciation of $13,599 and $9,315, respectively	1,193	2,385

Other Assets:
Patent costs, net of amortization of $7,125 and $5,625, respectively	7,500	7,875

Total Other Assets	7,500	7,875

TOTAL ASSETS	$19,647	$91,537

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$125,768	$129,244
Cash overdraft	47,917	-
Payroll tax liabilities, accrued interest and penalties	287,474	240,677
Liability for stock to be issued	243,329	146,454

Total Current Liabilities	704,488	516,375

Total Liabilities	704,488	516,375

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.01 Par Value; 5,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Class A common stock, $.001 Par Value; 50,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 100,000,000 shares authorized
and 75,546,222 and 75,546,222 shares issued and outstanding	75,546	75,546
Additional paid-in capital	4,569,388	4,569,388
Deficits accumulated during the development stage	(5,329,775)	(5,069,772)

Total Stockholders’ Equity (Deficit)	(684,841)	(424,838)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$19,647	$91,537

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
WITH CUMULATIVE TOTALS SINCE DECEMBER 18, 2002 (INCEPTION) (UNAUDITED)

			CUMULATIVE
			TOTALS SINCE
	THREE MONTHS ENDED		INCEPTION
	SEPTEMBER 30,		DECEMBER 18,
	2009	2008	2002

OPERATING REVENUES
Revenues	$-	$-	$-

OPERATING EXPENSES

Research and development	27,376	181,392	840,975
Officer's salary	50,000	42,500	815,000
Other general and administrative expenses	176,059	133,649	3,629,344
Total Operating Expenses	253,435	357,541	5,285,319

LOSS BEFORE OTHER INCOME (EXPENSE)	(253,435)	(357,541)	(5,285,319)

OTHER INCOME (EXPENSE)

Interest expense	(6,568)	(1,794)	(45,113)
Interest income	-	-	657
Total Other Income (expense)	(6,568)	(1,794)	(44,456)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(260,003)	(359,335)	(5,329,775)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(260,003)	$(359,335)	$(5,329,775)

NET LOSS PER BASIC AND DILUTED SHARES	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	75,546,222	70,024,531

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD DECEMBER 18, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2009 (UNAUDITED)

								Deficits
								Accumulated
	Preferred Stock		Class A Common Stock		Common Stock		Additional Paid-in	During the Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance - December 18, 2002	-	$-	-	-	-	$-	$-	$-	$-

Net loss for the period December 18, 2002 (incpetion)
through June 30, 2003	-	-	-	-	-	-	-	(60)	(60)

Balance June 30, 2003	-	-	-	-	-	-	-	(60)	(60)

Shares issued of Class A Common stock	-	-	50,000,000	50,000	-	-	-	-	50,000

Shares issued of common stock for cash	-	-	-	-	8,560,257	8,560	77,042	-	85,602

Net loss for the year	-	-	-	-	-	-	-	(35,978)	(35,978)

Balance June 30, 2004	-	-	50,000,000	50,000	8,560,257	8,560	77,042	(36,038)	99,564

Costs associated with sale of common stock subject to possible rescission	-	-	-	-	-	-	(95,877)	-	(95,877)

Net loss for the year	-	-	-	-	-	-	-	(258,355)	(258,355)

Balance June 30, 2005	-	-	50,000,000	50,000	8,560,257	8,560	(18,835)	(294,393)	(254,668)

Shares issued of common stock for cash, net of offering
costs of $138,509	-	-	-	-	936,112	936	1,197,361	-	1,198,297

Shares issued of common stock for services rendered	-	-	-	-	20,000	20	19,980	-	20,000

Conversion of loans payable and accrued interest to common shares	-	-	-	-	40,000	40	62,360	-	62,400

Conversion of Class A common shares to common shares	-	-	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,225,045)	(1,225,045)

Balance June 30, 2006	-	-	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Shares issued of common stock for cash	-	-	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued of common stock for services rendered	-	-	-	-	191,505	192	(192)	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,050,189)	(1,050,189)

Balance June 30, 2007	-	-	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD DECEMBER 18, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2009 (UNAUDITED)
(CONTINUED)

Shares issued of common stock for cash	-	-	-	-	6,629,634	6,629	1,293,595	-	1,300,224

Shares issued of common stock for services rendered	-	-	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for the year	-	-	-	-	-	-	-	(1,397,056)	(1,397,056)

Balance June 30, 2008	-	-	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of shares from temporary equity to common stock	-	-	-	-	160,837	161	241,095	-	241,256

Shares issued of common stock for cash	-	-	-	-	4,412,596	4,413	438,931	-	443,344

Shares issued of common stock for services rendered	-	-	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for the year	-	-	-	-	-	-	-	(1,103,089)	(1,103,089)

Balance June 30, 2009	-	-	-	-	75,546,222	75,546	4,569,388	(5,069,772)	(424,838)

Net loss for the period	-	-	-	-	-	-	-	(260,003)	(260,003)

Balance September 30, 2009	-	$-	-	$-	75,546,222	$75,546	$4,569,388	$(5,329,775)	$(684,841)

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
WITH CUMULATIVE TOTALS SINCE DECEMBER 18, 2002 (INCEPTION) (UNAUDITED)

			CUMULATIVE
	THREE MONTHS ENDED		TOTALS SINCE
	SEPTEMBER 30,		DECEMBER 18,
	2009	2008	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(260,003)	$(359,335)	$(5,329,775)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,193	1,071	14,792
Amortization	375	375	7,500
Common stock issued for consulting services	-	-	599,339
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses	27,803	3,203	(10,955)
Increase (decrease) in accounts payable and accrued expenses	(3,476)	87,433	125,768
Increase (decrease) in payroll taxes, accrued interest and penalties	46,797	(25,778)	287,474
Increase (decrease) in liability for stock to be issued	96,875	-	243,329
Total adjustments	169,567	66,304	1,269,647

Net cash (used in) operating activities	(90,436)	(293,031)	(4,060,128)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)

Net cash (used in) investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	-	-	60,000
Loans from related parties	-	-	54,427
Repayments of loans from related parties	-	-	(54,427)
Stock subscriptions received from private placements	-	26,950	3,006,194
Sale of common stock in public offering	-	-	1,115,472
Increase (decrease) in cash overdraft	47,917	-	47,917
Public offering costs incurred	-	-	(138,471)

Net cash provided by financing activities	47,917	26,950	4,091,112

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(42,519)	(266,081)	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	42,519	266,417	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$336	$-

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$1,050	$28,174

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 1 -                      ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the June 30, 2009 10-K and audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 1 -                      ORGANIZATION AND BASIS OF PRESENTATION (CON TINUED)

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $260,003 and $359,335 for the three months ended September 30, 2009 and 2008 respectively, and has incurred a cumulative loss of $5,329,775 since inception (December 18, 2002).  In addition, the Company has a working capital deficit in the amount of $693,534 as of September 30, 2009. The Company is currently in the development stage and has been spending a majority of their time in the development of their technology.

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

The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915-10, "Accounting and Reporting by Development Stage Enterprises". The Company has devoted substantially all of its efforts to the development of their technology.  Additionally, the Company has allocated a substantial portion of their time and investment in bringing their services to the market, and the raising of capital.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SmartMetric Australia Pty. Ltd.  All significant intercompany accounts and transactions have been eliminated in consolidation.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts payable, and accrued expenses including payroll withholdings, interest and penalties approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Accounts Receivable

The Company when it will conduct business it will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at September 30, 2009.  Accounts receivable will generally be due within 30 days and collateral is not required.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes utilizing the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Uncertainty in Income Taxes

In July 2006, ASC 740-10 “Accounting for Uncertainty in Income Taxes” was issued (“ASC 740-10”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  ASC 740-10 is effective for fiscal years beginning after December 15, 2006.  Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis and have determined that as of September 30, 2009 no additional accrual for income taxes is necessary.

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the three months ended September 30, 2009 and 2008 are included in other general and administrative expenses in the condensed consolidated statements of operations.

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30, 2009	September 30, 2008

Net loss	$(260,003)	$(359,335)

Weighted-average common shares
Outstanding (Basic)	75,546,222	70,024,531

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	3,667,569	4,362,953
Weighted-average commons shares
Outstanding (Diluted)	79,213,791	74,387,484

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10, “Share-Based Payments” (“ASC 718-10”).  ASC 718-10 requires that compensation cost related to share-based payment transactions be recognized in the financial statements.  Share-based payment transactions within the scope of ASC 718-10 include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of ASC 718-10 are effective for small business issuers beginning as of the next interim period after December 15, 2005.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The Company has elected to use the modified-prospective approach method.  Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of July 1, 2006, based on the grant-date fair values.  Stock-based compensation expense for all awards granted after July 1, 2006 is based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award.  The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (“ASC 505-50”).  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”.  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company only operates in one reporting segment as of September 30, 2009 and for the three months ended September 30, 2009 and 2008.

Reclassifications

Certain balances for the three months ended September 30, 2008 have been reclassified to conform with the presentation for the three months ended September 30, 2009. The reclassifications have had no effect on the net loss for the three months ended September 30, 2008.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In September 2006, ASC issued 820, “Fair Value Measurements.”  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is encouraged.  The adoption of ASC 820 did not have a material impact on the consolidated financial statements.

In February 2007, ASC issued 825-10, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of ASC 320-10” (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is expected to expand the use of fair value measurement.  ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, ASC issued ASC 810-10-65, “Non-controlling Interests in Consolidated Financial Statements” (“ASC 810-10-65”).  ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a non-controlling interest, calculation and disclosure of the consolidated net income attributable to the parent and the non-controlling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained non-controlling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The adoption of ASC 810-10-65 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”), ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this ASC is not permitted and the ASC is to be applied prospectively only.  The adoption of ASC 805 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the ASC issued ASC 815, “Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, the ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets”. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through November 19, 2009, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 3 -                      EQUIPMENT

Equipment as of September 30, 2009 (unaudited) and June 30, 2009 were as follows:

	Estimated Useful Lives (Years)	September 30, 2009	June 30, 2009

Computer equipment	3 - 5	$15,984	$15,984

Less: accumulated depreciation		(14,791)	(13,599)
Equipment, net		$1,193	$2,385

There was $1,192 and $696 charged to operations for depreciation expense for the three months ended September 30, 2009 and 2008, respectively.

NOTE 4 -                      PATENT COSTS

Patent costs as of September 30, 2009 (unaudited) and June 30, 2009 were as follows:

	Estimated Useful Lives (Years)	September 30, 2009	June 30, 2009

Computer equipment	10	$15,000	$15,000

Less: accumulated depreciation		(7,500)	(7,125)
Equipment, net		$7,500	$7,875

There was $375 and $375 charged to operations for amortization expense for the three months ended September 30, 2009 and 2008, respectively.

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

Lease Agreement

The Company leases office space in Bay Harbor Islands, Florida under a month to month agreement at a monthly rental of $4,815 per month. Rent expense for the three months ended September 30, 2009 and 2008 was $7,900 and $22,245, respectively.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 7 -                      STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2009, the Company has 5,000,000 shares of preferred stock, par value $0.01, authorized and no shares issued and outstanding. There have been no issuances of preferred stock since the Company’s inception.

Class A Common Stock

As of September 30, 2009, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. The Company in October 2003 issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in February and May 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares, par value $0.001. In 2006, the Company amended their articles of incorporation to increase the 45,000,000 shares to 100,000,000 shares.

As of September 30, 2009, the Company has 75,546,222 shares of common stock issued and outstanding.

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

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

In the three months ended September 30, 2009, the Company has not issued any shares of stock and has received $96,875 of stock subscriptions for 972,000 shares which has been recorded as a liability for stock to be issued.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 8 -                      STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

The Company granted from time to time warrants in connection with private placements at various prices as noted herein. Each warrant is exercisable for 12 months from the date of issue into one share of common stock at various prices. As of September 30, 2009 and 2008, the following is a breakdown of the activity:

September 30, 2009:

Outstanding - beginning of period	3,750,569
Issued	-
Exercised	-
Expired	(83,000)

Outstanding - end of period	3,667,569

September 30, 2008:

Outstanding - beginning of period	5,239,816
Issued	26,950
Exercised	-
Expired	(903,813)

Outstanding - end of period	4.362,953

The 3,667,569 warrants outstanding at September 30, 2009, expire at various times through September 30, 2010.

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 9 -                      PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2009, deferred tax assets consist of the following:

Net operating losses	$1,812,124

Valuation allowance	(1,812,124)

$-

At September 30, 2009, the Company had a net operating loss carryforward in the amount of $5,329,775 available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2009 and 2008 is summarized as follows:

	2009	2008

Federal statutory rate	(34.0%)	(34.0%)

State income taxes, net of federal benefits	3.3	3.3

Valuation allowance	30.7	30.7
	0%	0%

NOTE 10 -                    FAIR VALUE MEASUREMENTS

ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2009 and 2008

Revenue and Net Income (Loss)

For the three months ended September 30, 2009, there was $0 sales revenue and a net loss of $260,003.  For the three months ended September 30, 2008, there was $0 sales revenue and a net loss of $359,335. This decreased loss of $99,332 or 27.6% resulted primarily from lower research and development costs ..

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009 were $176,059, an increase of $42,410 or 31.7% compared to $133,649 for the comparable period in 2008. The increase was primarily attributable to increased promotional and travel costs.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2009 were $27,376, an decrease of $154,016 or 84.9% compared to $181,392 for the comparable period in 2008. The decrease was primarily attributable to the prototype nearing completion.

Interest Expenses

Interest expense for the three months ended September 30, 2009 was $6,568 compared to $1,794 for the comparable period in 2008, an increase of $4,774 or 266.1%. The increase was primarily attributable to interest accrued and/or paid to the Internal Revenue Service relating to payroll taxes.

Income Tax Expenses

Income tax for the three months ended September 30, 2009 was $0, unchanged from September 30, 2008.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalents were $42,519 at the beginning of three months ended September 30, 2009 and decreased to ($47,917) by the end of such period, a decrease of $90,436 or 212%.  The decrease was primarily attributable to increased travel costs and a bank overdraft.

Net cash provided by operating activities

Net cash used in operating activities was $90,436 for the three months ended September 30, 2009, an decrease of $202,595 or 69.1% from the comparable period in 2008.

Net cash used in investing activities

Net cash used in investing activities was $0 for three months ended September 30, 2009, unchanged from September 30, 2008.

Net cash provided by financing activities

Net cash provided by financing activities was $47,917 for the three months ended September 30, 2009, an increase of $20,967 or 77.8%, from the comparable period in 2008.

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

The following table (in thousands) summarizes our contractual obligations as of September 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

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

SmartMetric did not purchase any intangible assets for the three months ended September 30, 2009.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

Item 4T.	CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Exchange Act, our management, including our Chief Executive Offer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, we have concluded that because of significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.    Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with section 404 of the Sarbanes-Oxley of 2002 (“section 404”).  Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2009, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions.  These deficiencies have, on occasion, prevented us from timely filing of our 8-K and 10-K.  However, management believes that these deficiencies do not amount to a material weakness.  Therefore our internal controls over financial reporting were effective as of September 30, 2009.

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

Changes in Internal Control over Financial Reporting

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

1)
We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources as of November 19, 2009.  However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2009.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have not resulted in a material misstatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, we believe that our financial controls were effective.  These deficiencies, as stated above, have on occasion cause late filing of our 8-K, 10-Q and 10-K.

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

PART II.  OTHER INFORMATION

Item 1.                       LEGAL PROCEEDINGS

None.  Notwithstanding the foregoing, the Company intends to protect its patents and to vigorously pursue actions against defendants that infringe on any of its intellectual property rights.

Item 1A.                    RISK FACTORS

Not Applicable.

Item 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Item 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.                       OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended September 30, 2009 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: November 23, 2009	By:	/s/ Colin Hendrick
Colin Hendrick, President (Principal Executive Officer)

Dated: November 23, 2009	By:	/s/ Jay Needelman
Jay Needelman , Chief Financial Officer (Principal Financial and Accounting Officer)