Form 10-Q
period 2009-12-31
SmartMetric, Inc.
filed 2010-02-22
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2009

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
Yes / /         No [√]

As of February 8, 2010, there were 75,626,722 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.                                 FINANCIAL STATEMENTS

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2009 (UNAUDITED) AND JUNE 30, 2009	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 WITH CUMULATIVE TOTALS SINCE DECEMBER 18, 2002 (INCEPTION) (UNAUDITED)	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD DECEMBER 18, 2002 (INCEPTION) TO DECEMBER 31, 2009 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 WITH CUMULATIVE TOTALS SINCE DECEMBER 18, 2002 (INCEPTION) (UNAUDITED)	F-6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 AND 2008	F-7

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 (UNAUDITED) AND JUNE 30, 2009

ASSETS	(unaudited)
	DECEMBER 31,	JUNE 30,
	2009	2009
Current Assets:
Cash and cash equivalents	$-	$42,519
Prepaid expenses and other current assets	10,954	38,758

Total Current Assets	10,954	81,277

Equipment, net of depreciation of $15,984 and $13,599, respectively	-	2,385

Other Assets:
Patent costs, net of amortization of $7,875 and $7,125, respectively	7,125	7,875

Total Other Assets	7,125	7,875

TOTAL ASSETS	$18,079	$91,537

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$160,781	$129,244
Cash overdraft	65,713	-
Due to shareholder	19,874	-
Payroll tax liabilities, accrued interest and penalties	343,454	240,677
Liability for stock to be issued	324,154	146,454

Total Current Liabilities	913,976	516,375

Total Liabilities	913,976	516,375

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 5,000,000 shares authorized
500,000 designated as Series B Convertible Preferred Stock
200,000 shares of Series B Convertible Preferred Stock issued and outstanding	200	-
Class A common stock, $.001 Par Value; 50,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 200,000,000 shares authorized
and 79,046,222 and 75,546,222 shares issued and outstanding	79,046	75,546
Additional paid-in capital	5,140,688	4,569,388
Deficits accumulated during the development stage	(6,115,831)	(5,069,772)

Total Stockholders’ Equity (Deficit)	(895,897)	(424,838)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$18,079	$91,537

The accompanying notes are an integral part of the consolidated financial statements

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
WITH CUMULATIVE TOTALS SINCE DECEMBER 18, 2002 (INCEPTION) (UNAUDITED)

					CUMULATIVE
					TOTALS SINCE
	SIX MONTHS ENDED		THREE MONTHS ENDED		INCEPTION
	DECEMBER 31,		DECEMBER 31,		DECEMBER 18,
	2009	2008	2009	2008	2002

OPERATING REVENUES
Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES

Research and development	40,731	183,479	13,355	2,087	854,330
Officer's salary	92,500	85,000	42,500	42,500	857,500
Other general and administrative expenses	903,030	295,933	726,971	162,284	4,356,315
Total Operating Expenses	1,036,261	564,412	782,826	206,871	6,068,145

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,036,261)	(564,412)	(782,826)	(206,871)	(6,068,145)

OTHER INCOME (EXPENSE)

Interest expense	(9,798)	(3,298)	(3,230)	(1,504)	(48,343)
Interest income	-	-	-	-	657
Total Other Income (expense)	(9,798)	(3,298)	(3,230)	(1,504)	(47,686)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,046,059)	(567,710)	(786,056)	(208,375)	(6,115,831)
Provision for Income Taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,046,059)	$(567,710)	$(786,056)	$(208,375)	$(6,115,831)

NET LOSS PER BASIC AND DILUTED SHARES	(0.01)	(0.01)	(0.01)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	76,456,548	70,673,809	77,366,874	71,312,303

The accompanying notes are an integral part of the consolidated financial statements

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD DECEMBER 18, 2002 (INCEPTION) THROUGH DECEMBER 31, 2009 (UNAUDITED)

								Deficits
								Accumulated
	Series B Convertible						Additional	During the
	Preferred Stock		Class A Common Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance - December 18, 2002	-	$-	-	-	-	$-	$-	$-	$-

Net loss for the period December 18, 2002 (incpetion) through June 30, 2003	-	-	-	-	-	-	-	(60)	(60)

Balance June 30, 2003	-	-	-	-	-	-	-	(60)	(60)

Shares issued of Class A Common stock	-	-	50,000,000	50,000	-	-	-	-	50,000

Shares issued of common stock for cash	-	-	-	-	8,560,257	8,560	77,042	-	85,602

Net loss for the year	-	-	-	-	-	-	-	(35,978)	(35,978)

Balance June 30, 2004	-	-	50,000,000	50,000	8,560,257	8,560	77,042	(36,038)	99,564

Costs associated with sale of common stock subject to possible rescission	-	-	-	-	-	-	(95,877)	-	(95,877)

Net loss for the year	-	-	-	-	-	-	-	(258,355)	(258,355)

Balance June 30, 2005	-	-	50,000,000	50,000	8,560,257	8,560	(18,835)	(294,393)	(254,668)

Shares issued of common stock for cash, net of offering costs of $138,509	-	-	-	-	936,112	936	1,197,361	-	1,198,297

Shares issued of common stock for services rendered	-	-	-	-	20,000	20	19,980	-	20,000

Conversion of loans payable and accrued interest to common shares	-	-	-	-	40,000	40	62,360	-	62,400

Conversion of Class A common shares to common shares	-	-	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,225,045)	(1,225,045)

Balance June 30, 2006	-	-	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Shares issued of common stock for cash	-	-	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued of common stock for services rendered	-	-	-	-	191,505	192	(192)	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,050,189)	(1,050,189)

Balance June 30, 2007	-	-	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Shares issued of common stock for cash	-	-	-	-	6,629,634	6,629	1,293,595	-	1,300,224

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD DECEMBER 18, 2002 (INCEPTION) THROUGH DECEMBER 31, 2009 (UNAUDITED) (Continued)

Shares issued of common stock for services rendered	-	-	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for the year	-	-	-	-	-	-	-	(1,397,056)	(1,397,056)

Balance June 30, 2008	-	-	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of shares from temporary equity to common stock	-	-	-	-	160,837	161	241,095	-	241,256

Shares issued of common stock for cash	-	-	-	-	4,412,596	4,413	438,931	-	443,344

Shares issued of common stock for services rendered	-	-	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for the year	-	-	-	-	-	-	-	(1,103,089)	(1,103,089)

Balance June 30, 2009	-	-	-	-	75,546,222	75,546	4,569,388	(5,069,772)	(424,838)

Shares issued for patent	200,000	200	-	-	-	-	(200)	-	-

Shares issued of common stock for services rendered	-	-	-	-	3,500,000	3,500	329,000	-	332,500

Warrants issued for services rendered	-	-	-	-	-	-	242,500	-	242,500

Net loss for the period	-	-	-	-	-	-	-	(1,046,059)	(1,046,059)

Balance December 31, 2009	200,000	$200	-	$-	79,046,222	$79,046	$5,140,688	$(6,115,831)	$(895,897)

The accompanying notes are an integral part of the consolidated financial statements

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
WITH CUMULATIVE TOTALS SINCE DECEMBER 18, 2002 (INCEPTION) (UNAUDITED)

	SIX MONTHS ENDED		CUMULATIVE
	DECEMBER 31,		TOTALS SINCE
	2009	2008	DECEMBER 18, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,046,059)	$(567,710)	$(6,115,831)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	2,385	2,142	15,984
Amortization	750	750	7,875
Common stock issued for consulting services	332,500	-	931,839
Warrants issued for consulting services	242,500	-	242,500
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses	27,803	(7,013)	(10,955)
Increase (decrease) in accounts payable and accrued expenses	31,537	55,908	160,781
Increase (decrease) in payroll taxes, accrued interest and penalties	102,778	9,759	343,455
Increase (decrease) in liability for stock to be issued	177,700	-	324,154
Total adjustments	917,953	61,546	2,018,033

Net cash (used in) operating activities	(128,106)	(506,164)	(4,097,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)

Net cash (used in) investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	-	-	60,000
Increase in due from shareholder	19,874	-	19,874
Loans from related parties	-	-	54,427
Repayments of loans from related parties	-	-	(54,427)
Stock subscriptions received from private placements	-	248,233	3,006,194
Sale of common stock in public offering	-	-	1,115,472
Increase (decrease) in cash overdraft	65,713	-	65,713
Public offering costs incurred	-	-	(138,471)

Net cash provided by financing activities	85,587	248,233	4,128,782

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(42,519)	(257,931)	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	42,519	266,417	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$8,486	$-

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$1,050	$28,174

The accompanying notes are an integral part of the consolidated financial statements

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 1 -                      ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $1,046,059 and $567,710 for the six months ended December 31, 2009 and 2008 respectively, and has incurred a cumulative loss of $6,115,831 since inception (December 18, 2002).  In addition, the Company has a working capital deficit in the amount of $895,897 as of December 31, 2009. The Company is currently in the development stage and has been spending a majority of their time in the development of their technology.

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
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

Accounts Receivable

The Company when it will conduct business it will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at December 31, 2009.  Accounts receivable will generally be due within 30 days and collateral is not required.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

Uncertainty in Income Taxes

In July 2006, ASC 740-10 “Accounting for Uncertainty in Income Taxes” was issued (“ASC 740-10”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  ASC 740-10 is effective for fiscal years beginning after December 15, 2006.  Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis and have determined that as of December 31, 2009 no additional accrual for income taxes is necessary.

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the six months ended December 31, 2009 and 2008 are included in other general and administrative expenses in the condensed consolidated statements of operations.

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
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2009	2008

Net loss	$(1,046,059)	$(567,710)

Weighted-average common shares Outstanding (Basic)	76,456,548	70,673,809

Weighted-average common stock Equivalents
Preferred stock	-	-
Warrants	5,332,569	5,788,503
Weighted-average commons shares Outstanding (Diluted)	81,789,117	76,462,312

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
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”.  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company only operates in one reporting segment as of December 31, 2009 and for the six months ended December 31, 2009 and 2008.

Reclassifications

Certain balances for the six months ended December 31, 2008 have been reclassified to conform with the presentation for the six months ended December 31, 2009. The reclassifications have had no effect on the net loss for the six months ended December 31, 2008.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through February 19, 2010, the date the financial statements were issued.

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 3 -                      EQUIPMENT

Equipment as of December 31, 2009 (unaudited) and June 30, 2009 were as follows:

	Estimated Useful Lives (Years)	December 31, 2009	June 30, 2009

Computer equipment	3-5	$15,984	$15,984

Less: accumulated depreciation		(15,984)	(13,599)
Equipment, net		$0	$2,385

There was $2,385 and $2,142 charged to operations for depreciation expense for the six months ended December 31, 2009 and 2008, respectively.

NOTE 4 -                      PATENT COSTS

Patent costs as of December 31, 2009 (unaudited) and June 30, 2009 were as follows:

	Estimated Useful Lives (Years)	December 31, 2009	June 30, 2009

Legal fees paid in connection with patent applications	10	$15,000	$15,000

Less: accumulated amortization		(7,875)	(7,125)
Patent costs, net		$7,125	$7,875

There was $750 and $750 charged to operations for amortization expense for the six months ended December 31, 2009 and 2008, respectively.

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
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

NOTE 6 -                      COMMITMENTS

PATENT LICENSE AGREEMENT

Effective August 1, 2004, the Company executed a license agreement with Applied Cryptology, Inc. (“ACI”), a corporation controlled by the Company’s president and the owner of certain technology. Pursuant to the license agreement, the Company has the right to make use of this technology for the purpose of developing software and systems to be used by the Company to provide any or all of the following: 1) secure transactions over the Internet from home and office computers; 2) an automatic method for connecting to remote computers; 3) a method of developing targeted advertising to home and/or office computers; and 4) identity verification and access control as provided for in the patent. Pursuant to this license agreement, ACI will receive 2% of all revenues generated by the Company on products which utilize this patented technology. The license fee will be paid within 45 days of the end of each quarter. In the event no revenues are generated through the use of any of the licensed patents during a given quarter, no money shall be owed ACI for such quarter. ACI may rescind the license agreement and reclaim all rights and interest in the patents if certain events, such as the Company’s filing for bankruptcy protection or reorganization, occur. This license agreement will remain in effect for the lives of the patents. The Company may utilize the technological applications anywhere in the world without limitation.  Upon execution of the Assignment and Assumption Agreement on December 11, 2009 (see Note 7), the Patent License Agreement was terminated.

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

Lease Agreement

The Company leases office space in Bay Harbor Islands, Florida under a month to month agreement at a monthly rental of $4,815 per month. Rent expense for the six months ended December 31, 2009 and 2008 was $14,400 and $47,480, respectively.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 7 -                      STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of December 31, 2009, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and no shares issued and outstanding.

On December 11, 2009, the Company filed a Certificate of Designation with the State of Nevada, to designate 500,000 shares of the preferred stock to be designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

Each share of Series B Convertible Preferred Stock will have a par value of $0.001, and a stated value equal to $5.00 (“Stated Value”). Holders of the Series B Convertible Preferred Stock shall be entitled to receive dividends or other distributions with the holders of the common stock of the Company on an as converted basis when, as, and if declared by the directors of the Company. Holders of the Series B Convertible Preferred Stock shall be entitled to convert all or any one (1) share of the Series B Convertible Preferred Stock into fifty (50) shares of common stock.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (“liquidation”), holders of the Series B Convertible Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the Stated Value, pro rata with the holders of the common stock.

On December 11, 2009, the Company entered into an Assignment and Assumption Agreement with ACI (the “assignment and Assumption Agreement”). In accordance with the Assignment and Assumption Agreement, ACI conveys, assigns and transfers to the Company all of ACI’s rights, title and interest in and to the Patent (see Note 6) and delegates to the Company all of its duties and obligations to be performed under the Patent; and the Company hereby accepts the assignment of all of ACI’s rights, title and interest to the Patent and the rights and delegation of duties and obligations and agrees to be bound by and to assume such duties and obligations.

In consideration for the assignment of the Patent, the company has issued 200,000 shares of Series B Convertible Preferred Stock. ACI may only convert these shares into common shares (in accordance with the conversion terms noted herein) upon delivering to the Company, a third party valuation of the assigned Patent conducted by a nationally qualified accounting firm or IP law firm mutually agreed upon between the Company and ACI, indicating that such Patent is valued at a minimum of $1,000,000.

In connection with the Assignment and Assumption Agreement, the Company and ACI entered into an option agreement pursuant to which the Company agreed to grant ACI an option to purchase the Patent from the Company for 100,000 shares of Series B Convertible Preferred Stock, only in the event that the Company fails to generate at least $1,000,000 in gross revenues attributable to the Patent at the conclusion of 24 months from the date of the Assignment and Assumption Agreement, December 11, 2011.

The Company has determined that the Patent has no value at this point and has recorded the transaction to issue the 200,000 shares of Series B Convertible Preferred Stock at $0.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 7 -                      STOCKHOLDERS’ EQUITY (DEFICIT)

Class A Common Stock

As of December 31, 2009, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. The Company in October 2003 issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in February and May 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares, par value $0.001. In 2006, the Company amended their articles of incorporation to increase the 45,000,000 shares to 100,000,000 shares. In 2009, the Company further increased the authorized shares to 200,000,000.

As of December 31, 2009, the Company has 79,046,222 shares of common stock issued and outstanding.

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
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

In the six months ended December 31, 2009, the Company has received $177,700 of stock subscriptions for 1,777,000 shares which has been recorded as a liability for stock to be issued. In addition, the Company issued 3,000,000 shares of common stock for investor relations services on November 9, 2009 at a value of $300,000 ($0.10 per share), and 500,000 shares for consulting services on December 15, 2009 at a value of $32,500 ($0.065 per share).

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 8 -                      STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

The Company granted from time to time warrants with a term of one-year in connection with private placements at various prices as noted herein. In addition, the Company executed a warrant agreement with an investor relations company for 5,000,000 warrants to be issued in two tranches. The first tranche of 2,500,000 warrants (the “October warrants”) has been issued in October 2009, and the second tranche of 2,500,000 warrants are to be issued on March 31, 2010 (the “March warrants”). The  October warrants expire October 25, 2012, and have strike prices as follows: 1,000,000 at $0.10 per share; 1,000,000 at $0.15 per share ; and 500,000 at $0.20 per share. The March warrants expire March 29, 2013, and have strike prices as follows: 500,000 at $0.20 per share; 1,000,000 at $0.25 per share; and 1,000,000 at $0.30 per share. As of December 31, 2009 and 2008, the following is a breakdown of the activity:

December 31, 2009:

Outstanding - beginning of period	3,750,569
Issued	2,500,000
Exercised	-
Expired	(918,000)

Outstanding - end of period	5,332,569
December 31, 2008:

Outstanding - beginning of period	5,239,816
Issued	1,785,000
Exercised	-
Expired	(1,236,313)

Outstanding - end of period	5,788,503

Of the 5,332,569 warrants outstanding, they all vest immediately and 2,832,569 warrants expire at various times through December 31, 2010, and the remaining 2,500,000 warrants expire October 25, 2012. The Company valued the October warrants using the black-scholes method with the following criteria: stock price $0.10; strike price $0.10, $0.15 and $0.20 (as noted above); volatility 249.75%; and interest rate 0.34%. The criteria yielded option values of $0.097 and $0.096, resulting in a value of $242,500 for the 2,500,000 warrants.

The warrant agreements contain no clauses regarding adjustments to exercise price, net settlement provisions, registration rights or liquidated damages clauses.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

At December 31, 2009, deferred tax assets consist of the following:

Net operating losses	$2,079,383

Valuation allowance	(2,079,383)
$-

At December 31, 2009, the Company had a net operating loss carryforward in the amount of $6,115,831 available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2009 and 2008 is summarized as follows:

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

A prototype of our biometric card was completed in February 2005 and we have been adjusting and developing software for the card since that date.  The finished product will be the prototype or model for our biometric cards, which will be manufactured upon receipt of customer orders.   We are in the process of revising some of the engineering of the prototype so as to decrease the size of the circuitry contained in the card. We expect that the revised prototype will be completed by June 30, 2010.

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

Results of Operations

Comparison of the Six Months Ended December 31, 2009 and 2008

Revenue and Net Income (Loss)

For the six months ended December 31, 2009, there was $0 sales revenue and a net loss of $471,059.  For the six months ended December 31, 2008, there was $0 sales revenue and a net loss of $567,710. This decreased loss of $96,651 or 17.0% resulted primarily from lower research and development costs due to a lack of funding.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2009 were $328,030, an increase of $32,097 or 9.8% compared to $295,933 for the comparable period in 2008. The increase was primarily attributable to increased professional fees.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2009 were $40,731, a decrease of $142,748 compared to $183,479 for the comparable period in 2008. The decrease was primarily attributable to a lack of funding for development of the prototype.

Interest Expenses

Interest expense for the six months ended December 31, 2009 was $9,798 compared to $3,298 for the comparable period in 2008, an increase of $6,500. The increase was primarily attributable to more interest accrued to the Internal Revenue Service relating to payroll taxes.

Income Tax Expenses

Income tax for the six months ended December 31, 2009 was $0.

Comparison of the Three Months Ended December 31, 2009 and 2008

Revenue and Net Income (Loss)

For the three months ended December 31, 2009, there was $0 sales revenue and a net loss of $211,056.  For the three months ended December 31, 2008, there was $0 sales revenue and a net loss of $208,375. This increased loss of $2,681 or 1.3% resulted primarily from increased research and development costs.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2009 were $151,971, a decrease of $10,313 or 6.8% compared to $162,284 for the comparable period in 2008. The decrease was primarily attributable to decreased promotional and advertising expenses.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2009 were $13,355, an increase of $11,268 compared to $11,268 for the comparable period in 2008. The increase was primarily attributable to revisions to the prototype.

Interest Expenses

Interest expense for the three months ended December 31, 2009 was $3,230 compared to $1,504 for the comparable period in 2008, an increase of $1,726. The increase was primarily attributable to more interest accrued to the Internal Revenue Service relating to payroll taxes.

Income Tax Expenses

Income tax for the three months ended December 31, 2009 was $0, unchanged from the previous period.

Liquidity and Capital Resources

Cash and Cash Equivalent

Our cash and cash equivalents were ($47,917) at the beginning of three months ended December 31, 2009 and decreased to ($65,713) by the end of such period, a decrease of $17,796, or 37.1%.  The decrease was primarily attributable to increased legal and professional costs.

Net cash provided by operating activities

Net cash used in operating activities was $128,106 for the six months ended December 31, 2009, a decrease of $378,058, or 74.7% from the comparable period in 2008.

Net cash used in investing activities

Net cash used in investing activities was $0 for six months ended December 31, 2009 unchanged from December 31, 2008.

Net cash provided by financing activities

Net cash provided by financing activities was $85,587 for the six months ended December 31, 2009, a decrease of $162,646 or 65.5%, from the comparable period in 2008.

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

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter
Capital expenditures	$0	$0	$0	0	-

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

SmartMetric did not purchase any intangible assets for the three months ended December 31, 2009.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

Item 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Exchange Act, our management, including our Chief Executive Offer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, we have concluded that because of significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.    Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with section 404 of the Sarbanes-Oxley of 2002 (“section 404”).  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions.  These deficiencies have, on occasion, prevented us from timely filing of our 8-K and 10-K.  However, management believes that these deficiencies do not amount to a material weakness.  Therefore our internal controls over financial reporting were effective as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

1)
We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources as of February 22, 2010.  However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

On December 11, 2009, Smartmetric entered into an Assignment and Assumption Agreement (“Assignment Agreement”) with Applied Cryptology, Inc. (the “Assignor”) pursuant to which the Assignor assigned all or its rights, title and interest to certain technology which is the subject of a Patent Cooperation Treaty Application filed on February 18, 2000 with the United States Patent and Trademark Office, and originally the subject of an application filed on February 18, 1999 with the Australian Patent and Trademark Office and the recipient of a patent from the United States Patent and Trademark office, dated December 4, 2001, including adaptations, derivatives of, and current and future technological developments thereto (the “Patent”) to the Company.  In consideration for the assignment of the Patent, Smartmetric issued the Assignor 200,000 shares of Smartmetric’s Series B preferred stock (the “Series B Preferred Stock”).

Each share of Series B Preferred Stock shall be entitled to vote on any matter with the holders of common stock voting together as one (1) class.  The Series B Preferred Stock has a liquidation preference of $5.00 per share and shall be entitled to receive dividends or other distributions with the holders of the common stock of the Company on an as converted basis, when, as, and if declared by the board of directors.  Each share of Series B Preferred Stock is convertible, at the option of the holder, into fifty (50) shares of common stock after delivering to the Company a third party valuation of the Patent conducted by a nationally qualified accounting firm or IP law firm mutually agreement upon by the Company and Assignor indicating that the Patent is valued at $1,000,000 or higher.

In connection with the Assignment Agreement, on December 11, 2009, the Company and Assignor entered into an option agreement pursuant to which the Company agreed to grant Assignor an option to purchase the Patent from the Company for 100,000 shares of the Company’s Series B Preferred Stock, only in the event that Company fails to generate at least $1,000,000 in gross revenues attributable to the Patent at the conclusion of 24 months from the date of Assignment Agreement.

The issuance of the shares of Series B Preferred Stock was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

In the six months ended December 31, 2009, the Company received $177,700 of stock subscriptions for 1,777,000 shares of common stock which has been recorded as a liability for stock to be issued.

On November 9, 2009, the Company issued 3,000,000 shares of common stock for investor relations services at a value of $300,000 ($0.10 per share), and 500,000 shares for consulting services on December 15, 2009 at a value of $32,500 ($0.065 per share). In addition, the Company executed a warrant agreement with the investor relations company for 5,000,000 warrants to be issued in two tranches. The first tranche of 2,500,000 warrants (the “October warrants”) has been issued in October 2009, and the second tranche of 2,500,000 warrants are to be issued on March 31, 2010 (the “March warrants”). The October warrants expire October 25, 2012, and have strike prices as follows: 1,000,000 at $0.10 per share; 1,000,000 at $0.15 per share; and 500,000 at $0.20 per share. The March warrants expire March 29, 2013, and have strike prices as follows: 500,000 at $0.20 per share; 1,000,000 at $0.25 per share; and 1,000,000 at $0.30 per share.

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

Item 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective December 11, 2009, the Company filed a certificate of amendment to its articles of incorporation pursuant to which the Company changed its authorized capital stock to now consist of 205,000,000 shares, consisting of 200,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of preferred stock, $0.001 par value.  The preferred stock, or any series thereof, shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be expressed in the resolution or resolutions providing for the issue of such stock adopted by the Board of Directors and may be made dependent upon facts ascertainable outside such resolution or resolutions of the Board of Directors, provided that the matter in which such facts shall operate upon such designations, preferences, rights and qualifications; limitations or restrictions of such class or series of stock is clearly and expressly set forth in the resolution or resolutions providing for the issuance of such stock by the Board of Directors.  The certificate of amendment was approved by a majority of the Company’s shareholders on December 9, 2009.

Item 5.                     OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended December 31, 2009 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: February 22, 2010	By:	/s/ Colin Hendrick
Colin Hendrick, President

Dated: February 22, 2010	By:	/s/ Jay Needelman
Jay Needelman , Chief Financial Officer