Form 10-Q
period 2010-03-31
SmartMetric, Inc.
filed 2010-05-24
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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
Yes //    No //

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes / /         No [√]

As of May 10, 2010, there were 81,836,222 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.                                 FINANCIAL STATEMENTS
SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	June 30,
	2010	2009

ASSETS
Current assets:
Cash	$7,353	$42,519
Prepaid expenses and other current assests	$10,954	$38,758
		-
Total current assets	18,307	81,277

Equipment, net accumulated depreciation of
$15,984 and $13,599, respectively	-	2,385

Other assets:
Patent costs, net accumulated amortization
of $8,250 and $7,125, respectively	6,750	7,875

Total assets	$25,057	$91,537

LIABILITIES AND STOCKHOLDERS' CAPITAL

Current Liabilities
Accounts payable and accrued expenses	$231,067	$129,244
Liability for stock to be issued	$324,154	$146,454
Payroll taxes, withholdings, and accrued
interest and penalties	378,052	240,677
Total current liabilities	933,273	516,375

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares
authorized, 200,000 and 0 shares issued and outstanding, respectively	200	-
Class A common stock, $.001 par value; 50,000,000
shares authorized, 0 shares issued and outstanding
Common stock, $.001 par value; 100,000,000 shares
authorized, issued and outstanding 81,976,222 and
74,037,942 shares, respectively	81,976	75,546
Additional paid-in-capital	5,284,258	4,569,388
Deficit accumulated during the development stage	(6,274,650)	(5,069,772)

Total stockholders' equity	(908,216)	(424,838)

Total liabilities and stockholders' equity	$25,057	$91,537

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		Cumulative During Development Stage (December 18, 2002 to March 31,
	2010	2009	2010	2009	2010)
REVENUES
	$-	$-	$-	$-	$-

Operating expenses:
Officer's salary	17,000	42,500	109,500	127,500	874,500
Other general and administrative	120,854	136,255	1,023,884	432,188	4,477,169
Research and development	17,388	59,518	58,119	242,997	871,718

Total operating expenses	155,242	238,273	1,191,503	802,685	6,223,387

Loss from operations	$(155,242)	$(238,273)	$(1,191,503)	$(802,685)	$(6,223,387)

Interest income	-	-			657
Interest expense	(3,577)	(2,089)	(13,375)	(5,387)	(51,920)

Total other expenses and income	(3,577)	(2,089)	(13,375)	(5,387)	(51,263)

Net loss	$(158,819)	$(240,362)	$(1,204,878)	$(808,072)	$(6,274,650)

Net loss per share,
basic and diluted	(0.00)	(0.00)	(0.02)	(0.01)

Weighted average number
of common shares
outstanding,
basic and diluted	80,251,666	73,252,658	78,786,744	71,533,425

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			Cumulative
			During the
			Development
			Stage
			(December
	Nine Months Ended		18, 2002
	March 31,		to March 31
	2010	2009	2010)
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net loss to net cash used in operating activities	$(1,204,878)	$(808,072)	$(6,274,650)
Interest accrued on convertible notes payable	-	-	2,400
Common stock issued for consulting services	575,000		1,174,339
Depreciation of equipment	2,385	3,213	15,984
Amortization of patent costs	1,125	1,125	8,250
Changes in Current Assets and Liabilities
Prepaid expenses	27,804	(12,837)	(10,954)
Organization costs	-
Accounts payable and accrued expenses	101,823	111,700	231,067
Liability for stock to be issued	177,700	-	324,154
Payroll taxes, withholdings, and accrued	-
interest and penalties	137,375	49,538	378,052

Net Cash Used in Operating Activities	(181,666)	(655,333)	(4,151,358)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment purchased	-	-	(15,984)
Patent costs incurred	-	-	(15,000)

Net Cash Used in Investing Activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	60,000
Loans from related party	-	-	54,427
Repayment of loans from related party			(54,427)
Stock subscriptions collected from private placements, net	146,500	405,290	3,152,694
Sale of common stock in public offering	-	-	1,115,472
Public offering costs incurred			(138,471)

Net cash provided by financing activities	146,500	405,290	4,189,695

NET INCREASE (DECREASE) IN CASH	(35,166)	(250,043)	7,353

CASH - BEGINNING OF PERIOD	42,519	266,417	-

CASH - END OF PERIOD	$7,353	$16,374	$7,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$13,375	$1,050	$41,549
Cash paid during the period for income taxes	-	-	-

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Class A Common Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)

Net loss for period
December 18,
2002
(date of
inception)
to June 30, 2003	-	$-	-	$-	$-	$(60)	$(60)

Balances, June 30,	-	-	-	-	-	(60)	(60)
2003

Sale of Class A
common stock in
October 2003 at a price
of $.001 per share	50,000,000	50,000	-	-	-	-	50,000

Sale of Common
stock
from October
2003
to June 2004 at a
price of $.01 per
share	-	-	8,560,257	8,560	77,042	-	85,602

Net loss for year
ended
June 30, 2004	-	-	-	-	-	(35,978)	(35,978)

Balances, June 30
2004	50,000,000	50,000	8,560,257	8,560	77,042	(36,038)	99,564

Costs Associated
with
sale of common
stock
subject to
possible
rescission	-	-	.	-	(95,877)	-	(95,877)

Net loss for year
ended
June 30, 2005	-	-	-	-	-	(258,355)	(258,355)

Balances, June 30,
2005	50,000,000	50,000	8,560,257	8,560	(18,835)	(294,393)	(254,668)

Sale of Common
stock
from August
2005 to
February 2006 in public
offering at $1.50
per
share, less
offering
costs of $138,471	-	-	743,648	744	976,257	-	977,001

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Class A Common Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)

Conversion of
Class A
common stock to
common stock by
related parties in
February and
May 2006	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Conversion of	-	-	-	-	-	(60)	(60)
$60,000
common stock to
loans payable and
accrued interest
to
common stock in
March 2006	-	-	40,000	40	62,360	-	62,400

Shares issued for
services	-	-	20,000	20	19,980	-	20,000

Sale of Units from
May
2006 to June
2006 in	-	-	8,560,257	8,560	77,042	-	85,602
private offering at
$1.15
per Unit less
offering
costs of $38	-	-	192,464	192	221,104	-	221,104

Net loss for year
ended
June 30, 2006	-	-	-	-	-	(1,225,045)	(1,225,045)

Balances, June 30,
2006	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Sale of Units in
private
placements	-	-	1,208,887	1,209	759,140	-	760,349

Shares issues for
services
and adjustments	-	-	191,505	192	(192)	-	-

Net loss for year
ended
June 30, 2007	-	-	-	-	-	(1,050,189)	(1,050,189)

Balances, June 30,
2007	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Class A Common Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)

Sale of Units in
private
placements	-	-	5,239,816	5,239	1,162,187	-	1,167,426

Sale of Units in
private
placements	-	-	1,389,818	1,390	131,408	-	132,798

Shares issued for
services	-	-	2,327,000	2,327	471,073		473,400

Net loss for year
ended
June 30, 2008	-	-	-	-	-	(1,397,056)	(1,397,056)

Balances, June 30,
2008	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of shares
from temporary equity
to common stock	-	-	160,837	161	241,095	-	241,256

Shares issued of common
stock for
cash	-	-	4,412,593	4,413	438,931	-	443,344

Shares issued of common
stock for
services rendered	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for year
ended
June 30, 2009	-	-	-	-	-	(1,103,089)	(1,103,089)

Balances, June 30,
2009	-	-	75,546,222	75,546	4,569,388	(5,069,772)	(424,838)

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

								Deficit
								Accumulated	Total
	Series B Convertible						Additional	During the	Stockholders'
	Preferred Stock		Class A Common Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)

Unaudited
Shares issued
for
patent	200,000	200	-	-	-	-	(200)	-	-

Shares issued of common
stock for
services rendered	-	-	-	-	3,500,000	3,500	329,000	-	332,500

Warrants issued
for services rendered	-	-	-	-	-	-	242,500		242,500

Net loss for the period
ended
December 31, 2009	-	-	-	-	-	-	-	(1,046,059)	(1,046,059)

Balances, December 31,
2009	200,000	200	-	-	79,046,222	79,046	5,140,688	(6,115,831)	(895,897)

Shares issued of common
stock for
cash	-	-	-	-	2,930,000	2,930	143,570	-	146,500

Net loss for the period
ended
March 31, 2010	-	-	-	-	-	-	-	(158,819)	(158,819)

Balances, March 31,
2010	200,000	$200	-	$-	81,976,222	$81,976	$5,284,258	$(6,274,650)	$(908,216)

See notes to condensed consolidated financial statements.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

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
MARCH 31, 2010 (UNAUDITED)

NOTE 1 -       ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $1,204,878 and $808,072 for the nine months ended March 31, 2010 and 2009 respectively, and has incurred a cumulative loss of $6,274,650 since inception (December 18, 2002).  In addition, the Company has a working capital deficit in the amount of $914,966 as of March 31, 2010. The Company is currently in the development stage and has been spending a majority of their time in the development of their technology.

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
MARCH 31, 2010 (UNAUDITED)

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
MARCH 31, 2010 (UNAUDITED)

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
MARCH 31, 2010 (UNAUDITED)

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

During March 2010 and 2009, the number of potential common shares excluded from diluted weighted-average number of outstanding shares was 6,123,569 and 6,316,772.

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10, “Share-Based Payments” (“ASC 718-10”) .  ASC 718-10 requires that compensation cost related to share-based payment transactions be recognized at fair value in the financial statements.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 3 -       EQUIPMENT

Equipment as of March 31, 2010 (unaudited) and March 31, 2009 (unaudited) were as follows:

	Estimated Useful Lives ( Years)	March 31, 2010	June 30, 2009

Computer equipment	3-5	$15,984	$15,984

Less: accumulated depreciation		(15,984)	(13,599)
Equipment, net		$-	$2,385

There was $2,385 and $3,213 charged to operations for depreciation expense for the nine months ended March 31, 2010 and 2009, respectively.

NOTE 4 -        PATENT COSTS

Patent costs as of March 31, 2010 (unaudited) and March 31, 2009 (unaudited) were as follows:

	Estimated Useful Lives ( Years)	March 31, 2010	June 30, 2009

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(8,250)	(7,125)
Patent costs, net		$6,750	$7,875

There was $750 and $750 charged to operations for amortization expense for the nine months ended March 31, 2010 and 2009, respectively.

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
MARCH 31, 2010 (UNAUDITED)

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

Lease Agreement

The Company leases office space in Bay Harbor Islands, Florida under a month to month agreement at a monthly rental of $1,800 per month for the nine months ended March 31, 2010. Rent expense for the nine months ended March 31, 2010 and 2009 was $16,200 and $61,925, respectively.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 7 -       STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2010, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and no shares issued and outstanding.

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

In consideration for the assignment of the Patent, the company has issued 200,000 shares of Series B Convertible Preferred Stock. ACI may only convert these shares into common shares in accordance with the conversion terms noted herein upon delivering to the Company, a third party valuation of the assigned Patent conducted by a nationally qualified accounting firm or IP law firm mutually agreed upon between the Company and ACI, indicating that such Patent is valued at a minimum of $1,000,000.

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

In accordance with SAB topic 5G "Tranfers of non monetary assets by promoters or shareholders" the patent is valued at the historical cost basis ($0) of the shareholder.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 7 -        STOCKHOLDERS’ EQUITY (DEFICIT)

Class A Common Stock

As of March 31, 2010, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. The Company in October 2003 issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in February and May 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares, par value $0.001. In 2006, the Company amended their articles of incorporation to increase the 45,000,000 shares to 100,000,000 shares. In 2009, the Company further increased the authorized shares to 200,000,000.

As of March 31, 2010, the Company has 81,976,222 shares of common stock issued and outstanding.

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

In July 2006, the Company sold a total of 56,522 Units at $1.15 per Unit in private placements resulting in net proceeds of $65,000.  In August and September 2006, the Company sold a total of 128,377 Units at prices ranging between $0.60 to $0.79 per Unit in private placements resulting in net proceeds of $83,558. In the nine months ended December 31, 2006, the Company sold a total of 344,115 Units at prices ranging from $0.48 to $1.00 per Unit in private placements resulting in net proceeds of $229,284. In the nine months ended March 31, 2007, the Company sold a total of 297,228 Units at prices ranging from $0.55 to $1.00 per Unit in private placements resulting in net proceeds of $200,641. In the nine months ended June 30, 2007, the Company sold a total of 382,645 Units at prices ranging from $0.36 to $0.56 per Unit in private placements resulting in net proceeds of $181,866. Each Unit consisted of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.50 per share.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 8 -       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

In the year ended June 30, 2007, the Company also authorized the issuance of a total of 82,893 Units to various parties for services rendered relating to the public offering and the private placements and a total of 108,612 shares of common stock to various parties relating to the financings.

In the three months ended September 30, 2007, the Company sold a total of 903,813 Units at prices ranging from $0.30 to $0.34 per Unit in private placements resulting in net proceeds of $297,633. In the six months ended December 31, 2007, the Company sold a total of 332,500 Units at prices ranging from $0.20 to $0.25 per Unit in private placements resulting in net proceeds of $64,284. In the nine months ended March 31, 2008, the Company sold a total of 1,042,300 Units at a price of $0.20 per Unit in private placements resulting in net proceeds of $207,967.  In the year ended June 30, 2008, the Company sold a total of 2,961,203 Units at prices ranging from $0.20 to $0.25 per Unit in private placements resulting in net proceeds of $597,542. Each Unit consisted of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.00 per share.

On March 25, 2008, the Company sold 200,000 shares of its common stock at a price of $0.10 per share resulting in net proceeds of $20,000. In the year ended June 30,2 008, the Company sold 1,189,818 shares of its common stock at prices ranging from $0.07 to $0.13 per share resulting in net proceeds of $112,798.

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

In the nine months ended March 31, 2010, the Company has received $324,154 of stock subscriptions for 3,241,540 shares which has been recorded as a liability for stock to be issued. In addition, the Company issued 3,000,000 shares of common stock for investor relations services on November 9, 2009 at a value of $300,000 ($0.10 per share), and 500,000 shares for consulting services on December 15, 2009 at a value of $32,500 ($0.065 per share).

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 8 -       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

The Company granted from time to time warrants with a term of one-year in connection with private placements at various prices as noted herein. In addition, the Company executed a warrant agreement with an investor relations company for 5,000,000 warrants to be issued in two tranches. The first tranche of 2,500,000 warrants (the “October warrants”) has been issued in October 2009, and the second tranche of 2,500,000 warrants are to be issued on March 31, 2010 (the “March warrants”). The October warrants expire October 25, 2012, and have strike prices as follows: 1,000,000 at $0.10 per share; 1,000,000 at $0.15 per share; and 500,000 at $0.20 per share. The March warrants expire March 29, 2013, and have strike prices as follows: 500,000 at $0.20 per share; 1,000,000 at $0.25 per share; and 1,000,000 at $0.30 per share. As of March 31, 2010 and 2009, the following is a breakdown of the activity:

March 31, 2010:

Outstanding - beginning of period	5,332,569
Issued	2,500,000
Exercised	-
Expired	(918,000)

Outstanding - end of period	6,914,569

March 31, 2009:

Outstanding - beginning of period	5,239,816
Issued	1,785,000
Exercised	-
Expired	(1,236,313)

Outstanding - end of period	5,788,503

Of the 5,332,569 warrants outstanding, they all vest immediately and 2,832,569 warrants expire at various times through March 31, 2010, and the remaining 2,500,000 warrants expire October 25, 2012. The Company valued the October warrants using the black-scholes method with the following criteria: stock price $0.10; strike price $0.10, $0.15 and $0.20 (as noted above); volatility 249.75%; and interest rate 0.34%. The criteria yielded option values of $0.097 and $0.096, resulting in a value of $242,500 for the 2,500,000 warrants.

The warrant agreements contain no clauses regarding adjustments to exercise price, net settlement provisions, registration rights or liquidated damages clauses.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

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

At March 31, 2010, deferred tax assets consist of the following:

Net operating losses	$1,204,878

Valuation allowance	(1,204,878)
$-

At March 31, 2010, the Company had a net operating loss carryforward in the amount of $6,274,650 available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2010 and 2009 is summarized as follows:
	2010	2009

Federal statutory rate	(34.0%)	(34.0%)
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

Pursuant to section 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operations loss or credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

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

A prototype of our biometric card was completed in February 2005 and we have been adjusting and developing software for the card since that date.  The finished product will be the prototype or model for our biometric cards, which will be manufactured upon receipt of customer orders.   We are in the process of revising some of the engineering of the prototype so as to decrease the size of the circuitry contained in the card. We expect that the revised prototype will be completed by October 2010.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

Revenue and Net Income (Loss)

For the three months ended March 31, 2010, there was $0 sales revenue and a net loss of $158,819. For the three months ended March 31, 2009, there was $0 sales revenue and a net loss of $240,362. This decreased loss of $81,543 or 33.9% resulted primarily from decreased general and administrative costs .

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010 were $120,854 a decrease of $15,401 or 11.3% compared to $136,255 for the comparable period in 2009. The decrease was primarily attributable to reduced office expenses.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2010 were $17,388, a decrease of $42,130 or 70.8% compared to $59,518 for the comparable period in 2009. The decrease was primarily attributable to reduced technology costs as the prototype nears completion.

Interest Expenses

Interest expense for the three months ended March 31, 2010 was $3,577 compared to $2,089 for the comparable period in 2009, an increase of $1,488 or 40.4%. The increase was primarily attributable to increased payroll tax penalties.

Income Tax Expenses

Income tax for the three months ended March 31, 2010 was $0, unchanged from March 31, 2009.

Comparison of the Nine Months Ended March 31, 2009 and 2008

Revenue and Net Income (Loss)

For the nine months ended March 31, 2010, there was $0 sales revenue and a net loss of $1,204,878. For the nine months ended March 31, 2009, there was $0 sales revenue and a net loss of $808,072. This increased loss of $396,806 or 49.1% resulted primarily from increased general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2010 were $1,023,884 an increase of $591,696 or 136.9% compared to $432,188 for the comparable period in 2009. The increase was primarily attributable to consulting costs.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2010 were $58,119, a decrease of $184,878 or 76.1% compared to $242,997 for the comparable period in 2009. The decrease was primarily attributable to lower technology costs as the prototype nears completion.

Interest Expenses

Interest expense for the nine months ended March 31, 2010 was $13,375 compared to $5,387 for the comparable period in 2009, an increase of $7,988 or 148.3%. The increase was primarily attributable to increased payroll tax penalties.

Income Tax Expenses

Income tax for the nine months ended March 31, 2010 was $0, unchanged from March 31, 2009.

Liquidity and Capital Resources

The Company is a development stage company and has spent a majority of resources and time into developing their technology. There is no guarantee that the Company can continue to raise enough capital or generate revenues to sustain its operations. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern for a reasonable period. Management believes that the Company’s capital requirements will depend on a number of factors including the final phase of product development as well as product implementation and distribution. The Company expects to continue to fund its operations through debt and/of equity financing.

Cash and Cash Equivalent

Our cash and cash equivalents were $42,519 at the beginning of nine months ended March 31, 2010 and decreased to $7,353 by the end of such period, a decrease of $35,166 or 82.7%.  The decrease was primarily attributable to decreased funding compared to other periods.

Net cash provided by operating activities

Net cash used in operating activities was $181,666 for the nine months ended March 31, 2010, an decrease of $473,667 or 72.3%from the comparable period in 2009.

Net cash used in investing activities

Net cash used in investing activities was $0 for nine months ended March 31, 2010, unchanged from $0 from March 31, 2009.

Net cash provided by financing activities

Net cash provided by financing activities was $146,500 for the nine months ended March 31, 2010, a decrease of $258,790 or 63.9%, from the comparable period in 2009.

Contractual Obligations and Off-Balance Sheet Arrangements.

As of May 21, 2010, the Company has no current contractual obligations or commitments.

Critical accounting policies and estimates

Share-Based Compensation

We account for share-based awards in accordance with the Compensation-Stock Compensation Topic of FASB ASC 718, associated with the accounting for share-based compensation arrangements with employees and directors. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. Accordingly, we estimate the value of employee stock options using a Black-Scholes option pricing model, where the assumptions necessary for the calculation of fair value include expected term and expected volatility, which are subjective and represent management’s best estimate based on the characteristics of the options granted.

Fair Value of Financial Instruments

Pursuant to a new accounting standard adopted in 2008, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The standard also establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as Level 1 (unadjusted quoted prices for identical assets or liabilities in active markets), Level 2 (inputs that are observable in the marketplace other than those inputs classified in Level 1) and Level 3 (inputs that are unobservable in the marketplace). The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of its investment securities and derivative financial instruments.

Intangible assets

SmartMetric did not purchase any intangible assets for the three months ended March 31, 2010.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 4T.	CONTROLS AND PROCEDURE

 Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Exchange Act, our management, including our Chief Executive Offer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, we have concluded that because of significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

1)
We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources as of May 21, 2010.  However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

2)
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals, and will ensure all timely filings in the future.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, however nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of March 31, 2010.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have not resulted in a material misstatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, even though material weaknesses in internal controls exist, management believes there to be no material inaccuracies or errors in the Company’s financial statements as of March 31, 2010.

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

PART II.  OTHER INFORMATION

Item 1.                       LEGAL PROCEEDINGS

On March 15, 2010, the Company filed a complaint in the United States District Court, Central District of California (the “Court”), Case No. CV10-01864, against MasterCard, Inc. (“MasterCard”) and Visa, Inc. (“Visa” and collectively with MasterCard, the “Defendants”), alleging patent infringement on the Company’s patent, U.S. Patent 6,792,464 (the “’464 Patent”).  The Company is seeking the following relief from the Court against MasterCard and Visa:

a)	For an order pursuant to 35 U.S.C. section 271 declaring that both MasterCard and Visa have infringed one or more claims of the ‘464 Patent;
b)	A preliminary and permanent injunction against both MasterCard and Visa prohibiting each of them from further infringement of the ‘464 Patent;
c)
An award of actual damages the Company has suffered by reason of the infringement charged in the complaint in an amount not less than a reasonable royalty on both MasterCard’s and Visa’s infringement of the ‘464 Patent;

d)	An award to the Company of its costs; and
e)	Such other relief as the Court may deem just and proper.

Item 1A.                    RISK FACTORS

Not Applicable.

Item 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold 14,560 units of unregistered securities during the three month period ending March 31, 2010, at a price of $10 per unit. Each unit consisted of 200 shares, with an additional 50 warrants to purchase one share per warrant.

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

Item 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                       REMOVED AND RESERVED

None.

Item 5.                       OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended March 31, 2010 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: May 24, 2010	By:	/s/ Colin Hendrick
Colin Hendrick, President

Dated: May 24, 2010	By:	/s/ Jay Needelman
Jay Needelman , Chief Financial Officer