Form 10-K
period 2010-06-30
SmartMetric, Inc.
filed 2010-10-13
CIK 1301991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __ to_______________________________

Commission File Number: 333-118801
SMARTMETRIC, INC
(Exact name of registrant as specified in its charter)

Nevada	05-0543557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

1150 Kane Concourse, Suite 400, Bay Harbor Islands, FL	33154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(305) 495-7190

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to section 12(g) of the Act

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes      ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑ No

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Ac t).
☐ Yes  ☑  No

As of June 30, 2010, there are presently 89,212,555 shares of common stock, par value $0.001 issued and outstanding.

FORWARD LOOKING STATEMENTS

In this annual report, references to “SmartMetric, Inc.,” “Smartmetric,” “SMME,” “the Company,” “we,” “us,” and “our” refer to SmartMetric, Inc.

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

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

As of June 30, 2010, SmartMetric had a total stockholders' deficiency of $857,926, and cash of $0.  SmartMetric has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on SmartMetric's financial condition, results of operations or liquidity.

The SmartMetric Biometric Card

SmartMetric has designed a biometric card utilizing patented technology licensed to the company.  A prototype of this card was completed in February 2005. The company is in the process of finalizing its biometric card and expects to have a final product by January 2011.  The product, due to exposure in specialty trade publications and numerous press releases, is receiving much interest in the private sector, especially amongst banking entities.  Also, the product has received interest from the governmental sector, including, but not limited to the Department of Homeland Security and the Department of Defense.

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

In general, the size, the thickness and bend requirements for the biometric card were designed to protect the card from being spoiled physically. However, this also limits the memory and processing resources that may be placed on the card. In the past, industry participants have encountered particular difficulty in attempting to integrate high memory chips and finger sensor technology that will withstand both the size constraints and physical daily usage such as bending in a user's wallet sitting in his back pocket. We believe our biometric card has met and overcome the physical demands of the credit card to produce what is a powerful on-card computer processor with state-of-the-art biometric technology. However, we believe that additional engineering is necessary to reduce the size to the circuitry of the card prototype. We expect that such re-engineering will be complete by January 2011.

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

Research and Development

Our research and development program is focused on completing development of our Biometric card.  We continue to refine existing technology and develop further improvements to our product.  We are in the very final stages of finalizing the product.  We expect research and development costs to trend lower in fiscal year ending June 30, 2011, due to the product expected to be ready for market in January 2011.  Almost all research and development costs now center around an adjustment being made to a second antenna in the card.

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

Employees

As of the date of this annual report, SmartMetric has two full time employees including Colin Hendrick, SmartMetric’s CEO, and no part-time employees. None of these employees belongs to any union.

Government Regulation

There are currently no governmental regulations which have any bearing on the raw materials or the manufacturing of our product.

Item 1A. Risk Factors.

Our independent auditors have expressed doubt about our ability to continue our activities as a going concern, which may hinder our ability to obtain future financing.

Since we have been focused on developing our propriety technology for availability of commercialization, we have suffered recurring losses from operations. The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses, in their report on the annual financial statements for the years ended June 30, 2010 and 2009, our independent registered accounting firm included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the Company.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant/substantial dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If the Company should fail to continue as a going concern, you may lose the value of your investment in the Company.

We have a limited operating history upon which to base an investment decision.

We were formed in December 2002 but have a limited operating history as a company. As a result, there is very limited historical performance upon which to evaluate our prospects for achieving our business objectives. Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by development stage entities.

To date, we have generated only losses, which are expected to continue for the foreseeable future.

For the years ended June 30, 2010 and 2009, we incurred a net loss of $1,611,652 and $1,103,089, respectively.  We may not be able to achieve expected results, including any guidance or outlook it may provide from time to time. We may continue to incur losses and may be unable to achieve or maintain profitability. We cannot assure you that our net losses and negative cash flow will not accelerate and surpass our expectations nor can we assure you that we will ever generate any net income or positive cash flow.

Our business depends upon our ability to keep pace with the latest technological changes, and our failure to do so could make us less competitive in our industry.

The market for our services is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments may result in serious harm to our business and operating results. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances of available to our customers, evolving industry standards and changing preferences.

Our key personnel and directors are critical to our business, and such key personnel may not remain with our company in the future.

We depend on the continued employment of its senior executive officers and other key management and technical personnel. If any of its key personnel were to leave and not be replaced with sufficiently qualified and experienced personnel, our business could be adversely affected. In particular, our current strategy to penetrate the market for contactless logical access identification and transaction solutions is heavily dependent on the vision, leadership and experience of its chief executive officer, Colin Hendrick.

Our continued success will depend, to a significant extent, upon the performance and contributions of our senior management and upon our ability to attract, motivate and retain highly qualified management personnel and employees. We depend on our key senior management to effective manage our business in a highly competitive environment. If one or more of our key officers join a competitor or form a competing company, we may experience interruptions in product development, delays in bringing products to market, difficulties in our relationships with customers and loss of additional personnel, which could significantly harm our business, financial condition, operating results and projected growth.

Rapid technological changes could make our service less attractive.

The smart card, biometric identification and personal identification industries are characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. If we are unable to keep pace with these changes, our business may be harmed. Products using new technologies, or emerging industry standards, could make our technologies less attractive. If addition, we may face unforeseen problems when developing our products, which could harm our business. Furthermore, our competitors may have access to technologies not available to us, which may enable them to produce products of greater interest to consumers or at a more competitive cost.

Consumer avoidance of software which collect, store or use personally-identifiable data could adversely affect our business.

Consumer sentiment regarding privacy issues is constantly evolving. Such consumer sentiment may affect the buying public’s interest in our current or future service offerings. If some areas, consumer groups and individual consumers have already begun to vigorously lobby against, or otherwise express significant concern over, the collection, storage and/or use of personally-identifiable information. In addition, there has been an effort to impede the collection of fingerprinting as a way to identify individuals; however, we do not see this as a barrier to our technology. Accordingly, privacy concerns of consumers may influence certain industry sectors from collecting digital biometric information on a person as well as putting biometric and biographical data on a smart card forcing some industries to refrain from offering products or using products that could harm the biometric personal identification industry. Moreover, strong consumer attitudes often precipitate new regulations like the ones described above. If we fail to successfully monitor and consider the privacy concerns of consumers, our business and prospectus could be harmed.

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. We have relied on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights through the years. The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our products are made available. There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our products may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If any of the foregoing were to occur, or if we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

If we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings.

If we infringe on the rights of third parties, we may not be able to sell our products, and we may have to defend against litigation and pay damages.

If a third party were to assert that our products infringe on its patent or other intellectual property rights, we could incur substantial litigation costs and be forced to pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only consume significant financial resources, but would also divert our management’s time and attention. Such claims could also cause our customers or potential customers to purchase competitors’ products or defer or limit their purchase or use of our affected products until resolution of the claim. If any of our products are found to violate third-party intellectual property rights, we may have to re-engineer one or more of our products, or we may have to obtain licenses from third parties to continue offering our products without substantial re-engineering. Our efforts to re-engineer or obtain licenses could require significant expenditures and may not be successful.

Sales of our products depend on the development of emerging applications in their target markets and on diversifying and expanding our customer base in new markets and geographic regions, and with new products.

Our intent is to market and sell our products primarily to the private sector while addressing emerging applications that have not yet reached a stage of mass adoption or deployment. The market for some of these solutions (electronic biometric fingerprinting) is at an early stage of deployment in the private sector compared to other forms of services that try to identify a person by their name and social security number. Additionally, we have a strategy of expanding sales of existing products into new geographic markets.  Our target market initially will begin in South America and Australia.

Disruption in the global financial markets may adversely impact the availability and cost of credit.

We may seek or need to raise additional funds. Our ability to obtain financing for general corporate and commercial purposes or acquisitions depends on operating and financial performance, and is also subject to prevailing economic conditions and to financial, business and other factors beyond our control. The global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure or sale of various financial institutions. An unprecedented level of intervention from the U.S. and other governments has been seen. As a result of such disruption, our ability to raise capital may be severely restricted and the cost of raising capital through such markets or privately may increase significantly at a time when we would like, or need, to do so. Either of these events could have an impact on our flexibility to fund our business operations, make capital expenditures, pursue additional expansion or acquisition opportunities, or make another discretionary use of cash and could adversely impact our financial results.

Continuing disruption in the global financial markets may adversely impact customers and customer spending patterns.

Continuing disruption in the global financial markets as a result of the ongoing global financial uncertainty may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, demand for our products could decrease and differ materially from their current expectations. Further, some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us or possible insolvencies of our customers could result in decreased customer demand, an impaired ability for us to collect on outstanding accounts receivable, significant delays in accounts receivable payments, and significant write-offs of accounts receivable, each of which could adversely impact our financial results.

Failure to properly manage the implementation of customer projects in our business may result in costs or claims against us, and our financial results could be adversely affected.

In our business, deployments of our solution often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with customers and to effectively manage the implementation of solutions in such projects and to deploy appropriate resources, including its own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet clients’ expectations could result in damage to our reputation or even claims for substantial monetary damages.  Moreover, a portion of our revenues are derived from fixed price contracts. Changes in the actual and estimated costs and time to complete fixed-price, time-certain projects may result in revenue adjustments for contracts where revenue is recognized under the percentage of completion method. Finally, if we miscalculate the amount of resources or time we need to complete a project for which it has agreed to capped or fixed fees, our financial results could be adversely affected.

Our products may have defects, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in costly litigation or liability.

Our products, such as digital fingerprint devices, may contain defects for many reasons, including defective design or manufacture, defective material or software interoperability issues. Products as complex as those we offer, frequently develop or contain undetected defects or errors. Despite testing defects or errors may arise in our existing or new products, which could result in loss of revenue, market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, and increased service and maintenance cost. Defects or errors in our products and solutions might discourage customers from purchasing future products and. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products and might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales. In the event of an actual or perceived defect or other problem, we may need to invest significant capital, technical, managerial and other resources to investigate and correct the potential defect or problem and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to its customers, we may be required to incur substantial product recall, repair and replacement and even litigation costs. These costs could have a material adverse effect on our business and operating results.

We will provide warranties on certain product sales and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or to replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods. In addition, because our customers rely on secure authentication and identification of a such cardholder to prevent unauthorized access to programs, PC’s, networks, or facilities, a malfunction of or design defect in its products (or even a perceived defect) could result in legal or warranty claims against us for damages resulting from security breaches. If such claims are adversely decided against us, the potential liability could be substantial and have a material adverse effect on our business and operating results. Furthermore, the possible publicity associated with any such claim, whether or not decided against us, could adversely affect our reputation. In addition, a well-publicized security breach involving smart card-based or other security systems could adversely affect the market’s perception of products like ours in general, or our products in particular, regardless of whether the breach is actual or attributable to our products. Any of the foregoing events could cause demand for our products to decline, which would cause its business and operating results to suffer.

We have a limited number of suppliers of key components, and may experience difficulties in obtaining components for which there is significant demand.

We rely upon a limited number of suppliers for some key components of our products. Our reliance on a limited number of suppliers may expose us to various risks including, without limitation, an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components we use in our products, such as biometric fingerprint devices and various smart card technologies may at any time be in great demand. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered more significant volumes of those components, or in higher prices being charged for components. Disruption or termination of the supply of components or software used in our products could delay shipments of these products. These delays could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

•	Difficulties in staffing;
•	Adequate resources of qualified technicians, engineers/assemblers, and programmers;
•	Potentially adverse tax consequences;
•	Unexpected changes in regulatory requirements;
•	Tariffs and other trade barriers;
•	export controls;
•	Political and economic instability;
•	Lack of control over the manufacturing process and ultimately over the quality of our products;
•	late delivery of our products, whether because of limited access to product components, transportation delays andinterruptions, difficulties in staffing, or disruptions such as natural disasters;
•
Capacity limitations of our manufacturers, particularly in the context of new large contracts for its products, whetherbecause its manufacturers lack the required capacity or are unwilling to produce the quantities we desire; and

•	Obsolescence of our hardware products at the end of the manufacturing cycle.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2.    Properties.

Our executive offices are located at 1150 Kane Concourse, Suite 400, Bay Harbor Islands, Florida 33154.  We lease this office space on a “month-to-month basis”.  Rent expense for the years ended June 30, 2010 and 2009 were $17,500 and $66,325, respectively.

We believe that our existing facilities will be adequate for our current needs and that additional space will be available as needed.  The material terms of our property leases are set forth in the table below.

Location	Use	Square Feet	Rent Payments	Term	Leased From
1150 Kane Concourse, Suite 400, Bay Harbor Islands, Florida 33154	Offices	Approximately 850 square feet	$1,300 per month	monthly	June 2008

Item 3.    Legal Proceedings.

Except as described below, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

On July 27, 2010, the Company filed a second amended complaint (the “Amended Complaint”) in the United States District Court, Central District of California (the “Court”), Case No. 2:10-cv-01864, against MasterCard, Inc. and Visa, Inc. (collectively, the “Defendants”) alleging patent infringement on the Company’s patent, U.S. Patent 6,792,464 (the “’464 Patent”).  On August 12, 2010, Defendants filed a Joint Motion to Dismiss the Company’s Amended Complaint.  On September 16, 2010, the Court denied Defendants’ Motion to Dismiss.

Item 4.    Removed and Reserved.

This item was removed and reserved pursuant to SEC Release No. 33-9089A issued on February 23, 2010.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded over-the-counter on the Over-the-Counter (“OTC”) Bulletin Board and “Pink Sheets” since April 7, 2006 under the symbol SMME and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years ended June 30, 2010 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended	Low Bid	High Bid
Quarter Ended September 30, 2008	0.07	0.25
Quarter Ended December 31, 2008	0.08	0.18
Quarter Ended March 31, 2009	0.06	0.18
Quarter Ended June 30, 2009	0.08	0.19
Quarter Ended September 30, 2009	0.04	0.17
Quarter Ended December 31, 2009	0.05	0.16
Quarter Ended March 31, 2010	0.04	0.09
Quarter Ended June 30, 2010	0.03	0.17

As of October 12, 2010, we had approximately 869 shareholders of record of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

The following summarizes the securities that we sold during the fiscal year ended June 30, 2010 without registering the securities under the Securities Act:

In the three months ended September 30, 2009, the Company sold 9,720 Units (representing 1,944,000 shares of common stock and 486,000 warrants) at a price of $10.00 per Unit in private placements resulting in net proceeds of $96,875.  Each Unit consists of 200 shares of common stock and 50 warrants exercisable for 12 months from the date of issue into one share of common stock at $0.50 per share.

In the three months ended December 31, 2009, the Company sold 8,050 Units (representing 1,610,000 shares of common stock and 402,500 warrants) at a price of $10.00 per Unit in private placements resulting in net proceeds of $80,375.  Each Unit consists of 200 shares of common stock and 50 warrants exercisable for 12 months from the date of issue into one share of common stock at $0.50 per share. These Units represent a total of 1,944,000 shares of common stock and 486,000 warrants.

In the three months ended March 31, 2010, the Company sold 14,650 Units (representing 2,930,000 shares of common stock and 732,500 warrants) at a price of $10.00 per Unit in private placements resulting in net proceeds of $146,205.  Each Unit consists of 200 shares of common stock and 50 warrants exercisable for 12 months from the date of issue into one share of common stock at $0.50 per share.

In the three months ended June 30, 2010, the Company sold 12,375 Units (representing 2,475,000 shares of common stock and 618,750 warrants) at a price of $10.00 per Unit in private placements resulting in net proceeds of $123,295.  Each Unit consists of 200 shares of common stock and 50 warrants exercisable for 12 months from the date of issue into one share of common stock at $0.50 per share.

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

 Not Applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the fiscal years ended June 30, 2010 and 2009 should be read in conjunction with the selected financial data, the financial statements and the notes to those statements that are included elsewhere in this registration statement. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this registration statement. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

General

Incorporated in 2002, SmartMetric and its founder and CEO, Colin Hendrick, have been engaged in research and development of a biometric security solution which would authenticate the identity of a person in a self-contained credit card-sized device. SmartMetric’s biometric card has been designed to use an on-board finger print sensor which is embedded in the card along with an integrated circuit chip which will provide one gigabyte of memory capacity. SmartMetric has recently completed a prototype of its card but has not yet begun to manufacture the biometric cards utilizing its licensed technology. To date, SmartMetric has had no sales revenues.

A prototype of our biometric card was completed in February 2005 and we have been adjusting and developing software for the card since that date.  The finished product will be the prototype or model for our biometric cards, which will be manufactured upon receipt of customer orders.   We are in the process of revising some of the engineering of the prototype so as to decrease the size of the circuitry contained in the card. We expect that the revised prototype will be completed by January 2011.

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

Our ability to continue as a going concern is almost exclusively dependent upon our ability to raise capital, specifically through sales of unregistered securities.  The ability to raise capital through private placement sales is very unpredictable, thus greatly influencing the Company’s ability to continue as a going concern.  Loans from the Officer to the Company can sustain our operations in the event of a serious slowdown in capital funding, however we believe this to be a solution very short in scope, unable to sustain the Company for long periods of time.

We currently have two full time employees, including Colin Hendrick, our President and Chief Executive Officer. Once we have begun to generate sales, we intend to hire additional employees.

SmartMetric does not believe its business is seasonal in any way.

Results of Operations

Comparison of the Year Ended June 30, 2010 and 2009

Revenue and Net Income (Loss)

For the fiscal year ended June 30, 2010, there were $0 sales revenues and a net loss of $1,611,652. For the year ended June 30, 2009, there were $0 sales revenues and a net loss of $1,103,089. This increased loss of $508,563 or 46.1% is the result of an increase in shares issued for services.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2010 were $1,336,211, an increase of $659,022 or 97.3% compared to $677,189 for the comparable period in 2009. The increase was primarily attributable to shares issued for services.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2010 were 87,348, a decrease of $163,088 or 65.1% compared to $250,436 for the comparable period in 2009. The decrease was primarily attributable to a slowdown in prototype development due to the transitioning to a new manufacturer.

Interest Expenses

There was $18,093 interest expense for the year ended June 30, 2010 compared to $5,464 for the comparable period in 2009, an increase of $12,629 or 231.1%.  The increase was primarily attributable to an increased outstanding balance of payroll taxes.

Income Tax Expenses

Income tax for the year ended June 30, 2010 was $0, unchanged from June 30, 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents were $42,519 at the beginning of the year ended June 30, 2010 and decreased to $0 by the end of such period, a decrease of $42,519 or 100%.  The decrease was attributable to the inconsistency in capital funding.

Net cash used in operating activities

Net cash used by operating activities was $502,835 for the year ended June 30, 2010, compared to $667,242 for the same period in 2009.  The difference was primarily due to increased general and administrative expenses.

Net cash used in investing activities

Net cash used in investing activities was $0 for the year ended June 30, 2010, unchanged from June 30, 2009.

Net cash provided by financing activities

Net cash provided by financing activities was $460,316 for the year ended June 30, 2010, as compared to $443,344 from the same period ending June 30, 2009. The difference was primarily due to a related party loan from the Company’s C.E.O.

The company continues to be in the development stage.  Our ability to bear the costs associated towards bringing the product to market is highly dependent upon capital funding, which is unpredictable and sporadic.  Differences from year-to-year in various cost categories can vary from 0% to 250%.  The Company transition from one manufacturer to another caused a delay in development.  We expect the product to be in mass production prior to December 31, 2011, with an initial concentration on markets in South America and Australia.  These markets are most “product-friendly” due to their current banking regulations.  Eventually, we will market the product in the United States with an initial concentration on the United States government.

Contractual Obligations and Off-Balance Sheet Arrangements.

There are currently no contractual obligations or off-balance sheet arrangements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Interest Rates.

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these investments. At October 11, 2010, we had approximately $61,627 in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Item 8.     Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended June 30, 2010 and 2009, together with the reports of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Smartmetric, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Smartmetric, Inc. and Subsidiary (a development stage company) (the “Company”) as of June 30, 2010, and the related consolidated statements of income, stockholders’ deficit and cash flows for the year ended June 30, 2010.  The consolidated financial statements for the period from inception (December 18, 2002) to June 30, 2009 were audited by other auditors whose reports included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements for the period from inception (December 18, 2002) to June 30, 2009 include total revenues and net loss of $0 and $5,069,772, respectively.  Our opinion on the statements of operations, stockholders’ deficit and cash flows for the period from inception (December 18, 2002) to June 30, 2009, insofar as it relates to amounts for prior periods through June 30, 2009, is based solely on the report of the other auditors.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smartmetric, Inc. and Subsidiary as of June 30, 2010, and the results of its operations and its cash flows for the year ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in process of developing its technology and has not generated any revenue to this point, however, has been successful in raising funds in their private placements. The lack of profitable operations and the need to continue to raise funds raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP

Boca Raton, Florida
October 13, 2010

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

/s/KBL, LLP

KBL, LLP

New York, NY
October 15, 2009

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND 2009
	June 30,
Assets	2010	2009

Current assets:
Cash	$-	$42,519
Prepaid expenses and other current assets	4,069	38,758

Total current assets	4,069	81,277

Equipment, less accumulated depreciation of
$15,984 and $13,599, respectively	-	2,385

Other assets:
Patent costs, less accumulated amortization
of $8,625 and $7,125, respectively	6,375	7,875

Total assets	$10,444	$91,537

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$160,614	$129,244
Liability for stock to be issued	154,004	146,454
Cash overdraft	15,141	-
Deferred Officer salary	82,424	-
Shareholder loan	19,916	-
Payroll taxes, withholdings and accrued
interest and penalties	436,271	240,677

Total current liabilities	868,370	516,375

Total liabilities	868,370	516,375

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares
authorized, 200,000 and 0 shares issued and outstanding, respectively	200	-
Common stock, $.001 par value; 200,000,000 shares
authorized, issued and outstanding 89,212,555 and
75,546,222 shares, respectively	89,212	75,546
Additional paid-in capital	5,734,086	4,569,388
Deficit accumulated during the development stage	(6,681,424)	(5,069,772)

Total stockholders' deficit	(857,926)	(424,838)

Total liabilities and stockholders' deficit	$10,444	$91,537

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
WITH CUMULATIVE TOTALS SINCE DECEMBER 18, 2002 (INCEPTION)
			During the
			Development
	Year	Year	Stage
	Ended June 30,	Ended June 30,	(December 18, 2002
	2010	2009	to June 30, 2010)

Revenues	$-	$-	$-

Expenses:
Officer's salary	170,000	170,000	935,000
Other general and administrative	1,336,211	677,189	4,789,496
Research and development	87,348	250,436	900,947

Total expenses	1,593,559	1,097,625	6,625,443

Loss from operations	(1,593,559)	(1,097,625)	(6,625,443)

Interest income	-	-	657
Interest expense	(18,093)	(5,464)	(56,638)

Net loss	$(1,611,652)	$(1,103,089)	$(6,681,424)

Net loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	82,365,131	71,908,264

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD DECEMBER 18, 2002 (INCEPTION) THROUGH JUNE 30, 2010

								Deficits
								Accumulated
			Class A		Common		Additional	During
	Preferred Stock		Common Stock		Stock		Paid-in	Developmental
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, December 18, 2002	-	$-	-	$-	-	$-	$-	$-	$-

Net loss for the period December 18, 2002 (inception) through June 30, 2003	-	-	-	-	-	-	-	(60)	(60)

Balance June 30, 2003	-	-	-	-	-	-	-	(60)	(60)

Shares issued of Class A Common stock	-	-	50,000,000	50,000	-	-	-	-	50,000

Shares issued of common stock for cash	-	-	-	-	8,560,257	8,560	77,042	-	85,602

Net loss for the year	-	-	-	-	-	-	-	(35,978)	(35,978)

Balance, June 30, 2004	-	-	50,000,000	50,000	8,560,257	8,560	77,042	(36,038)	99,564

Costs associated with sale of common stock subject to possible rescission	-	-	-	-	-	-	(95,877)	-	(95,877)

Net loss for the year	-	-	-	-	-	-	-	(258,355)	(258,355)

Balance June 30, 2005	-	-	50,000,000	50,000	8,560,257	8,560	(18,835)	(294,393)	(254,668)

Shares issued of common stock for cash, net of offering costs of $138,509	-	-	-	-	936,112	936	1,197,361	-	1,198,297

Shares issued of common stock for services rendered	-	-	-	-	20,000	20	19,980	-	20,000

Conversion of loan payable and accrued interest to common shares	-	-	-	-	40,000	40	62,360	-	62,400

Conversion of Class A common shares to common shares	-	-	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,225,045)	(1,225,045)

Balance June 30, 2006	-	-	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Shares issued of common stock for cash	-	-	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued of common stock for services rendered	-	-	-	-	191,505	192	(192)	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,050,189)	(1,050,189)

Balance June 30, 2007	-	-	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Shares issued of common stock for cash	-	-	-	-	6,629,634	6,629	1,293,595	-	1,300,224

Shares issued of common stock for services rendered	-	-	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for the year	-	-	-	-	-	-	-	(1,397,056)	(1,397,056)

Balance June 30, 2008	-	-	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of shares from temporary equity to common stock	-	-	-	-	160,837	161	241,095	-	241,256

Shares issued of common stock for cash	-	-	-	-	4,412,596	4,413	438,931	-	443,344

Shares issued of common stock for services rendered	-	-	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for the year	-	-	-	-	-	-	-	(1,103,089)	(1,103,089)

Balance June 30, 2009	-	-	-	-	75,546,222	75,546	4,569,388	(5,069,772)	(424,838)

Shares issued for patent	200,000	200	-	-	-	-	(200)	-	-

Shares issued of common stock and warrants for cash	-	-	-	-	8,808,000	8,808	431,592	-	440,400

Shares issued of common stock for services rendered	-	-	-	-	4,858,333	4,858	395,556	-	400,414

Warrants issued for services rendered	-	-	-	-	-	-	337,750	-	337,750

Net loss for the year
	-	-	-	-	-	-	-	(1,611,652)	(1,611,652)
Balance June 30, 2010	200,000	$200	-	$-	89,212,555	$89,212	5,734,086	$(6,681,424)	$(857,926)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
WITH CUMULATIVE TOTALS SINCE DECEMBER 18, 2002 (INCEPTION)

			CUMULATIVE
			TOTALS
	YEARS ENDED		SINCE
	JUNE 30,		DECEMBER
	2010	2009	18, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,611,652)	$(1,103,089)	$(6,681,424)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,385	4,284	15,984
Amortization	1,500	1,500	8,625
Common stock and warrants issued for consulting services	738,164	105,939	1,337,503
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses	34,689	13,143	(4,069)
Increase in accounts payable and accrued expenses	31,370	61,358	160,614
Increase in deferred Officer salary	82,424	-	82,424
Increase in cash overdraft	15,141	-	15,141
Increase in payroll taxes, accrued interest and penalties	195,594	103,169	436,271
Increase in liability for stock to be issued	7,550	146,454	154,004
Total adjustments	1,108,817	435,847	2,208,897

Net cash (used in) operating activities	(502,835)	(667,242)	(4,472,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)

Net cash (used in) investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	60,000
Loans from related parties	19,916	-	74,343
Repayments of loans from related parties	-	-	(54,427)
Stock subscriptions received from private placements	440,400	443,344	3,446,594
Sale of common stock in public offering	-	-	1,115,472
Public offering costs incurred	-	-	(138,471)

Net cash provided by financing activities	460,316	443,344	4,503,511

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(42,519)	(223,898)	-

CASH AND CASH EQUIVALENTS-
BEGINNING OF PERIOD	42,519	266,417	-

CASH AND CASH EQUIVALENTS-END OF PERIOD	$-	$42,519	$-

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$28,174

See notes to consolidated financial statements.

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -                       ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $1,611,652 and $1,103,089 for the year ended June 30, 2010 and 2009 respectively, and has incurred a cumulative loss of $6,681,424 since inception (December 18, 2002).  In addition, the Company has a working capital deficit in the amount of $857,926 as of June 30, 2010. The Company is currently in the development stage and has been spending a majority of its time in the development of their technology.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 -                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                 Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915-10, "Accounting and Reporting by Development Stage Enterprises". The Company has devoted substantially all of its efforts to the development of their technology.  Additionally, the Company has allocated a substantial portion of its time and investment in bringing its services to the market, and the raising of capital.

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

Accounts Receivable

The Company will extend credit based on its evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company will monitor exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at June 30, 2010.  Accounts receivable will generally be due within 30 days.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                 Uncertainty in Income Taxes

In July 2006, ASC 740-10 “Accounting for Uncertainty in Income Taxes” was issued (“ASC 740-10”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  ASC 740-10 is effective for fiscal years beginning after December 15, 2006.  Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis and have determined that as of June 30, 2010 no additional accrual for income taxes is necessary.

Advertising Costs

The Company will expense the cost associated with advertising as incurred.  Advertising expense will be included in other general and administrative expenses in the consolidated statements of operations.

Equipment

Equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets 3 - 5 years.

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  There were 7,239,750 warrants outstanding at June 30, 2010 and 3,750,569 warrants outstanding at June 30, 2009 that were excluded from the computation of diluted net loss per share as their effect was anti-dilutive.  The convertible preferred stock referred to in Note 6 was also excluded (10,000,000 shares on an as converted basis) from the computation of diluted net loss per share as its effect was anti-dilutive.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall , for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

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

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements". This update addresses both the interaction of the requirements of Topic 855, "Subsequent Events", with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. Adoption of ASU 2010-09 did not have a material impact on the Company’s combined consolidated results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -                       EQUIPMENT

Equipment as of June 30, 2010 and  2009  were as follows:

	Estimated Useful Lives ( Years)	June 30, 2010	June 30, 2009

Computer equipment	3-5	$15,984	$15,984

Less: accumulated depreciation		(15,984)	(13,599)
Equipment, net		$0	$2,385

There was $2,385 and $4,284 charged to operations for depreciation expense for the years ended June 30, 2010 and 2009, respectively.

NOTE 4 -                       PATENT COSTS

Patent costs as of June 30, 2010 and 2009 were as follows:

	Estimated Useful Lives ( Years)	June 30, 2010	June 30, 2009

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(8,625)	(7,125)
Patent costs, net		$6,375	$7,875

The Patent was assigned to the Company in exchange for 200,000 shares of Series B Convertible Preferred Stock (see note 6). There was $1,500 and $1,500 charged to operations for amortization expense for the years ended June 30, 2010 and 2009, respectively.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -                       COMMITMENTS

Patent License Agreement

Effective August 1, 2004, the Company executed a license agreement with Applied Cryptography, Inc. (“ACI”), a corporation controlled by the Company’s president and the owner of certain technology. Pursuant to the license agreement, the Company has the right to make use of this technology for the purpose of developing software and systems to be used by the Company to provide any or all of the following: 1) secure transactions over the Internet from home and office computers; 2) an automatic method for connecting to remote computers; 3) a method of developing targeted advertising to home and/or office computers; and 4) identity verification and access control as provided for in the patent. Pursuant to this license agreement, ACI will receive 2% of all revenues generated by the Company on products which utilize this patented technology. The license fee will be paid within 45 days of the end of each quarter. In the event no revenues are generated through the use of any of the licensed patents during a given quarter, no money shall be owed ACI for such quarter. ACI may rescind the license agreement and reclaim all rights and interest in the patents if certain events, such as the Company’s filing for bankruptcy protection or reorganization, occur. This license agreement will remain in effect for the lives of the patents. The Company may utilize the technological applications anywhere in the world without limitation.  Upon execution of the Assignment and Assumption Agreement on December 11, 2009 (see Note 6), the Patent License Agreement was terminated.

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

Lease Agreement

The Company leases office space in Bay Harbor Islands, Florida under a month to month agreement at a monthly rental of $1,300 per month for the year ended June 30, 2010. Rent expense for the years ended June 30, 2010 and 2009 was $17,500 and $66,325 respectively.

                    Payroll Taxes

The Company has accrued the sum of $436,271 and $240,677 at June 30, 2010 and 2009, respectively, for payroll tax liability, inclusive of principal, interest and penalties.  This is the result of the Company’s inability to pay the federal withholding tax, Social Security withholding and Medicare withholding from its employees’ salaries.

                Related Party Transactions

The president currently holds his shares in the Company through ACI.  ACI does not engage in any transactions with the Company.

Colin Hendrick, our C.E.O., made various loans to the Company totaling $19,916 during the fiscal year ended June 30, 2010, all of which remains outstanding at June 30, 2010.  This loan contains terms of repayment over one year at an interest rate of 5.00% per annum.  There is no formal agreement related to these loans.

The Company has accrued the amount of $82,424 as deferred Officer salary at June 30, 2010 for the difference between Colin Hendrick’s $170,000 per year contractual salary and the amount he was paid during the year.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -                       STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2010, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 200,000 shares issued and outstanding.

On December 11, 2009, the Company filed a Certificate of Designation with the State of Nevada, to designate 500,000 shares of the preferred stock to be designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”).

Each share of Series B Convertible Preferred Stock has a par value of $0.001, and a stated value equal to $5.00 (“Stated Value”). Holders of the Series B Convertible Preferred Stock are entitled to receive dividends or other distributions with the holders of the common stock of the Company on an as converted basis when, as, and if declared by the directors of the Company. Holders of the Series B Convertible Preferred Stock are entitled to convert all or any one (1) share of the Series B Convertible Preferred Stock into fifty (50) shares of common stock.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (“liquidation”), holders of the Series B Convertible Preferred Stock are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the Stated Value, pro rata with the holders of the common stock.

On December 11, 2009, the Company entered into an Assignment and Assumption Agreement with ACI (the “assignment and Assumption Agreement”). In accordance with the Assignment and Assumption Agreement, ACI conveys, assigns and transfers to the Company all of ACI’s rights, title and interest in and to the Patent (see Note 4) and delegates to the Company all of its duties and obligations to be performed under the Patent; and the Company hereby accepts the assignment of all of ACI’s rights, title and interest to the Patent and the rights and delegation of duties and obligations and agrees to be bound by and to assume such duties and obligations.

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

In accordance with Staff Accounting Bulletin (“SAB”) topic 5G “Transfers of Non-monetary Assets by Promoters and Shareholders” the Company has determined that the Patent has no value at this point and has recorded the transaction to issue the 200,000 shares of Series B Convertible Preferred Stock at $0.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -                       STOCKHOLDERS’ EQUITY (DEFICIT)

Class A Common Stock

As of June 30, 2010, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. The Company in October 2003 issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in February and May 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares, par value $0.001. In 2006, the Company amended their articles of incorporation to increase the 45,000,000 shares to 100,000,000 shares. In 2009, the Company further increased the authorized shares to 200,000,000.

As of June 30, 2010, the Company has 89,212,555 shares of common stock issued and outstanding.

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

NOTE 6 -                       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

On March 25, 2008, the Company sold 200,000 shares of its common stock at a price of $0.10 per share resulting in net proceeds of $20,000. In the year ended June 30, 2008, the Company sold 1,189,818 shares of its common stock at prices ranging from $0.07 to $0.13 per share resulting in net proceeds of $112,798.

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

In the three months ended September 30, 2009, the Company sold 9,720 Units (representing 1,944,000 shares of common stock and 486,000 warrants) at a price of $10.00 per Unit in private placements resulting in net proceeds of $96,875.  Each Unit consists of 200 shares of common stock and 50 warrants exercisable for 12 months from the date of issue into one share of common stock at $0.50 per share.

In the three months ended December 31, 2009, the Company sold 8,050 Units (representing 1,610,000 shares of common stock and 402,500 warrants) at a price of $10.00 per Unit in private placements resulting in net proceeds of $80,375.  Each Unit consists of 200 shares of common stock and 50 warrants exercisable for 12 months from the date of issue into one share of common stock at $0.50 per share. These Units represent a total of 1,944,000 shares of common stock and 486,000 warrants.

In the three months ended March 31, 2010, the Company sold 14,650 Units (representing 2,930,000 shares of common stock and 732,500 warrants) at a price of $10.00 per Unit in private placements resulting in net proceeds of $146,205.  Each Unit consists of 200 shares of common stock and 50 warrants exercisable for 12 months from the date of issue into one share of common stock at $0.50 per share.

In the three months ended June 30, 2010, the Company sold 12,375 Units (representing 2,475,000 shares of common stock and 618,750 warrants) at a price of $10.00 per Unit in private placements resulting in net proceeds of $123,295.  Each Unit consists of 200 shares of common stock and 50 warrants exercisable for 12 months from the date of issue into one share of common stock at $0.50 per share.

In the year ended June 30, 2010, the Company has received $154,004 of stock subscriptions for 1,540,040 shares which has been recorded as a liability for stock to be issued.

In the year ended June 30, 2010, the Company issued 3,000,000 shares of common stock for investor relations services on November 9, 2009 at a value of $300,000 ($0.10 per share), 525,000 shares for consulting services on December 15, 2009 at a value of $34,125 ($0.065 per share), and 1,333,333 shares of common stock for legal services on April 28, 2010 at a value of $66,289 ($0.05 per share).  The related expense is included in other general and administrative expenses in the consolidated statement of operations.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -                       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

The Company granted from time to time warrants with a term of one-year in connection with private placements at various prices as noted herein. In addition, the Company executed a warrant agreement with an investor relations company for 5,000,000 warrants to be issued in two tranches. The first tranche of 2,500,000 warrants (the “October warrants”) has been issued in October 2009, and the second tranche of 2,500,000 warrants has been issued on March 31, 2010 (the “March warrants”). The October warrants expire October 25, 2012, and have strike prices as follows: 1,000,000 at $0.10 per share; 1,000,000 at $0.15 per share; and 500,000 at $0.20 per share. The March warrants expire March 29, 2013, and have strike prices as follows: 500,000 at $0.20 per share; 1,000,000 at $0.25 per share; and 1,000,000 at $0.30 per share. As of June 30, 2010 and 2009, the following is a breakdown of the activity:

June 30, 2010:

Outstanding - beginning of period	3,750,569
Issued	7,239,750
Exercised	-
Expired	(3,750,569)

Outstanding - end of period	7,239,750

June 30, 2009:

Outstanding - beginning of period	5,239,816
Issued	3,750,569
Exercised	-
Expired	(1,291,780)

Outstanding - end of period	3,750,569

Of the 7,239,750 warrants outstanding, they all vest immediately and 2,239,750 warrants expire at various times through June 30, 2011, 2,500,000 warrants expire on October 25, 2012 and 2,500,000 warrants expire on March 31, 2013. The Company valued the October warrants using the black-scholes method with the following criteria: stock price $0.10; strike price $0.10, $0.15 and $0.20 (as noted above); volatility 249.75%; and interest rate 0.34%. The criteria yielded option values of $0.097 and $0.096, resulting in a value of $242,500 for the 2,500,000 warrants.  The criteria used to value the 2,500,000 warrants for the March 2010 tranche was:  stock price $0.04; strike price $0.20, $0.25 and $0.30 (as noted above); volatility 266% and interest rate of 5.0%.  The criteria yielded option values of $0.0383, $0.0381 and $0.0380, resulting in a value of  $95,250 for the 2,500,000 warrants.  The expense has been included in other general and administrative expenses in the consolidated statement of operations.

The warrant agreements contain no clauses regarding adjustments to exercise price, net settlement provisions, registration rights or liquidated damages clauses.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -                       PROVISION FOR INCOME TAXES

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

At June 30, 2010, deferred tax assets consist of the following:

Net operating losses	$2,271,684

Valuation allowance	(2,271,684)
$-

At June 30, 2010, the Company had a net operating loss carryforward in the amount of $6,681,424 available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2010 and 2009 is summarized as follows:
	2010	2009

Federal statutory rate	(34.0%)	(34.0%)
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 8 -                       FAIR VALUE MEASUREMENTS

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

NOTE 9 -                       SUBSEQUENT EVENTS

On July 27, 2010, the Company filed a second amended complaint (the “Amended Complaint”) in the United States District    Court, Central District of California (the “Court”), Case No. 2:10-cv-01864, against MasterCard, Inc. and Visa, Inc. (collectively, the Defendants”) alleging patent infringement on the Company’s patent, U.S. Patent 6,792,464 (the “’464 Patent”).  On August 12, 2010, Defendants filed a Joint Motion to Dismiss the Company’s Amended Complaint.  On September 16, 2010, the Court denied Defendants’ Motion to Dismiss.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 4, 2010, the Board of Directors of the Company approved the dismissal of KBL, LLP (“KBL”) as independent auditors for the Company and its subsidiaries.

KBL’s report on the Company's financial statements for the fiscal year ended June 30, 2009 contained an explanatory paragraph indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Other than such statement, no report of  KBL on the financial statements of the Company for the year ended June 30, 2009 and through May 4, 2010 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s most recent fiscal year ended June 30, 2009, their interim reports for the quarters ended September 30, 2009 and December 31, 2009 and through May 4, 2010: (i) there have been no disagreements with KBL on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KBL, would have caused it to make reference to the subject matter of the disagreement in connection with its reports and (ii) KBL did not advise the Company of any of the events requiring reporting in this Current Report on Form 8-K under Item 304(a)(1) of Regulation S-K.

The Company provided to KBL the disclosure contained in this Form 8-K and requested KBL to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company herein and, if not, stating the respects in which it does not agree. A copy of such letter is attached hereto as Exhibit 16.1

On May 4, 2010, the Board of Directors of the Company ratified and approved the Company's engagement of Daszkal Bolton, LLP (“Daszkal”) as independent auditors for the Company and its subsidiaries.

During the years ended June 30, 2009 and 2008 and through May 4, 2010, neither the Company nor anyone on its behalf consulted Daszkal regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1) of Regulation S-K (there being none).

On October 2, 2009, our current independent registered public accounting firm, Michael T. Studer CPA P.C. (“Studer”) resigned.   On October 12, 2009,  our Board of Directors approved, ratified and confirmed the appointment of KBL, LLP (“KBL”) as our new independent registered public accounting firm, effective October 5, 2009.

The reports of Studer on our financial statements for each of the past two fiscal years contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The appointment of KBL as our independent accountants was approved, ratified and confirmed by our Board of Directors on October 13, 2009.

During our two most recent fiscal years and through the date of this report, we have had no disagreements with Studer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Studer, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our two most recent fiscal years and through the date of this report on Form 8-K, there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

ITEM 9A (T) – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.    Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with section 404 of the Sarbanes-Oxley of 2002 (“section 404”).  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009.  In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2010, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions.  These deficiencies have, on occasion, prevented us from timely filing of our 8-K and 10-K.  Management believes that these deficiencies amount to a material weakness.  Therefore our internal controls over financial reporting were ineffective as of June 30, 2010.

We became a reporting company in December 2002.  We began preparing to be in compliance with the internal control obligations, including section 404, for our fiscal year ending June 30, 2003, with an accounting staff that was relatively inexperienced in working for a U.S. public company.  During most of our first fiscal year, our internal accounting staff was primarily engaged in insuring compliance with accounting and reporting requirements to meet U.S. GAAP requirements.  As a result, with the exception of certain additional persons hired towards the end of fiscal year ending June 30, 2003 to address these deficiencies, including the hiring of our Chief Financial Officer, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although our accounting staff is professionally trained in accounting requirements and procedures required by U.S. GAAP, management has determined that they require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also deficient due to insufficient qualified resources to perform internal audit functions.  During the year ended June 30, 2010, our administrative staff has been reduced to only one employee.  Therefore, our efforts toward maintaining an effective internal control structure have been negatively affected.  We do not foresee a change in this situation in the near future, though we will continue to search for qualified candidates.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In order to correct the foregoing deficiencies, we plan to take the following remediation measures:

1)
We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources as of October 13, 2010.  However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

2)
 In August 2009, we adopted measures suggested by our C.F.O. which would help to separate duties even with a diminished administrative staff, such as retaining and blank drafts inside the administrative offices, instead of permitting any persons to remove them from the premises.

3)
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by capable individuals, and will ensure the timely filing of our 8-K and 10-K in the future.

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of October 13, 2010, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of June 30, 2010.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at June 30, 2010.

Limitations on Controls

Management does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

Item 9B. Other Information.

There have been no material events that have occurred during the fiscal year ending June 30, 2010 that were not previously disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.  Each member of the Board of Directors serves for a term of one year, or until his or her successor has been duly elected and has been qualified. Each of our officers serve until they are replaced by the Board of Directors.

Name	Age	Position with the Company
Colin Hendrick	54	President, Chief Executive Officer and Chairman of the Board
Jay M. Needelman, CPA	42	Chief Financial Officer, Director
Elizabeth Ryba	59	Director

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

ELIZABETH RYBA , has been a director of SmartMetric since April 5, 2006. Ms. Ryba has over 15 years of experience in the credit card industry. She was a promotion director at Hearst Publishing from 2002 through 2005. Between 2001 and 2004, Ms. Ryba was a consultant at Stratus Rewards Credit Cards where she launched a Visa Luxury credit card where points were redeemable on private jets. Between 2000 and 2001, Ms. Ryba worked as a Marketing Consultant for SpaFinder. In 1991 through 1999 Ms. Ryba worked at Master Card where she launched a SmartCard in Australia Ms. Ryba received her M.S. in Marketing from the University of Illinois, and her B.A. in English from the State University of New York at Stony Brook.

The Board believes that each of the Company’s directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. When evaluating candidates for election to the Board, the Nominating Committee seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions. Some of our directors have served in our operating entities, Changda Fertilizer and Changda Chemical, for many years and benefit from an intimate knowledge of our operations and corporate philosophy.

Family Relationships

There are no family relationships among officers or directors of the Company.

Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Committees of the Board

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and Chief Financial Officer.

Compliance with Section 16(a) of the Securities Act of 1934

Not Applicable.

Item 11.  Executive Compensation.

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2010 and 2009 by the Chief Executive Officer and Chief Financial Officer whose total compensation exceeded $5,000 during the fiscal years ended June 30, 2010 and 2009 (if any).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Colin Hendrick (President, Chief Executive	2010	170,000	-0-	-0-	-0-	-0-	-0-	-0-	170,000
Officer, Chairman of the Board) (1)	2009	170,000	-0-	-0-	-0-	-0-	-0-	-0-	170,000

Jay Needelman (Chief Financial Officer) (2)	2010	-0-	-0-	-0-	-0-	-0-	-0-	8,000	8,000
	2009	-0-	-0-	-0-	-0-	-0-	-0-	8,975	8,975

(1)	Colin Hendrick has been President, CEO and director of the Company since inception. Mr. Hendrick receives an annual salary of $170,000.
(2)	Jay Needelman has been serving as CFO and director of the Company since July 2004.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of October 13, 2010, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of  the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Director/Officer	Number of Shares of Common Stock (1)	Percentage of Class (1)
Owner of More than 5% of Class
Applied Cryptography, Inc. (2) 9195 Collins Avenue Surfside, Fl, 33154	Not applicable	49,127,778	55%

Directors and Executive Officers

Colin Hendrick 1150 Kane Concourse, Suite 400, Bay Harbor Islands, FL	Chief Executive Officer, Chairman of the Board of Directors	49,127,778	55%
Jay Needelman, CPA 1150 Kane Concourse, Suite 400, Bay Harbor Islands, FL	Chief Financial Officer, Director	-0-	-0-
Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	Director	40,000	0%

 (1)           In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on October 8, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on October 8, 2010, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of any preferred stock and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)            Applied Cryptography, Inc., a Nevada corporation, is owned and controlled by Mr. Hendrick, our Chairman and Chief Executive Officer.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except as described below, there have been no significant related party transactions meeting the requirements for disclosure for the fiscal year ended June 30, 2010.

On December 11, 2009, the Company entered into an Assignment and Assumption Agreement (“Assignment Agreement”) with Applied Cryptology, Inc. (the “Assignor”) pursuant to which the Assignor assigned all or its rights, title and interest to certain technology which is the subject of a Patent Cooperation Treaty Application filed on February 18, 2000 with the United States Patent and Trademark Office, and originally the subject of an application filed on February 18, 1999 with the Australian Patent and Trademark Office and the recipient of a patent from the United States Patent and Trademark office, dated December 4, 2001, including adaptations, derivatives of, and current and future technological developments thereto (the “Patent”) to the Company.  In consideration for the assignment of the Patent, the Company issued the Assignor 200,000 shares of the Company’s Series B preferred stock (the “Series B Preferred Stock”).  Applied Cryptography, Inc., is owned and controlled by Mr. Hendrick, our Chairman and Chief Executive Officer.

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

Additionally, Colin Hendrick, our C.E.O., loaned the Company $19,916 during the fiscal year ended June 30, 2010.

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

Item 14.   Principal Accounting Fees and Services

The approximate annual accounting fees of SmartMetric, paid to Mr. Jay Needelman, CPA, are $8,000.  SmartMetric does not anticipate any material change in this amount going forward.

Audit Fee

The Company incurred, in the aggregate, approximately $30,000 and $19,000 for professional services rendered by its registered independent public accounting firms for the audit of the Company’s annual financial statements for the years ended June 30, 2010 and 2009, respectively, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during those fiscal years.

Audit-Related Fees

The Company incurred approximately $9,000 and $7,000 in fees from its registered independent public accounting firms for audit-related services during the years ended June 30, 2010 and 2009, respectively.

Tax Fees

The Company incurred approximately $0 and $0 in fees from its registered independent public accounting firms for tax compliance or tax consulting services during the years ended June 30, 2010 and 2009,respectively.

All Other Fees

The Company incurred $0 and $0 for fees from its registered independent public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees", “Audit-Related Fees” and “Tax Fees” for the fiscal years ended June 30, 2010 and 2009, respectively.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bay Harbor Islands, FL, on the 13th day of October, 2010.

SMARTMETRIC, INC.

By:	/s/ Colin Hendrick
Colin Hendrick
President, Chief Executive Officer and Chairman

In accordance with the requirements of the Securities and Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date
/s/ Colin Hendrick	Chief Executive Officer and Director (principal executive officer)	October 13, 2010
Colin Hendrick
/s/ Jay Needleman	Chief Financial Officer (principal financial and accounting officer) and Director	October 13, 2010
Jay Needleman
/s/ Elizabeth Ryba	Director	October 13, 2010
Elizabeth Ryba