Form 10-Q
period 2010-09-30
SmartMetric, Inc.
filed 2010-11-22
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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
Yes / /         No [√]

As of September 30, 2010 there were 89,582,555 shares issued and outstanding of the registrant’s common stock.

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	F-1
Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and June 30, 2010	F-1
Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 (unaudited)	F-2
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the period December 18, 2002 (inception) to September 30, 2010 (unaudited)	F-3
Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009 (unaudited)	F-5
Notes to Unaudited Financial Statements	F-6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	5
Item 4T. Controls and Procedures	5

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	6
Item 1A. Risk Factors	6
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3. Defaults Upon Senior Securities	7
Item 4. Removed and Reserved.	7
Item 5. Other Information	7
Item 6. Exhibits	7
Signatures	8

PART I — FINANCIAL INFORMATION

Item 1.                                 FINANCIAL STATEMENTS

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOILDATED BALANCE SHEETS
SEPTEMBER 30, 2010 (UNAUDITED) AND JUNE 30, 2010

	(unaudited)
	SEPTEMBER 30,	June 30,
	2010	2010
Assets
Current assets:
Cash	39,613	-
Prepaid expenses and other current assets	4,069	4,069

Total current assets	43,682	4,069

Equipment, less accumulated depreciation of
$15,984 and $15,984, respectively	-	-

Other assets:
Patent costs, less accumulated amortization
of $9,000 and $8,625, respectively	6,000	6,375

Total assets	$49,682	$10,444

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	170,509	160,614
Liability for stock to be issued	268,735	154,004
Cash overdraft	-	15,141
Deferred Officer salary	101,891	82,424
Shareholder loan	20,399	19,916
Payroll taxes, withholdings and accrued
interest and penalties	377,285	436,271

Total current liabilities	938,819	868,370

Other liabilities	-	-

Total liabilities	938,819	868,370

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
authorized, 200,000 shares issued and outstanding	200	200
Common stock, $.001 par value; 100,000,000 shares
authorized, issued and outstanding 89,582,555 and
89,212,555 shares, respectively	89,582	89,212
Additional paid-in capital	5,770,716	5,734,086
Deficit accumulated during the development stage	(6,749,635)	(6,681,424)

Total stockholders' equity (deficit)	(889,137)	(857,926)

Total liabilities and stockholders' equity (deficit)	$49,682	$10,444

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
WITH CUMULATIVE TOTALS SINCE DECEMBER 18, 2002 (INCEPTION) UNAUDITED

			Cumulative Totals Since Inception
			December
	September 30,		18,
	2010	2009	2002

Revenues	$-	$-	$-

Expenses:
Officer's salary	42,500	50,000	977,500
Other general and administrative	19,734	176,059	4,809,230
Research and development	3,488	27,376	904,435

Total expenses	65,722	253,435	6,691,165

Loss from operations	(65,722)	(253,435)	(6,691,165)

Interest income	-	-	657
Interest expense	(2,489)	(6,568)	(59,127)

Net loss	$(68,211)	$(260,003)	$(6,749,635)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding, basic and diluted	90,544,444	75,546,222

 See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD DECEMBER 18, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2010 (UNAUDITED)

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

Conversion of
loan payable
and accrued
interest to
common shares	-	-	-	-	40,000	40	62,360	-	62,400

Conversion of
Class A common
shares to
common shares	-	-	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,225,045)	(1,225,045)

Balance June 30, 2006	-	-	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Shares issued of
common stock
for cash	-	-	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued of
common stock
for services
rendered	-	-	-	-	191,505	192	(192)	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,050,189)	(1,050,189)

Balance June 30,
2007	-	-	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Shares issued of
common stock
for cash	-	-	-	-	6,629,634	6,629	1,293,595	-	1,300,224

Shares issued of
common stock
for services
rendered	-	-	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for the
year	-	-	-	-	-	-	-	(1,397,056)	(1,397,056)

Balance June 30,
2008	-	-	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of
shares from
temporary equity
to common stock	-	-	-	-	160,837	161	241,095	-	241,256

Shares issued of
common stock
for cash	-	-	-	-	4,412,596	4,413	438,931	-	443,344

Shares issued of
common stock
for services
rendered	-	-	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for the
year	-	-	-	-	-	-	-	(1,103,089)	(1,103,089)

Balance June 30,
2009	-	-	-	-	75,546,222	75,546	4,569,388	(5,069,772)	(424,838)

Shares issued
for patent	200,000	200	-	-	-	-	(200)	-	-

Shares issued of
common stock
for cash	-	-	-	-	8,808,000	8,808	431,592	-	440,400

Shares issued of
common stock
for services
rendered	-	-	-	-	4,858,333	4,858	395,556	-	400,414

Warrants issued
for services	-	-	-	-	-	-	337,750	-	337,750

Net loss for the
year	-	-	-	-	-	-	-	(1,611,652)	(1,611,652)

Balance June 30,
2010	200,000	$200	-	$-	89,212,555	$89,212	$5,734,086	$(6,681,424)	$(857,926)

Shares issued of
common stock and
warrants for cash	-	-	-	-	370,000	370	36,630	-	37,000

Net loss for the
year	-	-	-	-	-	-	-	(68,211)	(68,211)

Balance September
30, 2010	200,000	$200	-	$-	89,582,555	$89,582	$5,770,716	$(6,749,635)	$(889,137)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)
WITH CUMULATIVE TOTALS SINCE DECEMBER 18, 2002 (INCEPTION)

			CUMULATIVE TOTALS SINCE
	THREE MONTHS ENDED		DECEMBER
	SEPTEMBER 30,		18,
	2010	2009	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,211)	$(260,003)	$(6,749,635)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	1,193	15,984
Amortization	375	375	9,000
Common stock issued for consulting services	-	-	1,337,503
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses	-	27,803	(4,069)
Increase (decrease) in accounts payable and accrued expenses	9,895	(3,476)	170,509
Increase in deferred Officer salary	19,467	-	101,891
Increase (decrease) in cash overdraft	(15,141)	47,917	-
Increase (decrease) in payroll taxes, accrued interest and penalties	(58,986)	46,797	377,285
Total adjustments	(44,390)	120,609	2,010,503

Net cash used in operating activities	(112,601)	(139,394)	(4,739,132)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)
Net cash provided by (used in) investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	60,000
Loans from related parties	483	-	74,826
Repayments of loans from related parties	-	-	(54,427)
Stock subscriptions received from private placements	37,000	-	3,483,594
Sale of common stock in public offering	-	-	1,115,472
Increase in liability for stock to be issued	114,731	96,875	268,735
Public offering costs incurred	-	-	(138,471)

Net cash provided by financing activities	152,214	96,875	4,809,729

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	39,613	(42,519)	39,613

CASH AND CASH EQUIVALENTS-
BEGINNING OF PERIOD	-	42,519	-

CASH AND CASH EQUIVALENTS-END OF PERIOD	$39,613	$-	$39,613

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$28,174

See notes to consolidated financial statements.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the June 30, 2010 10-K and audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 1 -                       ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $68,211 and $260,003 for the three months ended September 30, 2010 and 2009 respectively, and has incurred a cumulative loss of $6,749,635 since inception (December 18, 2002).  In addition, the Company has a working capital deficit in the amount of $889,137 as of September 30, 2010. The Company is currently in the development stage and has been spending a majority of its time in the development of its technology.

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

Accounts Receivable

The Company plans to extend credit based on its evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company will monitor its exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at Serptember 30, 2010.  Accounts receivable will generally be due within 30 days.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 2 -                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                        Uncertainty in Income Taxes

In July 2006, ASC 740-10 “Accounting for Uncertainty in Income Taxes” was issued (“ASC 740-10”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  Management  evaluates the Company’s tax positions on an annual basis and have determined that as of September 30, 2010 no additional accrual for income taxes is necessary.

Advertising Costs

The Company will expense the cost associated with advertising as incurred.  Advertising expense will be included in other general and administrative expenses in the condensed consolidated statements of operations.

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 2 -                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company measures compensation expense for its employee stock-based compensation under ASC 718-10, “Share-Based Payments” (“ASC 718-10”) and for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (“ASC 505-50”).   The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Reclassifications

Certain balances for the three months ended September 30, 2009 have been reclassified to conform with the presentation for the three months ended September 30, 2010. The reclassification have had no effect on the net loss for the three months ended September 30, 2009.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 3 -                       EQUIPMENT

Equipment as of September 30, 2010 (unaudited) and June 30, 2010 were as follows:

	Estimated Useful Lives ( Years)	September30, 2010	June 30, 2010

Computer equipment	3-5	$15,984	$15,984

Less: accumulated depreciation		(15,984)	(15,984)
Equipment, net		$0	$0

There was $0 and $1,193 charged to operations for depreciation expense for the three months ended September 30, 2010 and 2009, respectively.

NOTE 4 -                       PATENT COSTS

Patent costs as of September 30, 2010 (unaudited) and June 30, 2010 were as follows:

	Estimated Useful Lives ( Years)	September 30, 2010	June 30, 2010

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(9,000)	(8,625)
Patent costs, net		$6,000	$6,375

There was $375 and $375 charged to operations for amortization expense for the three months ended September 30, 2010 and 2009, respectively.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

Lease Agreement

The Company leases office space in Bay Harbor Islands, Florida under a month-to-month agreement at a monthly rental of $1,300 per month for the three months ended September 30, 2010. Rent expense for the three months ended September 30, 2010 and 2009 was $6,500 and $7,900 respectively.

                        Related Party Transactions

Colin Hendrick, our CEO, currently holds his shares in the Company through (“ACI”).  ACI does not engage in any transactions with the Company.

The Company has accrued the amount of $20,399 and $19,916 at September 30, 2010 and June 30, 2010, respectively, for various loans to the Company from our CEO.  These loans contain terms of repayment over one year at an interest rate of 5.00% per annum.  There is no formal agreement related to these loans.

The Company has accrued the amount of $101,891 and $82,424 at September 30, 2010 and June 30, 2010, respectively, as deferred Officer salary for the difference between Colin Hendrick’s $170,000 per year contractual salary and the amount he has been paid through those dates.

                        Payroll Taxes

The Company has accrued the sum of $377,285 and $436,271 at September 30, 2010 and June 30, 2010, respectively, for payroll tax liability, inclusive of principal, interest and penalties.  This is the result of the Company’s inability to pay the federal withholding tax, Social Security withholding and Medicare withholding from its employees’ salaries.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 6 -                       STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2010, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 200,000 shares issued and outstanding.

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

On December 11, 2009, the Company entered into an Assignment and Assumption Agreement with ACI (the “assignment and Assumption Agreement”). In accordance with the Assignment and Assumption Agreement, ACI conveyed, assigned and transferred to the Company all of its rights, title and interest in and to the Patent (see Note 4) and delegated to the Company all of its duties and obligations to be performed under the Patent.

In consideration for the assignment of the Patent, the Company issued 200,000 shares of Series B Convertible Preferred Stock. ACI may only convert these shares into common shares (in accordance with the conversion terms noted herein) upon delivering to the Company, a third party valuation of the assigned Patent conducted by a nationally qualified accounting firm or IP law firm mutually agreed upon between the Company and ACI, indicating that such Patent is valued at a minimum of $1,000,000.

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 6 -                       STOCKHOLDERS’ EQUITY (DEFICIT)

Class A Common Stock

As of September 30, 2010, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. The Company in October 2003 issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in February and May 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares, par value $0.001. In 2006, the Company amended their articles of incorporation to increase the 45,000,000 shares to 100,000,000 shares. In 2009, the Company further increased the authorized shares to 200,000,000.

As of September 30, 2010, the Company has 89,582,555 shares of common stock issued and outstanding.

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

In the year ended June 30, 2010, the Company sold 44,795 Units (representing 8,959,000 shares of common stock and 2,239,750 warrants) at a price of $10.00 per Unit in private placements resulting in net proceeds of $446,750.  Each unit consisted of 200 shares of common stock and 50 warrants exercisable for 12 months from the date of issue into one share of common stock at $0.50 per share.  In addition, the Company issued 3,000,000 shares of common stock for investor relations services on November 9, 2009 at a value of $300,000 ($0.10 per share), and 525,000 shares for consulting services on December 15, 2009 at a value of $34,125 ($0.065 per share).  The Company issued 1,333,333 shares of common stock for legal services on April 28, 2010 at a value of $66,289 ($0.05 per share).  The related expense is included in other general and administrative expenses in the consolidated statement of operations.  The company issued 44,795 units in private placements at a price of $0.05 per share and $10.00 per unit, representing 8,959,000 shares and net proceeds of $446,750.

In the three months ended September 30, 2010, the Company sold 8,737 Units (representing 1,747,513 shares and 436,850 warrants) during the three month period ending September 30, 2010, at prices ranging from $10.00 to $20.00 per Unit.  Each Unit consisted of 200 shares of common stock and 50 warrants exercisable for 12 months from the date of issue into one share of common stock at $0.50 per share.  In addition, the Company sold 625,000 shares of common stock in a private placement at a price of $0.04 per share.

The Company recorded a liability for stock to be issued of $268,735 and $154,004 at September 30, 2010 and June 30, 2010, respectively, for stock subscriptions sold for which the shares have not yet been issued.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 6 -                       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

The Company granted from time to time warrants with a term of one-year in connection with private placements at various prices as noted herein. In addition, the Company executed a warrant agreement with an investor relations company for 5,000,000 warrants to be issued in two tranches. The first tranche of 2,500,000 warrants (the “October warrants”) has been issued in October 2009, and the second tranche of 2,500,000 warrants has been issued on March 31, 2010 (the “March warrants”). The October warrants expire October 25, 2012, and have strike prices as follows: 1,000,000 at $0.10 per share; 1,000,000 at $0.15 per share; and 500,000 at $0.20 per share. The March warrants expire March 29, 2013, and have strike prices as follows: 500,000 at $0.20 per share; 1,000,000 at $0.25 per share; and 1,000,000 at $0.30 per share. As of September 30, 2010 and 2009, the following is a breakdown of the activity:

September 30, 2010:

Outstanding - beginning of period	7,239,750
Issued	436,850
Exercised	-
Expired	(486,000)

Outstanding - end of period	7,190,600

September 30, 2009:

Outstanding - beginning of period	3,750,569
Issued	-
Exercised	-
Expired	(83,000)

Outstanding - end of period	3,667,569

Of the 7,190,600 warrants outstanding, they all vest immediately and 1,190,600 warrants expire at various times through September 30, 2011, 2,500,000 warrants expire on October 25, 2012 and 2,500,000 warrants expire on March 31, 2013. The Company valued the October warrants using the black-scholes method with the following criteria: stock price $0.10; strike price $0.10, $0.15 and $0.20 (as noted above); volatility 249.75%; and interest rate 0.34%. The criteria yielded option values of $0.097 and $0.096, resulting in a value of $242,500 for the 2,500,000 warrants.  The criteria used to value the 2,500,000 warrants for the March 2010 tranche was:  stock price $0.04; strike price $0.20, $0.25 and $0.30 (as noted above); volatility 266% and interest rate of 5.0%.  The criteria yielded option values of $0.0383, $0.0381 and $0.0380, resulting in a value of $95,250 for the 2,500,000 warrants.  The expense has been included in other general and administrative expenses in the consolidated statement of operations for the year ended June 30, 2010.

The warrant agreements contain no clauses regarding adjustments to exercise price, net settlement provisions, registration rights or liquidated damages clauses.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 7 -                  SUBSEQUENT EVENTS

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

· the availability of funds and working capital and our ability to continue as a going concern;

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

A prototype of our biometric card was completed in February 2005 and we have been adjusting and developing software for the card since that date.  The finished product will be the prototype or model for our biometric cards, which will be manufactured upon receipt of customer orders.   We are in the process of revising some of the engineering of the prototype so as to decrease the size of the circuitry contained in the card. We expect that the revised prototype will be completed by February 2011.

The company will contract outside silicon and component fabrication plants to manufacture specific components to its specifications.   Assembly and creation of the sub-micro circuit boards are outsourced to different vendors.   The final card assembly will be undertaken by SmartMetric, Inc.   We intend to purchase manufacturing equipment to facilitate the mass production of a minimum of 1 million cards a month.    For business strategic reasons and to save on labor and overhead costs the company plans to establish its mass manufacturing plant in Argentina.
We currently have two full time employees, including Colin Hendrick, our President and Chief Executive Officer. Once we have begun to generate sales, we intend to hire additional employees.

SmartMetric does not believe its business is seasonal in any way.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

Revenue and Net Income (Loss)

For the three months ended September 30, 2010, there was $0 sales revenue and a net loss of $68,211. For the three months ended September 30, 2009, there was $0 sales revenue and a net loss of $260,003. This decreased loss of $191,792 or 73.8% resulted primarily from decreased general and administrative costs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2010 were $19,734 a decrease of $156,325 or 88.8% compared to $176,059 for the comparable period in 2009. The decrease was primarily attributable to reduced office expense due to lower payroll costs and fewer employees.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2010 were $3,488, a decrease of $23,888 or 87.3% compared to $27,376 for the comparable period in 2009. The decrease was primarily attributable to reduced technology costs since most of the work to develop the card had been completed.

Interest Expenses

Interest expense for the three months ended September 30, 2010 was $2,489 compared to $6,568 for the comparable period in 2009, a decrease of $4,079 or 62.1%. The decrease was primarily attributable to a change in accounting estimate used to calculate payroll tax interest.
Income Tax Expenses

Income tax for the three months ended September 30, 2010 was $0, unchanged from September 30, 2009.

Liquidity and Capital Resources

The Company is a development stage company and has spent a majority of resources and time into developing their technology.  There is no guarantee that the Company can continue to raise enough capital or generate revenues to sustain its operations.  These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on a number of factors including the final phase of product development as well as product implementation and distribution.  The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amount and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

Cash and Cash Equivalents

Our cash and cash equivalents were ($15,141) at the beginning of three months ended September 30, 2010 and increased to $39,613 by the end of such period, an increase of $54,754.  The increase was primarily attributable to increased funding compared to other periods.

Net cash used in operating activities

Net cash used in operating activities was $112,601 for the three months ended September 30, 2010 compared to net cash used in operating activities of $139,394 for the comparable period in 2009.  The decrease was primarily attributed to a change in the estimate of the liability for payroll taxes, accrued interest and penalties.

Net cash used in investing activities

Net cash used in investing activities was $0 for the three months ended September 30, 2010, unchanged from $0 from September 30, 2009.

Net cash provided by financing activities

Net cash provided by financing activities was $152,214 for the three months ended September 30, 2010, compared to $96,875 for the comparable period in 2009.  The increase was primarily attributed to cash received for the issuance and future issuance of common stock pursuant to subscription agreements.

Contractual Obligations and Off-Balance Sheet Arrangements.

As of November 18, 2010, the Company has no current contractual obligations or commitments.

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

SmartMetric did not purchase any intangible assets for the three months ended September 30, 2010.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

Item 4T.	CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Exchange Act, our management, including our Chief Executive Offer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, we have concluded that because of material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

In order to correct the foregoing material weaknesses, we have taken the following remediation measures:

1)
We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources as of November 18, 2010.  However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

2)
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals, and will ensure all timely filings in the future.

We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, however nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2010.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have not resulted in a material misstatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, even though material weaknesses in internal controls exist, management believes there to be no material inaccuracies or errors in the Company’s financial statements as of September 30, 2010.

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

Item 1A.          RISK FACTORS

Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 includes a detailed discussion of the risk factors that could materially affect the Company’s business, financial condition, results of operations or future prospects. There have been no material updates since the filing of the Company’s Annual Report on Form 10-K

Item 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended September 30, 2010, the Company sold 8,737 Units (representing 1,747,513 shares and 436,850 warrants) during the three month period ending September 30, 2010, at prices ranging from $10.00 to $20.00 per Unit.  Each Unit consisted of 200 shares of common stock and 50 warrants exercisable for 12 months from the date of issue into one share of common stock at $0.50 per share.  In addition, the Company sold 625,000 shares of common stock in a private placement at a price of $0.04 per share.

On July 8, 2010 we entered into a consulting agreement pursuant to which we were to issue 250,000 shares of common stock for services rendered.  The shares of common stock to be issued pursuant to the agreement were issued after the end of the quarterly period ended September 30, 2010.

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

Item 3.             DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.             REMOVED AND RESERVED

None.

Item 5.             OTHER INFORMATION

There were no matters required to be disclosed on Form 10-Q during the three months ended September 30, 2010 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: November 22, 2010	By:	/s/ Colin Hendrick
Colin Hendrick, President

Dated: November 22, 2010	By:	/s/ Jay Needelman
Jay Needelman , Chief Financial Officer