Form 10-K/A
period 2010-06-30
SmartMetric, Inc.
filed 2010-11-30
CIK 1301991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

N/A

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

EXPLANATORY NOTE

 We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended June 30, 2010 (the “2010 Annual Report”) originally filed on October 13, 2010 with the Securities and Exchange Commission solely for the purposes of  (i) correcting the section entitled “Manufacturing” in our business description and (ii) correcting the exhibit index. Pursuant to the rules of the Securities and Exchange Commission, we have also included currently dated certifications from our principal executive and principal financial officers, as required by Sections 302 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 31.1 and 31.2 to this report. Except as described above, no other changes are being made to the 2010 Annual Report. This Form 10-K/A does not reflect events occurring after the October 13, 2010 filing of our 2010 Annual Report and does not modify or update the disclosure contained in the 2010 Annual Report in any way other than as described in this Explanatory Note.

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

Manufacturing

We will contract outside silicon and component fabrication plants to manufacture specific components to its specifications.   Assembly and creation of the sub-micro circuit boards are outsourced to different vendors.   The final card assembly will be undertaken by us.   We intend to purchase manufacturing equipment to facilitate the mass production of a minimum of 1 million cards a month.    For business strategic reasons and to save on labor and overhead costs the company plans to establish its mass manufacturing plant in Argentina.

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

Item 15.  Exhibits, Financial Statements Schedules

3.1
Articles of Incorporation of SmartMetric, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

3.2
Amendment to the Articles of Incorporation of Smartmetric Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

3.3
Certificate of Designation for the Company’s Series B Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

3.4	By-laws of SmartMetric, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

4.1
Specimen Certificate of Common Stock. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

10.1
License Agreement between SmartMetric and Applied Cryptography, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 23, 2005)

10.2
Employment Agreement, dated December 9, 2009 by and between Colin Hendrick and Smartmetric, Inc    (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

10.3	Agreement between SmartMetric and ISI (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 23, 2005)

10.4
Assignment and Assumption Agreement, dated December 11, 2009 by and between Smartmetric, Inc. and Applied Cryptology Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

10.5
Option Agreement, dated December 11, 2009 ((incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

14.1	Code of Ethics (incorporated by reference to Exhibit 16.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

31.1	Certification of SmartMetric’s Chief Executive Office pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

31.2	Certification of SmartMetric’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

32.1
Certification of SmartMetric’s Chief Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350)

32.2
Certification of SmartMetric’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bay Harbor Islands, FL, on the  30th day of November, 2010 .

SMARTMETRIC, INC.

By:	/s/ Colin Hendrick
Colin Hendrick
President, Chief Executive Officer and Chairman

In accordance with the requirements of the Securities and Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date
/s/ Colin Hendrick	Chief Executive Officer and Director (principal executive officer)	November 30, 2010
Colin Hendrick
/s/ Jay Needleman	Chief Financial Officer (principal financial and accounting officer) and Director	November 30, 2010
Jay Needleman
/s/ Elizabeth Ryba	Director	November 30, 2010
Elizabeth Ryba