Form 10-Q
period 2010-12-31
SmartMetric, Inc.
filed 2011-02-22
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2010

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

(305) 495-7190
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√]  No / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes □  No  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes / /         No [√]

As of February 14, 2011, there were 93,712,305 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed consolidated Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010	F-1
	Condensed consolidated Statements of Operations for the six and three months ended December 31, 2010 and 2009 (unaudited)	F-2
	Condensed consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period December 18, 2002 (inception) to December 31, 2010 (unaudited).	F-3
	Condensed consolidated Statements of Cash Flows for the six and three months ended December 31, 2010 and 2009 (unaudited)	F-4
	Notes to condensed consolidated Financial Statements (unaudited)	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3A(T).	Controls and Procedures	6

PART II.	OTHER INFORMATION	8
Item 1.	Legal Proceedings	8
Item 1A.	Risk Factors	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	(Removed and Reserved)	8
Item 5.	Other Information	8
Item 6.	Exhibits	8
Signatures		9

PART I — FINANCIAL INFORMATION

Item 1.                                 FINANCIAL STATEMENTS

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheets
December 31, 2010 (Unaudited) and June 30, 2010

	(unaudited)
	DECEMBER
	31,	June 30,
	2010	2010
Assets
Current assets:
Cash	$765,727	$-
Prepaid expenses and other current assets	49,069	4,069

Total current assets	814,796	4,069

Equipment, less accumulated depreciation of
$15,984	-	-

Other assets:
Patent costs, less accumulated amortization
of $9,375and $8,625 respectively	5,625	6,375

Total assets	$820,421	$10,444

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$108,681	$160,614
Liability for stock to be issued	1,369,294	154,004
Cash overdraft	-	15,141
Deferred Officer salary	101,891	82,424
Shareholder loan	12,422	19,916
Payroll taxes, withholdings and accrued
interest and penalties	407,378	436,271

Total current and total liabilities	1,999,666	868,370

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
authorized, 200,000 shares issued and outstanding	200	200
Common stock, $.001 par value; 200,000,000 shares
authorized, issued and outstanding 93,712,305 and
89,212,555 shares, respectively	93,712	89,212
Additional paid-in capital	6,086,335	5,734,086
Deficit accumulated during the development stage	(7,359,492)	(6,681,424)

Total Stockholders' equity (deficiency)	(1,179,245)	(857,926)

Total liabilities and stockholders' equity (deficiency)	$820,421	$10,444

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A development Stage Company)
Condensed Consolidated Statements of Operations
For The Six and Three Months Ended December 31, 2010 and 2009

					Cumulative
					Totals
					Since
					Inception
	Six Months Ended		Three Months Ended		December
	December 31,		December 31,		18,
	2010	2009	2010	2009	2002

Revenues	$-	$-	$-	$-	$-

Expenses:
Officer's salary	85,000	92,500	42,500	42,500	1,020,000
Other general and administrative	574,269	903,030	554,160	726,971	5,363,765
Research and development	11,702	40,731	8,214	13,355	912,649

Total expenses	670,971	1,036,261	604,874	782,826	7,296,414

Loss from operations	(670,971)	(1,036,261)	(604,874)	(782,826)	(7,296,414)

Interest income		-	-	-	657
Interest expense	(7,097)	(9,798)	(4,608)	(3,230)	(63,735)

Net loss	(678,068)	(1,046,059)	$(609,482)	$(786,056)	$(7,359,492)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common
shares outstanding, basic and diluted	92,684,461	76,456,548	90,160,369	77,366,874

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

Conversion of
loan payable
and accrued
interest to
common shares	-	-	-	-	40,000	40	62,360	-	62,400

Conversion of
Class A common
shares to
common shares	-	-	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,225,045)	(1,225,045)

Balance June 30,
2006	-	-	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Shares issued of
common stock
for cash	-	-	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued of
common stock
for services
rendered	-	-	-	-	191,505	192	(192)	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,050,189)	(1,050,189)

Balance June 30,
2007	-	-	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Shares issued of
common stock
for cash	-	-	-	-	6,629,634	6,629	1,293,595	-	1,300,224

Shares issued of
common stock
for services
rendered	-	-	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for the
year	-	-	-	-	-	-	-	(1,397,056)	(1,397,056)

Balance June 30,
2008	-	-	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of
shares from
temporary equity
to common stock	-	-	-	-	160,837	161	241,095	-	241,256

Shares issued of
common stock
for cash	-	-	-	-	4,412,596	4,413	438,931	-	443,344

Shares issued of
common stock
for services
rendered	-	-	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for the
year	-	-	-	-	-	-	-	(1,103,089)	(1,103,089)

Balance June 30,
2009	-	-	-	-	75,546,222	75,546	4,569,388	(5,069,772)	(424,838)

Shares issued
for patent	200,000	200	-	-	-	-	(200)	-	-

Shares issued of
common stock
for cash	-	-	-	-	8,808,000	8,808	431,592		440,400

Shares issued of
common stock
for services
rendered	-	-	-	-	4,858,333	4,858	395,556	-	400,414

Warrants issued
for services							337,750		337,750

Net loss for the
year	-	-	-	-	-	-	-	(1,611,652)	(1,611,652)

Balance June 30,
2010	200,000	$200	-	$-	89,212,555	$89,212	$5,734,086	$(6,681,424)	$(857,926)

Shares issued of
common stock and
warrants for cash	-	-	-	-	3,274,000	3,274	176,176	-	179,450

Shares issued of
common stock
for services
rendered	-	-	-	-	1,225,750	1,226	176,073	-	177,299

Net loss for the
period	-	-	-	-	-	-	-	(678,068)	(678,068)

Balance December
31, 2010	200,000	$200	-	$-	93,712,305	$93,712	$6,086,335	$(7,359,492)	$(1,179,245)

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
WITH CUMULATIVE TOTALS SINCE DECEMBER 18, 2002 (INCEPTION) (UNAUDITED)

			CUMULATIVE
			TOTALS
			SINCE
	SIX MONTHS ENDED		DECEMBER
	DECEMBER 31,		18,
	2010	2009	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(678,068)	$(1,046,059)	$(7,359,492)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	2,385	15,984
Amortization	750	750	9,375
Common stock and warrants issued for consulting services	177,299	575,000	1,514,802
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses	(45,000)	27,803	(49,069)
Increase (decrease) in accounts payable and accrued expenses	(51,933)	31,537	108,681
Increase in deferred Officer salary	19,467	-	101,891
Increase (decrease) in cash overdraft	(15,141)	-	-
Increase (decrease) in payroll taxes, accrued interest and penalties	(28,893)	102,778	407,378
Total adjustments	56,549	740,253	2,111,442

Net cash used in operating activities	(621,519)	(305,806)	(5,248,050)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)
Net cash used in investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	60,000
Increase in liability for stock to be issued	1,215,290	177,700	1,369,294
Increase in due from shareholder	-	19,874	-
Increase (decrease) in cash overdraft	-	65,713	-
Loans from related parties	(7,494)	-	66,849
Repayments of loans from related parties	-	-	(54,427)
Stock subscriptions received from private placements	179,450	-	3,626,044
Sale of common stock in public offering	-	-	1,115,472
Public offering costs incurred	-	-	(138,471)

Net cash provided by financing activities	1,387,246	263,287	6,044,761

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	765,727	(42,519)	765,727

CASH AND CASH EQUIVALENTS-
BEGINNING OF PERIOD	-	42,519	-

CASH AND CASH EQUIVALENTS-END OF PERIOD	$765,727	$-	$765,727

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$28,174

See notes to condensed consolidated financial statements.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -                     ORGANIZATION AND BASIS OF PRESENTATION

SmartMetric, Inc. ("SmartMetric" or "the Company") was incorporated in the State of Nevada on December 18, 2002.  The Company is developing a credit card size plastic card embedded with an integrated circuit chip and biometric fingerprint sensor which provides identification of the user (the "SmartMetric Smart Card") to market to government agencies, corporations, and organizations interested in identification cards.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the six months and three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  For further information, refer to the financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the Securities and Exchange Commission.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is currently in the development stage and has been spending a majority of its time and capital in the development of its technology.  Since inception, the Company has continuing losses from its development stage activities, negative working capital and an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                 Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915-10, "Accounting and Reporting by Development Stage Enterprises". The Company has devoted substantially all of its efforts to the development of its technology.  Additionally, the Company has allocated a substantial portion of its time and investment in bringing its services to the market, and the raising of capital.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions over FDIC insured limits exposes the Company to cash concentration risk.  The Company’s cash balance exceeded the insured limit by $527,138 and $0 at December 31, 2010 and June 30, 2010, respectively.

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

Accounts Receivable

The Company plans to  extend credit based on its evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company will monitor exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at December 31, 2010.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                Uncertainty in Income Taxes

In July 2006, ASC 740-10 “Accounting for Uncertainty in Income Taxes” was issued (“ASC 740-10”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  ASC 740-10 is effective for fiscal years beginning after December 15, 2006.  Management evaluates the Company’s tax positions on an annual basis and has determined that as of December 31, 2010 no additional accrual for income taxes is necessary.

Advertising Costs

The Company will expense the cost associated with advertising as incurred.  Advertising expense will be included in other general and administrative expenses in the consolidated statements of operations.

Equipment

Equipment is stated at cost, and is fully depreciated.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 - 5 years.

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

Reclassifications

Certain financial statement amounts for the three and six months ended December 31, 2009 have been reclassified to conform with the presentation for the three and six months ended December 31, 2010. The reclassifications have had no effect on the net loss for the three and six months ended December 31, 2009.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSEDCONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -                       EQUIPMENT

Equipment as of December 31, 2010 (unaudited) and  June 30, 2010  were as follows:

	Estimated
	Useful Lives	December 31,	June 30,
	( Years)	2010	2010
Computer equipment	3-5	$15,984	$15,984

Less: accumulated depreciation		(15,984)	(15,984)
Equipment, net		$0	$0

There was $0 and $1,192 charged to operations for depreciation expense for the three months ended December 31, 2010 and 2009, respectively, and $0 and $2,385 for the six months ended December 31, 2010 and 2009, respectively.

NOTE 4 -                       PATENT COSTS

Patent costs as of December 31, 2010 (unaudited) and June 30, 2010 were as follows:

	Estimated Useful Lives ( Years)	December 31, 2010	June 30, 2010

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(9,375)	(8,625)
Patent costs, net		$5,625	$6,375

There was $375 and $375 charged to operations for amortization expense for the three months ended December 31, 2010 and 2009, respectively, and $750 and $750 for the six months ended December 31, 2010 and 2009, respectively.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -                       COMMITMENTS

Patent License Agreement

Effective August 1, 2004, the Company executed a license agreement with Applied Cryptography, Inc. (“ACI”), a corporation controlled by the Company’s president and the owner of certain technology. Pursuant to the license agreement, the Company has the right to make use of this technology for the purpose of developing software and systems to be used by the Company to provide any or all of the following: 1) secure transactions over the Internet from home and office computers; 2) an automatic method for connecting to remote computers; 3) a method of developing targeted advertising to home and/or office computers; and 4) identity verification and access control as provided for in the patent. Pursuant to this license agreement, ACI will receive 2% of all revenues generated by the Company on products which utilize this patented technology. The license fee is payable within 45 days of the end of each quarter. ACI may rescind the license agreement and reclaim all rights and interest in the patents if certain events, such as the Company’s filing for bankruptcy protection or reorganization, occur. This license agreement will remain in effect for the lives of the patents. The Company may utilize the technological applications anywhere in the world without limitation.  Upon execution of the Assignment and Assumption Agreement on December 11, 2009 (see Note 7), the Patent License Agreement was terminated.

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

Lease Agreement

The Company leases office space in Bay Harbor Islands, Florida under a month to month agreement.  Rent expense was $5,200 and $6,500 for the three months ended December 31, 2010 and 2009, respectively, and $11,700 and $14,400 for the six month period ended December 31, 2010 and 2009, respectively.

                Related Party Transactions

The president currently holds his shares in the Company through  ACI.  ACI does not engage in any transactions with the Company.

The Company has accrued the amount of $12,422 and $19,916 at December 31, 2010 and June 30, 2010, respectively, for various loans to the Company from its CEO.  These loans contain terms of repayment over one year at an interest rate of 5.00% per annum.  There is no formal agreement related to these loans.

The Company has accrued the amount of $101,891 and $82,424 at December 31, 2010 and June 30, 2010, respectively, as deferred Officer salary for the difference between the president's contractual salary and the amount paid.

Payroll Taxes

The Company has accrued the sum of $407,378 and $436,271 at December 31, 2010 and June 30, 2010, respectively, for payroll tax liability, inclusive of principal, interest and penalties.  This is the result of the Company’s inability to pay the federal withholding tax, Social Security withholding and Medicare withholding from its employees’ salaries.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -                       STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001, of which 200,000 shares are issued and outstanding.

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

On December 11, 2009, the Company entered into an Assignment and Assumption Agreement with ACI (the “assignment and Assumption Agreement”). In accordance with the Assignment and Assumption Agreement, ACI conveyed, assigned and transferred to the Company all of ACI’s rights, title and interest in and to the Patent (see Note 4) and delegated to the Company all of its duties and obligations to be performed under the Patent.

In consideration for the assignment of the Patent, the Company issued 200,000 shares of Series B Convertible Preferred Stock. The Series B shares are convertible into common shares (in accordance with the conversion terms) upon delivering to the Company, a third party valuation of the assigned Patent conducted by a nationally qualified accounting firm or IP law firm mutually agreed upon between the Company and ACI, indicating that such Patent is valued at a minimum of $1,000,000.

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

In accordance with Staff Accounting Bulletin (“SAB”) topic 5G “Transfers of Non-monetary Assets by Promoters and Shareholders” the Company determined that the Patent has no value at the time of transfer and has recorded the transaction at $0.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -                       STOCKHOLDERS’ EQUITY (DEFICIT)

Class A Common Stock

The Company has authorized 50,000,000 shares of Class A common stock, par value $0.001, of which shares are issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in February and May 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares, par value $0.001. In 2006, the Company amended its articles of incorporation to increase the 45,000,000 shares to 100,000,000 shares. In 2009, the Company further increased the authorized shares to 200,000,000.

As of December 31, 2010, the Company has 93,712,305 shares of common stock issued and outstanding.

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -                       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

During  the year ended June 30, 2007, the Company authorized the issuance of a total of 82,893 Units to various parties for services rendered relating to the public offering and the private placements and a total of 108,612 shares of common stock to various parties relating to the financings.

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

In the year ended June 30, 2010, the Company has received $154,004 of stock subscriptions for 1,540,040 shares which has been recorded as a liability for stock to be issued. In addition, the Company issued 3,000,000 shares of common stock for investor relations services on November 9, 2009 at a value of $300,000 ($0.10 per share), and 525,000 shares for consulting services on December 15, 2009 at a value of $34,125 ($0.065 per share).  The Company issued 1,333,333 shares of common stock for legal services on April 28, 2010 at a value of $66,289 ($0.05 per share).  The related expense is included in other general and administrative expenses in the condensed consolidated statement of operations.  The company issued 44,795 units in private placements at a price of $0.05 per share and $10.00 per unit, representing 8,959,000 shares and net proceeds of $446,750.

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

In the three months ended December 31, 2010, the Company sold 18,855 Units (representing 3,770,953 shares and 942,772 warrants) during the three month period ending December 31, 2010, at prices ranging from $26.00 to $245.00 per Unit, for net proceeds of $1,205,769.  Each Unit consisted of 200 shares of common stock and 50 warrants exercisable for twelve months from date of issue into one share of common stock at $0.50 per share.  The Company sold 587,110 shares of common stock in private placements resulting in net proceeds of $41,000.  In addition, the Company issued 1,225,750 shares of common stock for legal and consulting services, at a value of $177,299 (0.145 per share)

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -                       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

The Company granted from time to time warrants with a term of one-year in connection with private placements at various prices as noted herein. In addition, the Company executed a warrant agreement with an investor relations company for 5,000,000 warrants to be issued in two tranches. The first tranche of 2,500,000 warrants (the “October warrants”) has been issued in October 2009, and the second tranche of 2,500,000 warrants has been issued on March 31, 2010 (the “March warrants”). The October warrants expire October 25, 2012, and have strike prices as follows: 1,000,000 at $0.10 per share; 1,000,000 at $0.15 per share; and 500,000 at $0.20 per share. The March warrants expire March 29, 2013, and have strike prices as follows: 500,000 at $0.20 per share; 1,000,000 at $0.25 per share; and 1,000,000 at $0.30 per share. As of December 31, 2010 and 2009, the following is a breakdown of the activity:

December 31, 2010:

Outstanding - July 1	7,239,750
Issued	1,379,622
Exercised	-
Expired	-

Outstanding - end of period	8,619,372

December 31, 2009:

Outstanding - July 1	3,750,569
Issued	2,500,000
Exercised	-
Expired	(918,000)

Outstanding - end of period	5,332,569

All warrants are immediately exercisable. Of the 8,619,372 warrants outstanding, 3,619,372 warrants expire at various times through December 31, 2011, 2,500,000 warrants expire on October 25, 2012 and 2,500,000 warrants expire on March 31, 2013. The Company valued the October warrants using the black-scholes method with the following criteria: stock price $0.10; strike price $0.10, $0.15 and $0.20 (as noted above); volatility 249.75%; and interest rate 0.34%. The criteria yielded option values of $0.097 and $0.096, resulting in a value of $242,500 for the 2,500,000 warrants.  The criteria used to value the 2,500,000 warrants for the March 2010 tranche was:  stock price $0.04; strike price $0.20, $0.25 and $0.30 (as noted above); volatility 266% and interest rate of 5.0%.  The criteria yielded option values of $0.0383, $0.0381 and $0.0380, resulting in a value of  $95,250 for the 2,500,000 warrants.  The expense has been included in other general and administrative expenses in the condensed consolidated statement of operations for the year ended June 30, 2010.

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

A prototype of our biometric card was completed in February 2005 and we have been adjusting and developing software for the card since that date.  The finished product will be the prototype or model for our biometric cards, which will be manufactured upon receipt of customer orders.   We are in the process of revising some of the engineering of the prototype so as to decrease the size of the circuitry contained in the card. We expect that the revised prototype will be completed by June 2011.

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

SmartMetric does not believe its business is seasonal.

Results of Operations

Comparison of the Six Months Ended December 31, 2010 and 2009

Revenue and Net Loss

For the six months ended December 31, 2010, there was $0 sales revenue and a net loss of $678,068.  For the six months ended December 31, 2009, there was $0 sales revenue and a net loss of $1,046,059.  This decreased loss of $367,991 or 35.2 % resulted primarily from reduced general and administrative costs.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2010 were $574,269, a decrease of $328,761 or 36.4% compared to $903,030 for the comparable period in 2009. The decrease was primarily attributable to decreased payroll expenses and decreased penalties relating to payroll expenses.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2010 were $11,702, a decrease of $29,029, or 71.3% compared to $40,731 for the comparable period in 2009. The decrease was primarily attributable to lower engineering costs as the card nears completion.

Interest Expenses

Interest expense for the six months ended December 31, 2010 was $7,097 compared to $9,798 for the comparable period in 2009, a decrease of $2,701, or 27.6%. The decrease was primarily attributable to reduced payroll and reduced payroll tax liabilities being owed.

Income Tax Expenses

Income tax for the six months ended December 31, 2010 was $0, unchanged for the comparable period in 2009.

Comparison of the Three Months Ended December 31, 2010 and 2009

Revenue and Net Income Loss

For the three months ended December 31, 2010, there was $0 sales revenue and a net loss of $609,482.  For the three months ended December 31, 2009, there was $0 sales revenue and a net loss of $786,056.  This decreased loss of $176,574 or 22.5% resulted primarily from lower general and administrative costs.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2010 were $554,160, a decrease of $172,811 or 23.8% compared to $726,971 for the comparable period in 2009. The decrease was primarily attributable to lower payroll costs and lower penalties relating to payroll costs.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2010 were $8,214, a decrease of $5,141, or 38.5% compared to $13,355 for the comparable period in 2009. The decrease was primarily attributable to lower engineering costs as the card nears completion.

Interest Expenses

Interest expense for the three months ended December 31, 2010 was $4,608 compared to $3,230 for the comparable period in 2009, an increase of $1,378, or 42.7%. The increase was primarily attributable to a revision in the company’s calculation for interest due on payroll tax liabilities.

Income Tax Expenses

Income tax for the three months ended December 31, 2010 was $0, unchanged from the previous period.

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

Cash and Cash Equivalents

Our cash and cash equivalents were $39,613 at the beginning of three months ended December 31, 2010 and increased to $765,727 by the end of such period, an increase of $726,114, or 1833.0%.  The increase was primarily attributable to increased capital raised through private placement stock sales.

Net cash used in operating activities

Net cash used in operating activities was $621,519 for the six months ended December 31, 2010, an increase of $315,713, or 103.2% from the comparable period in 2009.

Net cash used in investing activities

Net cash used in investing activities was $0 for six months ended December 31, 2010, unchanged from December 31, 2009.

Net cash provided by financing activities

Net cash provided by financing activities was $1,387,246 for the six months ended December 31, 2010, an increase of $1,123,959, or 426.9%, from the comparable period in 2009.

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

There are no contractual obligations as of December 31, 2010 and June 30, 2010.

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

SmartMetric did not purchase any intangible assets for the three months ended December 31, 2010.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Exchange Act, our management, including our Chief Executive Offer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, we have concluded that because of material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

In order to correct the foregoing material weaknesses, we have taken the following remediation measures:

1)
We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources as of February 22, 2011.  However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, however nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2010.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have not resulted in a material misstatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, even though material weaknesses in internal controls exist, management believes there to be no material inaccuracies or errors in the Company’s financial statements as of December 31, 2010.

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

PART II.  OTHER INFORMATION

Item 1.                       LEGAL PROCEEDINGS

On July 27, 2010, the Company filed a second amended complaint (the “Visa and Mastercard Complaint”) in the United States District Court, Central District of California (the “Court”), Case No. 2:10-cv-01864, against MasterCard, Inc. and Visa, Inc. (collectively, the “Defendants”) alleging patent infringement on the Company’s patent, U.S. Patent 6,792,464 (the “’464 Patent”).   On August 12, 2010, Defendants filed a Joint Motion to Dismiss the Company’s Amended Complaint.  On September 16, 2010, the Court denied Defendants’ Motion to Dismiss.  On November 10, 2010, the Company and Defendants filed a joint stipulation to continue deadline for filing joint scheduling report to the Court (the “Stipulation”) to postpone the deadline for filing the joint scheduling report from November 10, 2010 to November 30, 2010.  On November 30, 2010 the parties filed their Rule 26(f) Joint Scheduling Order (the collectively, the “Visa and Mastercard Action”).On December 7, 2010, the Company filed a complaint (the “AMEX Complaint”) in the Court, Case No. CV10-9371 JHN (MANx), against American Express Company (“AMEX”) alleging patent infringement on the ’464 Patent. On January 21, 2011, the Company and AMEX filed a joint stipulation to the Court for each of the pending cases to be consolidated and proceed together on the same briefing schedule laid out under the Visa and Mastercard Action.

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

Item 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                       REMOVED AND RESERVED

None.

Item 5.                       OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended December 31, 2010 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: February 22, 2011	By:	/s/ Colin Hendrick
Colin Hendrick, President
(Principle Executive Officer)

Dated: February 22, 2011	By:	/s/ Jay Needelman
Jay Needelman , Chief Financial Officer
(Principal Financial and Accounting Officer)