Form 10-Q
period 2011-03-31
SmartMetric, Inc.
filed 2011-05-23
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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
Yes / /         No [√]

As of May 9, 2011, there were 96,089,928 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	F-1
	Condensed consolidated Balance Sheets as of March 31, 2011 (unaudited) and June 30, 2010	F-1
	Condensed consolidated Statements of Operations for the three and nine months ended March 31, 2011 and 2010 and for the period from December 18, 2002 (inception) through March 31, 2011	F-2
	Condensed consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period December 18, 2002 (inception) to March 31, 2011	F-3
	Condensed consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and 2010 and for the period from December 18, 2002 (inception) through March 31, 2011	F-4
	Notes to Unaudited Condensed Consolidated Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures	6

PART II.	OTHER INFORMATION	6
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Removed and Reserved	8
Item 5.	Other Information	8
Item 6.	Exhibits	8
	Signatures	9

PART I — FINANCIAL INFORMATION

Item 1.                                 FINANCIAL STATEMENTS

SMARTMETRIC, INC. AND SUBSIDIARY
 (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
 (UNAUDITED)

	March 31,	June 30,
	2011	2010
Assets
Current assets:
Cash	573,577	-
Prepaid expenses and other current assets	9,069	4,069

Total current assets	582,646	4,069

Equipment, less accumulated depreciation of
$15,984 and $15,984, respectively	-	-

Other assets:
Patent costs, less accumulated amortization
of $9,750 and $8,625 respectively	5,250	6,375

Total assets	$587,896	$10,444

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	109,058	160,614
Liability for stock to be issued	1,590,760	154,004
Cash overdraft	-	15,141
Deferred officer's salary	90,376	82,424
Stockholder loan	12,422	19,916
Payroll taxes, withholdings and accrued
interest and penalties	384,753	436,271

Total current liabilities	2,187,369	868,370

Stockholders' equity (deficit):
Preferred stock, $.001 par value; 5,000,000 shares
authorized, 200,000 shares issued and outstanding	200	200
Common stock, $.001 par value; 200,000,000 shares
authorized, issued and outstanding 96,089,928 and
89,212,555 shares, respectively	96,090	89,212
Additional paid-in capital	6,249,213	5,734,086
Deficit accumulated during the development stage	(7,944,976)	(6,681,424)

Total stockholders' (deficit)	(1,599,473)	(857,926)

Total liabilities and stockholders (deficit)	$587,896	$10,444

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					December 18, 2002
					(Inception) through
	Three Months Ended		Nine Months Ended		March
	March 31,		March 31,		31,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Expenses:
Officer's salary	42,500	17,000	127,500	109,500	1,062,500
General and administrative	288,305	120,854	862,574	1,023,884	5,652,070
Research and development	251,365	17,388	263,067	58,119	1,164,014

Total expenses	582,170	155,242	1,253,141	1,191,503	7,878,584

Loss from operations	(582,170)	(155,242)	(1,253,141)	(1,191,503)	(7,878,584)

Interest income		-	-	-	657
Interest expense	(3,314)	(3,577)	(10,411)	(13,375)	(67,049)

Loss before income taxes	(585,484)	(158,819)	(1,263,552)	(1,204,878)	(7,944,976)
Income taxes	-	-	-	-	-

Net loss	(585,484)	(158,819)	(1,263,552)	(1,204,878)	(7,944,976)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Weighted average common
shares outstanding, basic and diluted	90,937,957	80,251,666	94,286,702	78,786,744

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD DECEMBER 18, 2002 (INCEPTION) THROUGH MARCH 31, 2011

								Deficit
								Accumulated
			Class A		Common		Additional	During the
	Preferred Stock		Common Stock		Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance,
December 18,
2002	-	$-	-	-	-	$-	$-	$-	$-

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

Conversion of
loan payable
and accrued
interest to
common shares	-	-	-	-	40,000	40	62,360	-	62,400

Conversion of
Class A common
shares to
common shares	-	-	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,225,045)	(1,225,045)

Balance June 30,
2006	-	-	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Shares issued of
common stock
for cash	-	-	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued of
common stock
for services
rendered	-	-	-	-	191,505	192	(192)	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,050,189)	(1,050,189)

Balance June 30,
2007	-	-	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Shares issued of
common stock
for cash	-	-	-	-	6,629,634	6,629	1,293,595	-	1,300,224

Shares issued of
common stock
for services
rendered	-	-	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for the
year	-	-	-	-	-	-	-	(1,397,056)	(1,397,056)

Balance June 30,
2008	-	-	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of
shares from
temporary equity
to common stock	-	-	-	-	160,837	161	241,095	-	241,256

Shares issued of
common stock
for cash	-	-	-	-	4,412,596	4,413	438,931	-	443,344

Shares issued of
common stock
for services
rendered	-	-	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for the
year	-	-	-	-	-	-	-	(1,103,089)	(1,103,089)

Balance June 30,
2009	-	-	-	-	75,546,222	75,546	4,569,388	(5,069,772)	(424,838)

Shares issued
for patent	200,000	200	-	-	-	-	(200)	-	-

Shares issued of
common stock
for cash	-	-	-	-	8,808,000	8,808	431,592		440,400

Shares issued of
common stock
for services
rendered	-	-	-	-	4,858,333	4,858	395,556	-	400,414

Warrants issued
for services							337,750		337,750

Net loss for the
year	-	-	-	-	-	-	-	(1,611,652)	(1,611,652)

Balance June 30,
2010	200,000	$200	-	$-	89,212,555	$89,212	$5,734,086	$(6,681,424)	$(857,926)

Shares issued of
common stock and
warrants for cash	-	-	-	-	5,651,623	5,652	339,054	-	344,706

Shares issued of
common stock
for services
rendered	-	-	-	-	1,225,750	1,226	176,073	-	177,299

Net loss for the
period	-	-	-	-	-	-	-	(1,263,552)	(1,263,552)

Balance March
31, 2011	200,000	$200	-	$-	96,089,928	$96,090	$6,249,213	$(7,944,976)	$(1,599,473)

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			PERIOD FROM
			DECEMBER 18, 2002
			(INCEPTION)
	NINE MONTHS ENDED		THROUGH
	MARCH 31,		MARCH 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,263,552)	$(1,204,878)	$(7,944,976)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	2,385	15,984
Amortization	1,125	1,125	9,750
Common stock and warrants issued for consulting services	177,299	575,000	1,514,802
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses	(5,000)	27,804	(9,069)
Increase (decrease) in accounts payable and accrued expenses	(51,556)	101,823	109,058
Increase in deferred Officer's salary	7,952	-	90,376
Increase (decrease) in payroll taxes, accrued interest and penalties	(51,518)	137,375	384,753

Net cash used in operating activities	(1,185,250)	(359,366)	(5,826,922)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)
Net cash used in investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	60,000
Increase in liability for stock to be issued	1,436,756	177,700	1,590,760
Increase (decrease) in cash overdraft	(15,141)	-	-
Loans from related parties	-	-	74,343
Repayments of loans from related parties	(7,494)	-	(61,921)
Proceeds from issuance of common stock and warrants from private placements	344,706	146,500	3,791,300
Sale of common stock in public offering	-	-	1,115,472
Public offering costs incurred	-	-	(138,471)

Net cash provided by financing activities	1,758,827	324,200	6,431,483

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	573,577	(35,166)	573,577

CASH AND CASH EQUIVALENTS-
BEGINNING OF PERIOD	-	42,519	-

CASH AND CASH EQUIVALENTS-END OF PERIOD	$573,577	$7,353	$573,577

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$10,411	$13,375	$28,174

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulations S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the nine months and three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amount of cash in financial institutions over FDIC insured limits exposes the Company to cash concentration risk.  The Company’s cash balance exceeded the insured limit by $323,577 and $0 at March 31, 2011 and June 30, 2010, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts payable, and accrued expenses including payroll withholdings, interest and penalties approximate fair value because of the immediate or short-term maturity of these financial instruments.

Research and Development

The Company annually incurs costs on activities that relate to research and development of new technology, products and manufacturing processes.  Research and development costs are expensed as incurred.

Revenue Recognition

The Company has not recognized revenues to date.  The Company anticipates recognizing revenue in accordance with the contracts it enters into for the sale and distribution of the SmartCard.

Accounts Receivable

The Company will extend credit based on its evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company will monitor exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at March 31, 2011 and June 30, 2010.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Uncertainty in Income Taxes

In July 2006, ASC 740-10 “Accounting for Uncertainty in Income Taxes” was issued (“ASC 740-10”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  ASC 740-10 is effective for fiscal years beginning after December 15, 2006.  Management evaluates the Company’s tax positions on an annual basis and has determined that as of March 31, 2011 no additional accrual for income taxes is necessary.

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

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents were not included in the computation of diluted earnings per share on the consolidated statement of operations due to the fact that the Company reported a net loss and to do so would be anti-dilutive for the periods presented.

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -	EQUIPMENT

Equipment as of March 31, 2011 (unaudited) and June 30, 2010 were as follows:

	Estimated Useful Lives ( Years)	March 31, 2011	June 30, 2010

Computer equipment	3-5	$15,984	$15,984

Less: accumulated depreciation		(15,984)	(15,984)
Equipment, net		$0	$0

There was $0 and $0 charged to operations for depreciation expense for the three months ended March 31, 2011 and 2010, respectively, and $0 and $2,385 for the nine months ended March 31, 2011 and 2010, respectively.

NOTE 4 -	PATENT COSTS

Patent costs as of March 31, 2011 (unaudited) and June 30, 2010 were as follows:

	Estimated Useful Lives ( Years)	March 31, 2011	June 30, 2010

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(9,750)	(8,625)
Patent costs, net		$5,250	$6,375

There was $375 charged to operations for amortization expense in the three months ended March 31, 2011 and 2010, and $1,125 in the nine months ended March 31, 2011 and 2010.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -	COMMITMENTS

Patent License Agreement

Effective August 1, 2004, the Company executed a license agreement with Applied Cryptography, Inc. (“ACI”), a corporation controlled by the Company’s president and the owner of certain technology. Pursuant to the license agreement, the Company has the right to make use of this technology for the purpose of developing software and systems to be used by the Company to provide any or all of the following: 1) secure transactions over the Internet from home and office computers; 2) an automatic method for connecting to remote computers; 3) a method of developing targeted advertising to home and/or office computers; and 4) identity verification and access control as provided for in the patent. Pursuant to this license agreement, ACI will receive 2% of all revenues generated by the Company on products which utilize this patented technology. The license fee is payable within 45 days of the end of each quarter. ACI may rescind the license agreement and reclaim all rights and interest in the patents if certain events, such as the Company’s filing for bankruptcy protection or reorganization, occur. This license agreement will remain in effect for the lives of the patents. The Company may utilize the technological applications anywhere in the world without limitation.  Upon execution of the Assignment and Assumption Agreement on December 11, 2009 the Patent License Agreement was terminated.

Employment Agreement

Effective July 1, 2004, the Company executed a one-year employment agreement with its  chief executive officer (“CEO”), which in June 2005 was renewed for one-year to June 30, 2006. Pursuant to the employment agreement, the president received an annual salary of $170,000. The employment agreement has not been renewed in writing, however, the CEO continues to serve the Company and is being paid the same annual salary of $170,000.

Lease Agreement

The Company leases office space in Bay Harbor Islands, Florida under a month to month agreement.  Rent expense was $3,900 and $1,800 for the three months ended March 31, 2011 and 2010, respectively, and $15,600 and $16,200 for the nine month period ended March 31, 2011 and 2010, respectively.

                   Related Party Transactions

                        The CEO currently holds his shares in the Company through ACI.  ACI does  not engage in any transactions with the Company.

Effective in November 2010, the Company entered into a license agreement with SmartDatatel, a company majority owned by ACI.  SmartDatatel has licensed certain patent rights and other confidential information in a patent developed by the Company.  The Company does not intend to use such patent rights in its current or anticipated future operations.  A license fee of 5,000,000 shares of the common stock of SmartDatatel was received.  In addition SmartDatatel is obligated to pay a royalty equal to five percent of revenues resulting from the use of the licensed patent rights.  The Company has recorded no value for these shares as the consideration for these shares had no recorded value.

The Company has accrued the amount of $12,422 and $19,916 at March 31, 2011 and June 30, 2010, respectively, for various loans to the Company from our CEO.  These loans contain terms of repayment over one year at an interest rate of 5.00% per annum.  There is no formal agreement related to these loans.

The Company has accrued the amount of $90,376 and $82,424 at March 31, 2011 and June 30, 2010, respectively, as deferred officer’s salary for the difference between the CEO’s $170,000 per year contractual salary and the amount he has been paid through those dates.

                         Payroll Taxes

The Company has accrued the sum of $384,753 and $436,271 at March 31, 2011 and June 30, 2010, respectively, for payroll tax liability, inclusive of principal, interest and penalties.  This is the result of the Company’s inability to pay the federal withholding tax, Social Security withholding and Medicare withholding from its employees’ salaries.  Subsequent to March 31, 2011, the Company made an additional payment of $150,000 to further reduce this liability.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2011, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized , and 200,000 shares issued and outstanding.

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

On December 11, 2009, the Company entered into an Assignment and Assumption Agreement with ACI (the “Assignment and Assumption Agreement”). In accordance with the Assignment and Assumption Agreement, ACI conveyed, assigned and transferred to the Company all of ACI’s rights, title and interest in and to the Patent and delegated to the Company all of its duties and obligations to be performed under the Patent.

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

Class A Common Stock

As of March 31, 2011, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. The Company in October 2003 issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in February and May 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares, par value $0.001. In 2006, the Company amended their articles of incorporation to increase the 45,000,000 shares to 100,000,000 shares. In 2009, the Company further increased the authorized shares to 200,000,000.

As of March 31, 2011, the Company has 96,089,928 shares of common stock issued and outstanding.

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

In the three months ended December 31, 2010, the Company sold 18,855 Units (representing 3,770,953 shares and 942,772 warrants) during the three month period ending December 31, 2010, at prices ranging from $26.00 to $245.00 per Unit for net proceeds of $1,205,769.  Each Unit consisted of 200 shares of common stock and 50 warrants exercisable for twelve months from date of issue into one share of common stock at $0.50 per share.  The Company sold 587,110 shares of common stock in private placement resulting in net proceeds of $41,000.  In addition, the Company issued 1,225,750 shares of common stock for legal and consulting services, at a value of $177,299 (0.145 per share).

From January 1, 2011 to February 28, 2011, the Company sold 3,908 Units (representing 781,617 shares and warrants to purchase 195,406 shares), at prices ranging from $53.66  to $96.00 per Unit for net proceeds of $336,622.  Each Unit consisted of 200 shares of common stock and 50 warrants exercisable for 12 months from the date of issue into one share of common stock at $0.50 per share.  Effective March 1, 2011, the Company changed its Units to consist of 25,000 shares and one six-month warrant to purchase an additional 25,000 shares at $0.80 per share.   The Company sold 4.96 of these Units during March, 2011 at a price of $10,000 per Unit for net proceeds of $49,437.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

The Company granted from time to time warrants with a terms of one-year through February 28, 2011 and six months subsequent to February 28, 2011, in connection with private placements at various prices as noted herein. In addition, the Company executed a warrant agreement with an investor relations company for 5,000,000 warrants to be issued in two tranches. The first tranche of 2,500,000 warrants (the “October warrants”) has been issued in October 2009, and the second tranche of 2,500,000 warrants has been issued on March 31, 2010 (the “March warrants”). The October warrants expire October 25, 2012, and have strike prices as follows: 1,000,000 at $0.10 per share; 1,000,000 at $0.15 per share; and 500,000 at $0.20 per share. The March warrants expire March 29, 2013, and have strike prices as follows: 500,000 at $0.20 per share; 1,000,000 at $0.25 per share; and 1,000,000 at $0.30 per share. For the nine months ended March 31, 2011, the following is a breakdown of the shares purchasable pursuant to the exercise of warrants:

Outstanding - July 1, 2010	7,239,750
Issued	1,699,028
Exercised	-
Expired	(1,621,000)

Outstanding - March 31, 2011	7,317,778

All warrants are immediately exercisable.  Of the 7,317,778 warrants outstanding, 2,317,778 warrants expire at various times through March 31, 2012, 2,500,000 warrants expire on October 25, 2012 and 2,500,000 warrants expire on March 31, 2013. The Company valued the October warrants using the Black-Scholes method with the following criteria: stock price $0.10; strike price $0.10, $0.15 and $0.20 (as noted above); volatility 249.75%; and interest rate 0.34%. The criteria yielded option values of $0.097 and $0.096, resulting in a value of $242,500 for the 2,500,000 warrants.  The criteria used to value the 2,500,000 warrants for the March 2010 tranche was:  stock price $0.04; strike price $0.20, $0.25 and $0.30 (as noted above); volatility 266% and interest rate of 5.0%.  The criteria yielded option values of $0.0383, $0.0381 and $0.0380, resulting in a value of $95,250 for the 2,500,000 warrants.  The expense has been included in other general and administrative expenses in the consolidated statement of operations for the nine months ended March 31, 2010.

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

Overview

Incorporated in 2002, SmartMetric and its founder and CEO, Colin Hendrick, have been engaged in research and development of a biometric security solution which would authenticate the identity of a person in a self-contained credit card-sized device. SmartMetric’s biometric card has been designed to use an on-board finger print sensor which is imbedded in the card along with an integrated circuit chip which will provide one gigabyte of memory capacity. SmartMetric has recently completed a prototype of its card but has not yet begun to manufacture the biometric cards utilizing its licensed technology. To date, SmartMetric has had no revenues.

A prototype of our biometric card was completed in February 2005 and we have been adjusting and developing software for the card since that date.  The finished product will be the prototype or model for our biometric cards, which will be manufactured upon receipt of customer orders.   We are in the process of revising some of the engineering of the prototype so as to decrease the size of the circuitry contained in the card. We expect that the revised prototype will be completed by September 2011.

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

Results of Operations

Comparison of the Nine Months Ended December 31, 2011 and 2010

Revenue and Net Loss

For the nine months ended March 31, 2011, there was no revenue and a net loss of $1,263,552.  For the nine months ended March 31, 2010, there was no revenue and a net loss of $1,204,878.  This increased loss of $58,674 or 4.9 % resulted primarily from higher research and development costs, partially offset by lower general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2011 were $862,574, a decrease of $161,310 or 15.8% compared to $1,023,884 for the comparable period in 2010. The decrease was primarily attributable to decreased payroll expenses, partially offset by increased consulting costs.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2011 were $263,067, an increase of $204,948 or 352.6% compared to $58,119 for the comparable period in 2010. The  increase was primarily attributable to higher engineering costs in the development of the production process, and partially offset by reduced engineering costs for the card as the card nears completion of its development.

Interest Expense

Interest expense for the nine months ended March 31, 2011 was $10,411 compared to $13,375 for the comparable period in 2010, a decrease of $2,964, or 22.2%. The decrease was primarily attributable to reduced interest on the reduced past due  payroll tax liabilities.

Income Tax Expense

Income tax for the nine months ended March 31, 2011 was $0, unchanged from the comparable period in 2010.  There was no income tax expense in either period due to losses in both periods and the Company being unable to recognize the net benefit of income tax loss carryforwards due to the uncertainty of realization of such benefits.

Comparison of the Three Months Ended March 31, 2011 and 2010

Revenue and Net Loss

For the three months ended March 31, 2011, there was no revenue and a net loss of $585,484.  For the three months ended March 31, 2010, there was no revenue and a net loss of $158,819.  This increased loss of $426,665 or 268.6% resulted primarily from higher research and development expenses and higher general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011 were $288,305, an increase of $167,451 or 138.6% compared to $120,854 for the comparable period in 2010. The increase was primarily attributable to higher capital raising, travel and consulting costs.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2011 were $251,365, an increase of $233,977 or 1,345.6% compared to $17,388 for the comparable period in 2010. The increase was primarily attributable to higher engineering costs in the development of the production process.

Interest Expense

Interest expense for the three months ended March 31, 2011 was $3,314 compared to $3,577 for the comparable period in 2010.  The decrease was primarily attributable to reduced interest on the reduced past due  payroll tax liabilities owed.

Income Tax Expense

Income tax for the three months ended March 31, 2011 was $0, unchanged from the previous period.  There was no income tax expense in either period due to losses in both periods and the Company being unable to recognize the net benefit of income tax loss carryforwards due to the uncertainty of realization of such benefits.

Liquidity and Capital Resources

The Company is a development stage company and has spent a majority of resources and time in developing its technology.  There is no guarantee that the Company can continue to raise enough capital or generate revenues to sustain its operations.  These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on a number of factors including the final phase of product development and the development of its production process as well as product implementation and distribution.  The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amount and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

Cash and Cash Equivalents

Our cash and cash equivalents was $-0- at the beginning of  the nine months ended March 31, 2011 and increased to $573,577 by the end of such period, an increase of $573,577, or 100.00%.  The increase was primarily attributable to the Company raising capital in amounts greater than it operating costs for the period.

Net cash used in operating activities

Net cash used in operating activities was $1,185,250 for the nine months ended March 31, 2011, an increase of $825,884 or 229.8% from the comparable period in 2010.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for nine months ended March 31, 2011, unchanged from March 31, 2010.

Net cash provided by financing activities

Net cash provided by financing activities was $1,758,827 for the nine months ended March 31, 2011, an increase of $1,434,627, or 442.5%, from the comparable period in 2010.  This increase was based on the Company successfully raising new capital.

Contractual Obligations and Off-Balance Sheet Arrangements.

There were no contractual obligations as of March 31, 2011 and June 30, 2010.

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

SmartMetric did not purchase any intangible assets for the nine months ended March 31, 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Exchange Act, our management, including our Chief Executive Offer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, we have concluded that because of material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

In order to correct the foregoing material weaknesses, we have taken the following remediation measures:

1)
We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we were not able to hire sufficient internal audit resources as ofMay 23, 2011.  However, we will increase our search for qualified candidates with assistance from recruiters and through referrals.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, however nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of March 31, 2011.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have not resulted in a material misstatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, even though material weaknesses in internal controls exist, management believes there to be no material inaccuracies or errors in the Company’s financial statements as of March 31, 2011.

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

Item 1A.                    RISK FACTORS

Not Applicable.

Item 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 In the three months ended March 31, 2011, the Company sold 3,913 Units (representing 905,617 shares and 195,650 warrants) during the three month period ending March 31, 2011, at prices ranging from $10.00 to $10,000 per Unit, or net proceeds of $386,059.  Certain Units consisted of 200 shares of common stock and 50 warrants exercisable for twelve months from date of issue into one share of common stock at $0.50 per share.  During the three months ended March 31, 2011, the Units were changed to consist of 25,000 shares and one six month warrant to purchase an additional 25,000 shares at $0.80 per share.  During the three months ended March 31, 2011, the Company sold both types of Units.

Unless otherwise noted in this section, with respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Regulation S promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding SmartMetric so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation S of the 1933 Act and otherwise had the requisite sophistication to make an investment in SmartMetric's securities.

Item 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.                       OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended March 31, 2011 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: May23, 2011	By:	/s/ Colin Hendrick
Colin Hendrick, President

Dated: May 23, 2011	By:	/s/ Jay Needelman
Jay Needelman , Chief Financial Officer