Form 10-K
period 2011-06-30
SmartMetric, Inc.
filed 2011-09-28
CIK 1301991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __ to_______________________________

Commission File Number: 333-118801
SMARTMETRIC, INC
(Exact name of registrant as specified in its charter)

Nevada	05-0543557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

1150 Kane Concourse, Suite 400, Bay Harbor Islands, FL	33154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(305) 495-7190

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to section 12(g) of the Act:                                                                                                None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
☐ Yes   ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $26,302,278.50 computed by reference to the closing price of the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on December 31, 2010 (which was $0.50 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of June 30, 2011, there are presently 101,702,335  shares of common stock, par value $0.001 issued and outstanding.

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

PART I

Item 1.    Business

Corporate History and Overview

SmartMetric, Inc. (“SmartMetric” or the “Company”) was incorporated pursuant to the laws of Nevada on December 18, 2002.  SmartMetric is a development stage company engaged in the technology industry. SmartMetric has an issued patent to utilize technology that involves connection to networks using data cards.  SmartMetric’s main product is a fingerprint sensor activated card with a finger sensor onboard the card and a built-in rechargeable battery for portable biometric identification. This card may be referred to as a biometric card or the SmartMetric Biometric Datacard.

On September 14, 2004, C. Hendrick received a United States patent, U.S. Patent No. 6,792,464 (the “’464 Patent”) with regard to the use of the biometric card. C Hendrick transferred the ‘464 Patent, to Applied Cryptography, Inc., a Nevada corporation, owned by C. Hendrick, in June 2004 (“AC”). On December 11, 2009, the Company entered into an Assignment and Assumption Agreement (“Assignment Agreement”) with AC pursuant to which AC assigned all or its rights, title and interest to the ‘464 Patent to the Company in exchange for 200,000 shares of the Company’s series B preferred stock.  In connection with the Assignment Agreement, on December 11, 2009, the Company and AC entered into an option agreement pursuant to which the Company agreed to grant AC an option to purchase the ‘464 Patent from the Company for 100,000 shares of the Company’s series B preferred stock, only in the event that Company fails to generate at least $1,000,000 in gross revenues attributable to the Patent at the conclusion of 24 months from the date of Assignment Agreement.

As of June 30, 2011, SmartMetric had a total stockholders' deficiency of $275,001, and cash of $272,599.  SmartMetric has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on SmartMetric's financial condition, results of operations or liquidity.

The SmartMetric Biometric Datacard

SmartMetric has designed a biometric card utilizing issued patented technology owned by the Company.  SmartMetric has completed development of its card along with pre mass manufacturing cards but has not yet begun to mass manufacture the biometric fingerprint activated cards.  The manufacturing of the cards requires that the Company build not only a special factory with on-site security personnel due to the considerable value of the machinery, but also that the Company manufacture specialized mass production machines that will allow for the specialized manufacturing process required to mount sub micro thin silicon components; along with a credit card plastic manufacturing procedure that operates using low pressure and low heat so as not to harm the internal electronic components.   We expect that mass production will commence in January 2012, contingent upon permitting and licensing from the local building authorities and assuming that capital funding remains steady. The product, due to exposure in specialty trade publications and numerous press releases, is receiving much interest in the private sector, especially amongst banking entities.  Also, the product has received interest from the governmental sector, including, but not limited to the Department of Homeland Security and the Department of Defense.

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

The SmartMetric Biometric Datacard is a credit card size plastic card.  On the card’s surface are two components.  The first is a standard Smartcard chip that is a standard interface that connects to universal serial bus (USB) computer smartcard readers, teller machine (ATM) machines and smartcard (POS) point-of-sale machines machines in retail outlets.  The second component is a sensor that protrudes through the card’s surface.  This sensor is connected to a sophisticated miniature circuit board that allows the sensor to read a person’s fingerprint and match it with the user’s pre-stored fingerprint encrypted and resident inside the circuit board.  All forms of the SmartMetric fingerprint activated biometric card involve insertion within proximity to a  wireless proximity physical reader or to a physical data card reader requiring physical insertion into the card reader.

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

The SmartMetric Biometric Datacard contains active and passive components mounted onto a paper-thin circuit board.  Reducing a powerful processor to a thin sliver of silicon along with many other complex computer components including memory chips and then mounting them on the super thin board has required innovations in electronic manufacturing and the use of emerging technology.

Today SmartMetric has created the world’s first and to its knowledge the only portable biometric fingerprint scanner that resides inside a credit card sized card and acts independently of any other computing device.

Unlike a picture-based identification system, the SmartMetric biometric card has been designed to operate exclusively with the registered user. And unlike biometric security systems where the biometric information is stored at a central location, the Company believes that security cannot be compromised during the verification process since the biometric information is embedded in the card itself, in a memory chip protected by encryption and no data is travelling over a network.  The built-in fingerprint scanner is designed to activate the card. Without a match with the encrypted fingerprint already stored in the card, the SmartMetric Biometric Datacard will not operate.

The Company believes its SmartMetric Biometric Datacard may be used for a variety of security applications such as airport employee access and identity, building access and identity, computer network access, driver’s licenses, passports, and check cashing identity verification, etc.  Additionally, the Biometric Datacard contains a powerful on-card processor and varying degrees of encrypted memory, enabling the Biometric Datacard to not only store the full image of a fingerprint but also maintain a database capable of storing information such as medical records, financial or banking records or human resource data.

As an online purchasing card, the Biometric Datacard helps protect against identity theft and related fraudulent crimes that consumers can be exposed to when making purchases over the internet.  Unlike conventional credit cards, which require a consumer to type and deliver sensitive information over the internet in order to make a purchase, the biometric card is designed to be inserted into the USB port of a computer using a USB port adapter and any purchasing information can only be released from the card when the owner’s fingerprint unlocks the card.  The consumer’s information then travels across the internet encrypted, minimizing exposure to interception by hackers and identity thieves.

As an online money transfer card, the Company has developed software and systems to allow money to be transferred from one card to another over the internet with user confirmation of transaction by both sender and receiver.  Much as in the same way that digital files are transferred in a process called Peer to Peer transfer.  Because fingerprint activation is required at both ends of the transaction the sending and receiving parties can be confident that only the appropriate person is receiving the funds.  This allows the low cost of internet communication to now be used for person to person money transfer.

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

The SmartMetric biometric card is a card that authorized persons will carry with them and activate to obtain access. Such activation will take place by placing a finger on a fingerprint sensor. The SmartMetric biometric cards are designed to be read by both contact and contactless card acceptor devices. For contact card acceptor devices, the device must touch a chip mounted on the surface of the biometric card. This contact allows the card to transmit data to the reading device. For contactless acceptor devices, a radio frequency signal will be sent from the card to a radio frequency signal receiver in the acceptor device. In both types of acceptor devices, the activation signal is sent only when there has been a positive match of fingerprint by fingerprint sensor. The card acceptor devices are available from several different third parties.

The memory and computational capacities of the biometric card are used to store a template of each user's fingerprint(s). The memory capacity will store a template of a user's fingerprint(s). The computational capacity will be used to process a digitized image from the fingerprint sensor to confirm a match (or no match) with the fingerprint template. Additional computational processes such as increased cryptography will depend on the requirements of specific customers.

SmartMetric believes its biometric card may be used for a variety of security applications such as airport employee access and identity, building access and identity, computer network access, drivers licenses, passports, check cashing identity verification and other uses.

The fingerprint sensor used in the SmartMetric biometric card is known as the "Metric 60" fingerprint sensor. The Metric 60 allows for fingerprints which are either wet or dry to be recognized or authenticated. It is also pressure sensitive. SmartMetric purchases its fingerprint sensors from various third party suppliers. SmartMetric has designed a method of integrating the fingerprint sensor on the card, which is then connected to a microprocessor, which is connected to a rechargeable power supply in the card and a memory chip for storage, retrieval and matching of the fingerprint on the card.  The miniaturization of the complex electronic components to fit inside the thickness of an ISO standard credit card is what has been the biggest challenge for the company resulting in the extended amount of time necessary to complete the card and bring it to the point of being able to be mass produced.

The SmartMetric Biometric Datacard has been designed to utilize a rechargeable, lithium polymer battery. Because this battery is available in a variety of shapes and sizes, the Company can design its cards in a similar variety of shapes. This lithium polymer battery is manufactured by a third party unaffiliated with SmartMetric. This battery is integrated into the card.

Other raw materials needed for manufacture of the SmartMetric Biometric Datacard include, but are not limited to, microchips, memory chips and processor chips.  The sources and availability of these materials are numerous and readily available, and should not affect the ability of SmartMetric to meet future demand.

The biometric card has been designed to offer the option of a built-in radio frequency transmitter for contactless entry and identity verification.

The thinness form factor of many of the components including the processor itself being an unpackaged wafer of silicon has also resulted in the Company having to develop its own process for mass electronic assembly.   The Company was also challenged in the process of encapsulating the electronics in plastic creating the credit card sized biometric fingerprint activated card.

Standard credit card manufacturing utilizes machines that require high pressure and high temperature in fusing top and bottom sheets of plastic together thereby encasing any electronics inside the card.  Given the complexity of the card’s electronics and vulnerability to an assembly process involving high heat and high pressure, damage to the electronic circuitry was a major challenge for the Company to overcome.   Research and development activities of the Company allowed the Company to achieve this ability through a combination of adjusting  the pressure and heat required using special polymers together with a trade secret process that protects the silicon that is mounted directly onto the electronics circuit board.

New mass manufacturing machinery has had to be developed for our manufacturing process along with other advanced processing techniques.  Including pick and place electronics manufacturing for mounting non standard thickness, super thin silicon onto our electronic boards.

The challenges described above have delayed the expected release time of our product overcoming these technological issues has given the Company a product that it will be able to efficiently produce in large quantities.

The Company is currently concentrating on building out its manufacturing facility that will be incorporating SmartMetric’s advanced manufacturing processes.  The  manufacturing facility is now projected to be ready for production in January 2012.

Much of the machinery to be used in the manufacturing processes has to be specially made and will be shipped from various locations around the world to the Company’s manufacturing facility in Buenos Aires, Argentina.

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

Comparison of biological and behavioral characteristics has historically been the most reliable and accurate of the three factors, but has also been the most difficult and costly to implement into a single product that can automatically verify the identity of a user accessing a computer network or the Internet. However, recent advances in biometric collection technologies (both biometric hardware products and their associated processing software) have increased the speed and accuracy and reduced the cost of implementing biometrics in commercial environments. Management believes that individuals, website operators, government organizations, and businesses will increasingly use this method of identity authentication.

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

The physical structure of a card is specified by the International Standards Organization ("ISO"). Generally, it is made up of three elements. The plastic card is the most basic one and has the dimensions of 85.60mm x 53.98 x 0.80mm. A printed circuit and an integrated circuit chip are embedded on the card.

The SmartMetric card has been designed so that the printed circuit conforms to ISO standards which provide for five connection points for power and data. It is hermetically fixed in the recess provided for the card and will be burned onto the circuit chip, filled with a conductive material and sealed with contracts protruding. The printed circuit is a part of, and not distinct from, the biometric card. The printed circuit is intended to protect the circuit chip from mechanical stress and static electricity. Communication with the chip is accomplished through contacts that overlay the printed circuit. The integrated circuit chip defines the capability of a smart chip. Typically, an integrated circuit chip consists of a microprocessor, read only memory (ROM), non-static random access memory and electrically erasable programmable read only memory which retain its state when the power is removed. The current circuit chip is made from silicon, which is not flexible and particularly easy to break. In order to avoid breakage when the card is bent, the chip is restricted to only a few millimeters in size.

Furthermore, it is our intent that the physical interface which allows data exchange between the integrated circuit chip and the card acceptor device is limited to 9600 bits per second. The communication line is intended to be a bi-directional serial transmission line, which conforms to ISO standards. We intend that all the data exchanges will be under the control of the central processing unit in the integrated circuit chip. Card commands and input data will be sent to the chip that responds with status words and output data upon the receipt of these commands and data. Information will be sent in half duplex mode (transmission of data is in one direction at a time). This protocol, together with the restriction of the bit rate, is designed to prevent massive data attack on the card.

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

Sales and Marketing

We plan to market and sell our product to commercial and banking interests in the private sector and governmental agencies such as the Department of Homeland Security and the Department of Defense.  As noted previously, we have received interest in the product from the aforementioned.

We do not currently have a marketing or sales force or a distribution arrangement in place.  We will need to expend resources to develop our own marketing and sales force or enter into third-party distribution arrangements.

Manufacturing

The Company will contract outside silicon and component fabrication plants to manufacture specific components to its specifications.   Creation of the sub-micro circuit boards  will be outsourced while the assembly of components on the board will be done within the SmartMetric manufacturing facility in Buenos Aires, Argentina.

Intellectual Property

We rely on patents, licenses, trade secrets, trademarks, copyright registrations and non-disclosure agreements to establish and protect our proprietary rights in our technologies and products.
Patents

On September 14, 2004, C. Hendrick received a United States patent, U.S. Patent No. 6,792,464 (the “’464 Patent”) with regard to the use of the biometric card. C Hendrick transferred the ‘464 Patent, to Applied Cryptography, Inc., a Nevada corporation, owned by C. Hendrick, in June 2004 (“AC”). On December 11, 2009, the Company entered into an Assignment and Assumption Agreement (“Assignment Agreement”) with AC pursuant to which AC assigned all or its rights, title and interest to the ‘464 Patent to the Company in exchange for 200,000 shares of the Company’s series B preferred stock.  In connection with the Assignment Agreement, on December 11, 2009, the Company and AC entered into an option agreement pursuant to which the Company agreed to grant AC an option to purchase the ‘464 Patent from the Company for 100,000 shares of the Company’s series B preferred stock, only in the event that Company fails to generate at least $1,000,000 in gross revenues attributable to the Patent at the conclusion of 24 months from the date of Assignment Agreement.

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

Research and Development

Our research and development program is focused on completing development of our biometric card and manufacturing facilities.  We continue to refine existing technology and develop further improvements to our product.  We are finalizing the product our product design and manufacturing facilities.  We expect research and development costs to trend lower in the fiscal year ending June 30, 2012, due to the product expected to be ready for market in January 2012.  Research and development will continue as the Company will continue to innovate and develop new products.

Competition

SmartMetric is a company involved in identity management.   The company knows of no other company that has created the same kind of biometric card with an inbuilt fingerprint sensor. The identity management industry is dominated by several large international corporations such as BioNetrix, Keyware, Gemplus and Precise Biometrics, all of which manufacture and/or distribute and market identity management products. These companies and many others are more established than SmartMetric, which will put it at a competitive disadvantage. For example, Precise Biometrics, a company whose stock is listed on the Stockholm Stock Exchange, sells products which utilize its patented biometric fingerprint authentication technology which allows it to isolate the characteristic features of a human fingerprint and to match such features with a stored template to secure identity. However, Precise Biometrics is publicly traded and better funded then SmartMetric, and thus better known. SmartMetric's licensed patent allows for such data to be stored on a credit card sized device.

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

Employees

As of the date of this annual report, SmartMetric has three full time employees including C.Hendrick, and no part-time employees. None of these employees belongs to any union.

Government Regulation

There are currently no governmental regulations which have any bearing on the raw materials or the manufacturing of our product.

Item 1A. Risk Factors.

 You should carefully consider the following risk factors and the other information included in this annual report on Form 10-K, as well as the information included in other reports and filings made with the SEC, before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

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

Due to the uncertainty of our ability to meet our current operating expenses, in their report on the annual financial statements for the years ended June 30, 2011 and 2010, our independent registered accounting firm included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the Company.

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

We have a limited operating history upon which to base an investment decision .

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

For the years ended June 30, 2011 and 2010, we incurred a net loss of $1,885,040 and $1,611,652, respectively.  We may not be able to achieve expected results, including any guidance or outlook it may provide from time to time. We may continue to incur losses and may be unable to achieve or maintain profitability. We cannot assure you that our net losses and negative cash flow will not accelerate and surpass our expectations nor can we assure you that we will ever generate any net income or positive cash flow.

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

We depend on the continued employment of its senior executive officers and other key management and technical personnel. If any of its key personnel were to leave and not be replaced with sufficiently qualified and experienced personnel, our business could be adversely affected. In particular, our current strategy to penetrate the market for contactless logical access identification and transaction solutions is heavily dependent on the vision, leadership and experience of its Chairman and CEO, C. Hendrick.

Our continued success will depend, to a significant extent, upon the performance and contributions of our senior management and upon our ability to attract motivate and retain highly qualified management personnel and employees. We depend on our key senior management to effective manage our business in a highly competitive environment. If one or more of our key officers join a competitor or form a competing company, we may experience interruptions in product development, delays in bringing products to market, difficulties in our relationships with customers and loss of additional personnel, which could significantly harm our business, financial condition, operating results and projected growth.

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

Consumer sentiment regarding privacy issues is constantly evolving. Such consumer sentiment may affect the buying public’s interest in our current or future service offerings. If some areas, consumer groups and individual consumers have already begun to vigorously lobby against, or otherwise express significant concern over, the collection, storage and/or use of personally-identifiable information. In addition, there has been an effort to impede the collection of fingerprinting as a way to identify individuals; however, we do not see this as a barrier to our technology. Accordingly, privacy concerns of consumers may influence certain industry sectors from collecting digital biometric information on a person as well as putting biometric and biographical data on a smart card forcing some industries to refrain from offering products or using products that could harm the biometric personal identification industry. Moreover, strong consumer attitudes often precipitate new regulations like the ones described above. If we fail to successfully monitor and consider the privacy concerns of consumers, our business and prospects could be harmed.

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

In our business, deployments of our solution often involve large-scale projects. The quality of our performance on such projects depends in large part upon our ability to manage relationships with customers and to effectively manage the implementation of solutions in such projects and to deploy appropriate resources, including its own project managers and third party subcontractors, in a timely manner. Any defects or errors or failures to meet customers’ expectations could result in damage to our reputation or even claims for substantial monetary damages.

Our products may have defects, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in costly litigation or liability.

Our products, such as digital fingerprint devices, may contain defects for many reasons, including defective design or manufacture, defective material or software interoperability issues. Products as complex as those we offer, frequently develop or contain undetected defects or errors. Despite testing defects or errors may arise in our existing or new products, which could result in loss of revenue, market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, and increased service and maintenance cost. Defects or errors in our products and solutions might discourage customers from purchasing future products. Often, these defects are not detected until after the products have been shipped. If any of our products contain defects or perceived defects or have reliability, quality or compatibility problems or perceived problems, our reputation might be damaged significantly, we could lose or experience a delay in market acceptance of the affected product or products and might be unable to retain existing customers or attract new customers. In addition, these defects could interrupt or delay sales. In the event of an actual or perceived defect or other problem, we may need to invest significant capital, technical, managerial and other resources to investigate and correct the potential defect or problem and potentially divert these resources from other development efforts. If we are unable to provide a solution to the potential defect or problem that is acceptable to its customers, we may be required to incur substantial product recall, repair and replacement and even litigation costs. These costs could have a material adverse effect on our business and operating results.

We will provide warranties on certain product sales and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or to replace the products under warranty. We will establish warranty reserves based on our best estimates of warranty costs for each product line combined with liability estimates based on the prior twelve months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods. In addition, because our customers rely on secure authentication and identification of cardholder to prevent unauthorized access to programs, PC’s, networks, or facilities, a malfunction of or design defect in its products (or even a perceived defect) could result in legal or warranty claims against us for damages resulting from security breaches. If such claims are adversely decided against us, the potential liability could be substantial and have a material adverse effect on our business and operating results. Furthermore, the possible publicity associated with any such claim, whether or not decided against us, could adversely affect our reputation. In addition, a well-publicized security breach involving smart card-based or other security systems could adversely affect the market’s perception of products like ours in general, or our products in particular, regardless of whether the breach is actual or attributable to our products. Any of the foregoing events could cause demand for our products to decline, which would cause its business and operating results to suffer.

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

•	Difficulties in staffing;
•	Adequate resources of qualified technicians, engineers/assemblers, and programmers;
•	Potentially adverse tax consequences;
•	Unexpected changes in regulatory requirements;
•	Tariffs and other trade barriers;
•	export controls;
•	Political and economic instability;
•	Lack of control over the manufacturing process and ultimately over the quality of our products;
•	late delivery of our products, whether because of limited access to product components, transportation delays and interruptions, difficulties in staffing, or disruptions such as natural disasters;
•
Capacity limitations of our manufacturers, particularly in the context of new large contracts for its products, whether because its manufacturers lack the required capacity or are unwilling to produce the quantities we desire; and

•	Obsolescence of our hardware products at the end of the manufacturing cycle.

Risks Related to our Common Stock

There has not been an active public market for our common stock so the price of our common stock could be volatile and could decline at a time when you want to sell your holdings.

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol SMME.OB. Our common stock is not actively traded and the price of our common stock may be volatile.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	significant developments relating to our relationships with our customers or suppliers;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;

•	customer demand for our products;

•	investor perceptions of the industry in general and our company in particular;

•	the operating and stock performance of comparable companies;

•	general economic conditions and trends;

•	major catastrophic events;

•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	sales of our common stock, including sales by our directors, officers or significant stockholders; and

•	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the Over-The-Counter Bulletin Board, such as us we are seeking to become, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time our securities are not listed on a national securities exchange or we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock will be subject to the SEC’s “penny stock” rules. If our common stock becomes subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

As a result, if our common stock becomes subject to the penny stock rules, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

Our directors, executive officers and principal stockholders, and their respective affiliates, will beneficially own approximately 49% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2011 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with the assessment described above, management identified the  control deficiencies that represent material weaknesses at June 30, 2011. See "Item 9. Controls and Procedures" for more detailed discussion.

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future. Any return on investment may be limited to the value of our common stock.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends on our common stock in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. In addition, because our management team has limited experience managing a public company, we may not successfully or efficiently manage our transition into a public company.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2.    Properties.

Our executive offices are located at 1150 Kane Concourse, Suite 400, Bay Harbor Islands, Florida 33154.  We lease this office space on a “month-to-month basis”.  Rent expense for the years ended June 30, 2011 and 2010 were $16,900 and $17,500, respectively.

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

Item 3.    Legal Proceedings.

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. Except as described below, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

On July 27, 2010, the Company filed a second amended complaint (the “Visa and Mastercard Complaint”) in the United States District Court, Central District of California (the “Court”), Case No. 2:10-cv-01864, against MasterCard, Inc. and Visa, Inc. alleging patent infringement on the Company’s patent, U.S. Patent 6,792,464 (the “’464 Patent”) (the “Visa and Mastercard Case”).

On December 7, 2010, the Company filed a complaint (the “AMEX Complaint”) in the Court, Case No. CV10-9371 JHN (MANx), against American Express Company (“AMEX”) alleging patent infringement on the 464 Patent (the “AMEX Case”).

On June 20, 2011, the Court entered a judgment of non-infringement in both the Visa and Mastercard Case and the AMEX Case based on the Court’s construction of certain of the disputed phrases of the asserted claims of the 464 Patent (the “Judgment”).

The Company intends to file a Notice of Appeal to the Judgment in the AMEX Case against what the Company believes to be erroneous definition and limitations placed on the 464 patent as a result of wrongful interpretation. TheCompany also intends to file a Notice of Appeal to the Judgment in the Visa and Mastercard Case against what the Company believes to be erroneous interpretation of definitions and limitations placed on the 464 patent by the Court.

On August 29, 2011, the Company filed a complaint in the United States District Court, Central District of California, against Master Card, Inc. (“MasterCard”) and Visa, Inc. (“Visa”) alleging patent infringement on the 464 patent.  The Company is seeking the following relief from MasterCard and Visa:

1.	For an order pursuant to 35 U.S.C. section 271 declaring that both MasterCard and Visa have infringed one or more claims of the ‘464 Patent;
2.	A preliminary and permanent injunction against both MasterCard and Visa prohibiting each of them from further infringement of the ‘464 Patent;
3.
An award of actual damages the Company has suffered by reason of the infringement charged in the complaint in an amount not less than a reasonable royalty on both MasterCard’s and Visa’s infringement of the ‘464 Patent:

4.	An award to the Company of its costs; and
5.	Such other relief as the Court may deem just and proper.

Item 4.    (Removed and Reserved).

 PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded over-the-counter on the Over-the-Counter (“OTC”) Bulletin Board and “Pink Sheets” since April 7, 2006 under the symbol SMME and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years ended June 30, 2011 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended	Low Bid	High Bid
Quarter Ended September 30, 2009	0.04	0.17
Quarter Ended December 31, 2009	0.05	0.16
Quarter Ended March 31, 2010	0.04	0.09
Quarter Ended June 30, 2010	0.03	0.17
Quarter Ended September 30, 2010	0.05	0.15
Quarter Ended December 31, 2010	0.11	0.88
Quarter Ended March 31, 2011	0.22	0.53
Quarter Ended June 30, 2011	0.18	0.45

As of September 21, 2011, we had approximately 860 shareholders of record of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

The following summarizes the securities that we sold during the fiscal year ended June 30, 2011 without registering the securities under the Securities Act:

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

During the three month period ending June 30, 2011, the Company sold 25 units (representing 580,000 shares and warrants to purchase 585,000 shares) , at prices ranging from $6,000  to $10,000  per unit for net proceeds of  $213,850.  Certain units consisted of 25,000 shares and one six month warrant to purchase an additional 25,000 shares at $0.80 per share.  Other units consisted of 6,000 shares and a twelve month warrant to purchase 6,000 shares at $0.80 per share. In addition, the Company has incurred a liability to issue shares for legal and other services of $874,624 ($0.0541 to $0.42636 per share).

In the three months ended June 30, 2011, the Company issued 1,000,000 shares of common stock for services rendered at a value of  $282,730 ($0.28273 per share).

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

Item 6.    Selected Financial Data.

   Not Applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements included in this Annual Report on Form 10-K and the notes thereto, as well as the other sections of this Annual Report on Form 10-K, including “Risk Factors” and “Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report. Our actual results may materially differ.

Overview

Incorporated in 2002, SmartMetric and its founder and CEO, C. Hendrick, have been engaged in research and development of a biometric security solution which would authenticate the identity of a person in a self-contained credit card-sized device. SmartMetric’s Biometric Datacard has been designed to use an on-board finger print sensor which is embedded in the card along with an integrated circuit chip which will provide varying degrees of encrypted memory SmartMetric has completed development of its card along with pre mass manufacturing cards but has not yet begun to mass manufacture the biometric fingerprint activated cards. To date, SmartMetric has had no sales revenues.

The manufacturing of the cards requires that the Company build not only a special factory that meets security conditions but also that the Company manufacture specialized mass production machines that will allow for the specialized manufacturing process required to mount sub micro thin silicon components; along with a credit card plastic manufacturing procedure that operates using low pressure and low heat so as not to harm the internal electronic components.

The Company is currently concentrating on building out its manufacturing facility that will be incorporating SmartMetric’s advanced manufacturing processes.  The  manufacturing facility is now projected to be ready for production in January 2012.

Our ability to continue as a going concern prior to the generation of sales is almost exclusively dependent upon our ability to raise capital, specifically through sales of unregistered securities.  The ability to raise capital through private placement sales is very unpredictable, thus greatly influencing the Company’s ability to continue as a going concern.

We currently have three full time employees, including C. Hendrick, our President and Chief Executive Officer. Once we have begun to generate sales, we intend to hire additional employees.

SmartMetric does not believe its business is seasonal.

Results of Operations

Comparison of the Year Ended June 30, 2011 and 2010

Revenue and Net Income (Loss)

For the fiscal year ended June 30, 2011, there was no revenue and a net loss of $1,885,040. For the year ended June 30, 2010, there was no revenue and a net loss of $1,611,652. This increased loss of $273,388 or 17.0% resulted primarily from higher research and development costs

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2011 were $1,391,535, an increase of $55,324 or 4.1% compared to $1,336,211 for the comparable period in 2010. The increase was primarily attributable to increased consulting costs partially offset by decreased payroll and related expenses.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2011 were $317,660, an increase of $230,312 or 263.7% compared to $87,348 for the comparable period in 2010. The increase was primarily attributable to higher engineering costs in the development of the production process and partially offset by reduced engineering costs for the biometric card.

Interest Expense

Interest expense for the year ended June 30, 2011 was $5,845, a decrease of $12,248 or 67.7% compared to $18,093 for the comparable period in 2010. The decrease was primarily attributable to reduced interest on the past due payroll tax liabilities owed.

Income Tax Expenses

Income tax expense for the year ended June 30, 2011 was $-0-, unchanged from the previous period.  There was no income tax expense in either period due to losses in both periods and the Company being unable to recognize the tax benefit of income tax loss carryforwards due to the uncertainty of realization of such benefits.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents were $272,599 at June 30, 2011 compared with a cash overdraft position of $15,141 at June 30, 2010.  The increase was primarily attributable to the Company raising capital in amounts greater than its operating costs for the period in capital funding.

Net cash used in operating activities

Net cash used in operating activities was $1,733,346 for the year ended June 30, 2011, compared to $525,526 for the year ended June 30, 2010,  an increase of $1,207,820 or 229.8% from the comparable period in 2010.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for the year ended June 30, 2011, unchanged from June 30, 2010.

Net cash provided by financing activities

Net cash provided by financing activities was $2,005,945 for the year ended June 30, 2010, as compared to $483,007 for the year ended June 30, 2010. The increase of $1,522,938 or 315.3% was based on the Company successfully raising new capital.

The company continues to be in the development stage.  Our ability to bear the costs associated towards bringing the product to market is highly dependent upon capital funding, which is unpredictable and sporadic.   We expect to begin mass producing our product in our facility in Buenos Aires, Argentina beginning in January 2012.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we will have to sharply curtail our business or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to attain profitability. Presently, the Company is considering various alternatives, including pursuing private placement financings as well as various sales strategies to improve cash from operations, in order to provide for the future working capital needs of the Company. Should the Company not be able to fund its working capital needs through financings or increases in sales, we will be adversely affected and we will have to cease operations.

We may need to raise additional funds through either the licensing or sale of our technologies, products and services or the additional public or private offerings of our securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we may not be able to continue our operations.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates.

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these investments. At June 30, 2011, we had approximately $273,000 in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Item 8.     Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended June 30, 2011 and 2010, together with the reports of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Smartmetric, Inc. and Subsidiary
Bay Harbor Island, Florida

We have audited the accompanying consolidated balance sheets of Smartmetric, Inc. and Subsidiary (a development stage company) (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2011.  The consolidated financial statements for the period from December 18, 2002 (inception) to June 30, 2009 were audited by other auditors whose reports included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements for the period from December 18, 2002 (inception) to June 30, 2009 include total revenues and net loss of $0 and $5,069,772, respectively.  Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the period from December 18, 2002 (inception) to June 30, 2009, insofar as it relates to amounts for prior periods through June 30, 2009, is based solely on the report of the other auditors.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smartmetric, Inc. and Subsidiary as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained recurring losses, has negative cash flows from operations, and has not generated any revenues to this point.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP

Boca Raton, Florida
September 28, 2011

  SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,
	2011	2010
Assets
Current assets:
Cash	$272,599	$-
Prepaid expenses and other current assets	948,750	4,069

Total current assets	1,221,349	4,069

Patent costs, less accumulated amortization
of $10,125 and $8,625, respectively	4,875	6,375

Total assets	$1,226,224	$10,444

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$80,882	$160,614
Liability for stock to be issued	1,162,663	154,004
Cash overdraft	-	15,141
Deferred officer's salary	65,294	82,424
Shareholder loan	12,422	19,916
Payroll taxes, withholdings and accrued
interest and penalties	179,964	436,271

Total current liabilities	1,501,225	868,370

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares	200	200
authorized; 200,000 shares issued and outstanding
Common stock, $.001 par value; 200,000,000 shares
authorized; issued and outstanding 101,702,335 and
89,212,555 shares, respectively	101,702	89,212
Additional paid-in capital	8,189,561	5,734,086
Deficit accumulated during the development stage	(8,566,464)	(6,681,424)

Total stockholders' deficit	(275,001)	(857,926)

Total liabilities and stockholders' deficit	$1,226,224	$10,444

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

			During the
			Development
			Stage
	Year	Year	(December
	Ended	Ended	18, 2002
	June 30,	June 30,	to June 30,
	2011	2010	2011)

Revenues	$-	$-	$-

Operating expenses
Officer's salary	170,000	170,000	1,105,000
Other general and administrative	1,391,535	1,336,211	6,181,031
Research and development	317,660	87,348	1,218,607

Total operating expenses	1,879,195	1,593,559	8,504,638

Loss from operations	(1,879,195)	(1,593,559)	(8,504,638)

Interest income	-	-	657
Interest (expense)	(5,845)	(18,093)	(62,483)

Loss before income taxes	(1,885,040)	(1,611,652)	(8,566,464)
Income taxes	-	-	-

Net loss	$(1,885,040)	$(1,611,652)	$(8,566,464)

Net loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common
shares outstanding, basic and diluted	95,285,612	82,365,131

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010 WITH CUMULATIVE TOTALS SINCE DECEMBER DECEMBER 18, 2002 (INCEPTION)

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

Conversion of
loan payable
and accrued
interest to
common shares	-	-	-	-	40,000	40	62,360	-	62,400

Conversion of
Class A common
shares to
common shares	-	-	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,225,045)	(1,225,045)

Balance June 30,
2006	-	-	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Shares issued of
common stock
for cash	-	-	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued of
common stock
for services
rendered	-	-	-	-	191,505	192	(192)	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,050,189)	(1,050,189)

Balance June 30,
2007	-	-	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Shares issued of
common stock
for cash	-	-	-	-	6,629,634	6,629	1,293,595	-	1,300,224

Shares issued of
common stock
for services
rendered	-	-	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for the
year	-	-	-	-	-	-	-	(1,397,056)	(1,397,056)

Balance June 30,
2008	-	-	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of
shares from
temporary equity
to common stock	-	-	-	-	160,837	161	241,095	-	241,256

Shares issued of
common stock
for cash	-	-	-	-	4,412,596	4,413	438,931	-	443,344

Shares issued of
common stock
for services
rendered	-	-	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for the
year	-	-	-	-	-	-	-	(1,103,089)	(1,103,089)

Balance June 30,
2009	-	-	-	-	75,546,222	75,546	4,569,388	(5,069,772)	(424,838)

Shares issued
for patent	200,000	200	-	-	-	-	(200)	-	-

Shares issued of
common stock and
warrants for cash	-	-	-	-	8,808,000	8,808	431,592	-	440,400

Shares issued of
common stock
for services
rendered	-	-	-	-	4,858,333	4,858	395,556	-	400,414

Warrants issued
for services
rendered	-	-	-	-	-	-	337,750	-	337,750

Net loss for the
year
	-	-	-	-	-	-	-	(1,611,652)	(1,611,652)

Balance June 30,
2010	200,000	200	-	-	89,212,555	89,212	5,734,086	(6,681,424)	(857,926)

Shares issued of
common stock and
warrants for cash	-	-	-	-	10,264,030	10,264	1,851,014	-	1,861,278

Shares issued of
common stock and warrants
for services
rendered	-	-	-	-	2,225,750	2,226	604,461	-	606,687

Net loss for the
period	-	-	-	-	-	-	-	(1,885,040)	(1,885,040)

Balance June
30, 2011	200,000	$200	-	$-	101,702,335	$101,702	$8,189,561	$(8,566,464)	$(275,001)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			During the
			Development
			Stage
			(December
			18, 2002
	YEARS ENDED June 30,		to June 30,
	2011	2010	2011)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,885,040)	$(1,611,652)	$(8,566,464)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	2,385	15,984
Amortization	1,500	1,500	10,125
Common stock and warrants issued for services	177,299	738,164	1,514,802
Liability to issue common stock for services	326,064	-	326,064
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other assets	-	34,689	(4,069)
Increase (decrease) in accounts payable and accrued expenses	(79,732)	31,370	80,882
Increase (decrease) in deferred officer's salary	(17,130)	82,424	65,294
Increase (decrease) in payroll taxes, withholdings and accrued interest and penalties	(256,307)	195,594	179,964

Net cash (used in) operating activities	(1,733,346)	(525,526)	(6,375,018)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)

Net cash (used in) investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	60,000
(Increase) decrease increase in cash overdraft	(15,141)	15,141	-
Loans from related parties	-	19,916	74,343
Repayments of loans from related parties	(7,494)	-	(61,921)
Issuance of common stock in public offering and private placements	1,707,274	440,400	6,284,873
Change in liability for stock to be issued	321,306	7,550	321,306

Net cash provided by financing activities	2,005,945	483,007	6,678,601

NET INCREASE (DECREASE) IN
CASH	272,599	(42,519)	272,599

CASH
Beginning of year	-	42,519	-

End of year	$272,599	$-	$272,599
	-		-
CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$5,845	$-	$34,019

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in satisfaction of liability to issue common stock	$154,004	$146,454	$-
Warrants issued for prepaid consulting services	$146,658	$-	$146,658
Conversion of notes payable and accrued interest to common stock	$-	$-	$62,400
Issuance of preferred stock and reduction of additional paid in capital for patent	$-	$-	$200
Stock issuable for prepaid consulting services	$515,293	$-	$515,293
Stock issued for prepaid consulting services	$282,730	$-	$282,730

See notes to consolidated financial statements.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -                       ORGANIZATION AND BASIS OF PRESENTATION

SmartMetric, Inc. (the “Company” or “SmartMetric”) was incorporated in the State of Nevada on December 18, 2002. SmartMetric’s main product is a fingerprint sensor activated card with a finger sensor onboard the card and a built-in rechargeable battery for portable biometric identification. This card may be referred to as a biometric card or the SmartMetric Biometric Datacard.   SmartMetric has completed development of its card along with pre mass manufacturing cards but has not yet begun to mass manufacture the biometric fingerprint activated cards.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $1,885,040 and $1,611,652 for the years ended June 30, 2011 and 2010 respectively, and has incurred a cumulative loss of $8,566,464 since inception (December 18, 2002).  In addition, the Company has a working capital deficit in the amount of $279,876 as of June 30, 2011. The Company is currently in the development stage and has spent a substantial portion of  its time in the development of its technology.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors.  These factors include the final phase of development and mass production being successful as well as product implementation and distribution.

The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2 -                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Accounting Standards Codification ("ASC") 915-10, "Accounting and Reporting by Development Stage Enterprises". The Company has devoted substantially all of its efforts to the development of its technology.  Additionally, the Company has allocated a substantial portion of its time and investment in bringing its services to the market, and the raising of capital.

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to income taxes and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

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

Revenue Recognition

The Company has not recognized revenues to date.  The Company anticipates recognizing revenue in accordance with the contracts it enters into for the sale and distribution of its products.

Accounts Receivable

The Company will extend credit based on its evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company will monitor exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at June 30, 2011.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

ASC 740-10 “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”)  requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company  tax positions on an annual basis and has determined that as of June 30, 2011 no additional accrual for income taxes is necessary.

Advertising Costs

The Company will expense the cost associated with advertising as incurred.

Equipment

Equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 - 5 years.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

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

Stock-Based Compensation

The Company measures compensation expense for its employee stock based compensation under ASC 718-10 “Share-Based Payments” (“ASC 718-10”) and for its nonemployee stock based compensation under ASC 505-50 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with  Selling, Goods or Services” (“ASC 505-50”).  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Reclassifications

Certain amounts in the 2010 financial statements have been reclassified to conform with the current year’s presentation.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -                       PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements and expire through June 2012.  These consulting agreements were entered into for the issuance of common stock and warrants and were valued based on the stock price at time of the agreement or the computed warrant value at the time of the agreement.

NOTE 4 -                       PATENT COSTS

Patent costs as of June 30, 2011 and 2010 are summarized as follows:

	Estimated Useful Lives ( Years)	June 30, 2011	June 30, 2010

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(10,125)	(8,625)
Patent costs, net		$4,875	$6,375

Amortization expense was $1,500 and $1,500 for the years ended June 30, 2011 and 2010, respectively.

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

Lease Agreement

The Company leases office space in Bay Harbor Islands, Florida under a month to month agreement. Rent expense for the years ended June 30, 2011 and 2010 was $16,900 and $17,500 respectively.

Related Party Transactions

The Company’s president has made advances to the Company with an aggregate amount due of  $12,422 and $19,916 as of June 30, 2011 and 2010, respectively.  These advances bear interest at 5.00% per annum.

The Company has accrued the amount of $65,294 as deferred Officer salary for the difference between  its president’s $170,000 annual salary and the cumulative amount paid.

Payroll Taxes

The Company has accrued the sum of $179,964 and $436,271 for payroll tax liabilities, inclusive of principal, interest and penalties as of June 30, 2011 and 2010, respectively.  This liability results from the Company’s inability to pay the federal withholding tax, social security withholding tax and related company portion and the medicare withholding tax and related company portion.  The Company anticipates satisfying this liability in its entirety during the next fiscal year.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -                       STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2011, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 200,000 shares issued and outstanding.

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -                       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Class A Common Stock

As of June 30, 2011, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. The Company in October 2003 issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in February and May 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares, par value $0.001. In 2006, the Company amended their articles of incorporation to increase the 45,000,000 shares to 100,000,000 shares. In 2009, the Company further increased the authorized shares to 200,000,000.

As of June 30, 2011, the Company has 101,702,335 shares of common stock issued and outstanding.

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

In July 2006, the Company sold a total of 56,522 units at $1.15 per Unit in private placements resulting in net proceeds of $65,000.  In August and September 2006, the Company sold a total of 128,377 units at prices ranging between $0.60 to $0.79 per unit in private placements resulting in net proceeds of $83,558. In the three months ended December 31, 2006, the Company sold a total of 344,115 units at prices ranging from $0.48 to $1.00 per unit in private placements resulting in net proceeds of $229,284. In the six months ended March 31, 2007, the Company sold a total of 297,228 Units at prices ranging from $0.55 to $1.00 per unit in private placements resulting in net proceeds of $200,641. In the three months ended June 30, 2007, the Company sold a total of 382,645 units at prices ranging from $0.36 to $0.56 per unit in private placements resulting in net proceeds of $181,866. Each unit consisted of one share of common stock and one warrant exercisable for 12 months from the date of issue into one share of common stock at $1.50 per share.

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

On March 25, 2008, the Company sold 200,000 shares of its common stock at a price of $0.10 per share resulting in net proceeds of $20,000. In the year ended June 30,2008, the Company sold 1,189,818 shares of its common stock at prices ranging from $0.07 to $0.13 per share resulting in net proceeds of $112,798.

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

In the three months ended December 31, 2010, the Company sold 18,855 units (representing 3,770,953 shares and 942,772 warrants) during the three month period ending December 31, 2010, at prices ranging from $26.00 to $245.00 per unit for net proceeds of $1,205,769.  Each unit consisted of 200 shares of common stock and 50 warrants exercisable for twelve months from date of issue into one share of common stock at $0.50 per share.  The Company sold 587,110 shares of common stock in private placement resulting in net proceeds of $41,000.  In addition, the Company issued 1,225,750 shares of common stock for legal and consulting services, at a value of $177,299 ($0.145 per share).

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

During the three month period ending June 30, 2011, the Company sold 25 units (representing 580,000 shares and warrants to purchase 585,000 shares) , at prices ranging from $6,000  to $10,000  per unit for net proceeds of  $213,850.  Certain units consisted of 25,000 shares and one six month warrant to purchase an additional 25,000 shares at $0.80 per share.  Other units consisted of 6,000 shares and a twelve month warrant to purchase 6,000 shares at $0.80 per share. In addition, the Company has incurred a liability to issue shares for legal and other services of $874,624 ($0.0541 to $0.42636 per share).

In the three months ended June 30, 2011, the Company issued 1,000,000 shares of common stock for services rendered at a value of  $282,730 ($0.28273 per share).

Warrants

The Company granted from time to time warrants with  terms of one-year  and of six months in connection with private placements at various prices as noted herein.

The Company issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.50 per share in June 2011 as partial consideration for a consulting agreement.  These warrants expire on June 3, 2012.

In addition, the Company executed a warrant agreement with an investor relations company for 5,000,000 warrants to be issued in two tranches. The first tranche of 2,500,000 warrants (the “October warrants”) has been issued in October 2009, and the second tranche of 2,500,000 warrants has been issued on March 31, 2010 (the “March warrants”). The October warrants expire October 25, 2012, and have strike prices as follows: 1,000,000 at $0.10 per share; 1,000,000 at $0.15 per share; and 500,000 at $0.20 per share. The March warrants expire March 29, 2013, and have strike prices as follows: 500,000 at $0.20 per share; 1,000,000 at $0.25 per share; and 1,000,000 at $0.30 per share. As of June 30, 2011 and 2010, the following is a breakdown of the activity:

June 30, 2011:

Outstanding - beginning of year	7,239,750
Issued	3,279,028
Exercised	-
Expired	(2,239,750)

Outstanding - end of year	8,279,028

June 30, 2010:

Outstanding - beginning of year	3,750,569
Issued	7,239,750
Exercised	-
Expired	(3,750,569)

Outstanding - end of year	7,239,750

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -                       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Of the 8,279,028  warrants outstanding, all vest immediately and 3,279,028 warrants expire at various times through the year-ending June 30, 2012; 2,500,000 warrants expire on October 25, 2012 and 2,500,000 warrants expire on March 31, 2013.   The Company valued the June 2011 warrants using the Black-Scholes method with the following criteria:  stock price $0.28; strike price $0.50; volatility 178.82% and interest rate 0.18%.  The criteria yielded an option value of $0.15 resulting in a value of  $146,658.  The Company valued the October warrants using the Black-Scholes method with the following criteria: stock price $0.10; strike price $0.10, $0.15 and $0.20 (as noted above); volatility 249.75%; and interest rate 0.34%. The criteria yielded option values of $0.097 and $0.096, resulting in a value of $242,500 for the 2,500,000 warrants.  The criteria used to value the 2,500,000 warrants for the March 2010 tranche was:  stock price $0.04; strike price $0.20, $0.25 and $0.30 (as noted above); volatility 266% and interest rate of 5.0%.  The criteria yielded option values of $0.0383, $0.0381 and $0.0380, resulting in a value of  $95,250 for the 2,500,000 warrants.  The expense has been included in other general and administrative expenses in the consolidated statement of operations.

The warrant agreements contain no clauses regarding adjustments to exercise price, net settlement provisions, registration rights or liquidated damages clauses.

NOTE 7 -                       PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  The Company recognizes interest and penalties related to income tax matters as a component of income tax expense.

At June 30, 2011 and 2010, deferred tax assets consist of the following:

	2011	2010
Net operating loss carryforward	$2,747,456	$2,514,220
Warrant issuances	164,699	-
Valuation allowance	(2,912,155)	(2,514,220)
	$-	$-

A reconciliation of the activity related to the liability for gross unrecognized tax benefits during fiscal 2011 and 2010 is as follows:

	Year ended June 30,
	2011	2010
Balance as of beginning of fiscal year	$-	$-
Increases related to prior year positions	114,835	-
Balance as of June 30,	$114,835	$-

The increase related to prior year positions recorded in 2011 was primarily related to expenses for warrants issued by the Company for services and represents a timing difference only.

At June 30, 2011, the Company had a net operating loss carryforwards in the amount of $8,080,754 available to offset future taxable income through 2030. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended June 30, 2011 and 2010 is summarized as follows:

	2011	2010
Tax on income before income tax	34.00%	34.00%
Effect of nontemporary differences	(0.02%)	0.00%
Effect of state taxes (net of federal benefit)	0.00%	3.63%
Effect of NOL true-up adjustment	(12.87%)	0.00%
Change in valuation allowance	(21.11%)	(37.63%)
	0.00%	0.00%

The total amount of unrecognized tax benefits can change due to tax examination activities, lapse of applicable statutes of limitations and the recognition and measurement criteria under the guidance related to accounting for uncertainty in income taxes.  The Company does not believe any significant increases or decreases will occur within the next twelve months.

The Company files income tax returns in the United States ("U.S.") federal jurisdiction.  Generally, the Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years prior to 2008.  The Company does not file in any other jurisdiction and remains open for audit for all tax years as the statute of limitations does not begin until the returns are filed.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -                       FAIR VALUE MEASUREMENTS

ASC 820 "Fair Value Measurements" ("ASC 820") defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

NOTE 9 -                  SUBSEQUENT EVENTS

On July 27, 2010, the Company filed a second amended complaint (the “Visa and Mastercard Complaint”) in the United States District Court, Central District of California (the “Court”), Case No. 2:10-cv-01864, against MasterCard, Inc. and Visa, Inc. alleging patent infringement on the Company’s patent, U.S. Patent 6,792,464 (the “’464 Patent”) (the “Visa and Mastercard Case”).

On December 7, 2010, the Company filed a complaint (the “AMEX Complaint”) in the Court, Case No. CV10-9371 JHN (MANx), against American Express Company (“AMEX”) alleging patent infringement on the 464 Patent (the “AMEX Case”).

On June 20, 2011, the Court entered a judgment of non-infringement in both the Visa and Mastercard Case and the AMEX Case based on the Court’s construction of certain of the disputed phrases of the asserted claims of the 464 Patent (the “Judgment”).

On June 30, 2011, the Company filed a Notice of Appeal to the Judgment in the AMEX Case against what the Company believes to be erroneous definition and limitations placed on the 464 patent as a result of wrongful interpretation. On July 1, 2011, the Company filed a Notice of Appeal to the Judgment in the Visa and Mastercard Case against what the Company believes to be erroneous interpretation of definitions and limitations placed on the 464 patent by the Court.

On August 29, 2011, the Company filed a complaint in the United States District Court, Central District of California, against Master Card, Inc. (“MasterCard”) and Visa, Inc. (“Visa”) alleging patent infringement on the 464 patent.  The Company is seeking the following relief from MasterCard and Visa:

1.	For an order pursuant to 35 U.S.C. section 271 declaring that both MasterCard and Visa have infringed one or more claims of the ‘464 Patent;
2.	A preliminary and permanent injunction against both MasterCard and Visa prohibiting each of them from further infringement of the ‘464 Patent;
3.
An award of actual damages the Company has suffered by reason of the infringement charged in the complaint in an amount not less than a reasonable royalty on both MasterCard’s and Visa’s infringement of the ‘464 Patent:

4.	An award to the Company of its costs; and
5.	Such other relief as the Court may deem just and proper.

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

During the Company’s fiscal year ended June 30, 2009, their interim reports for the quarters ended September 30, 2009 and December 31, 2009 and through May 4, 2010: (i) there had been no disagreements with KBL on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KBL, would have caused it to make reference to the subject matter of the disagreement in connection with its reports and (ii) KBL did not advise the Company of any of the events requiring reporting in this Current Report on Form 8-K under Item 304(a)(1) of Regulation S-K.

The Company provided to KBL the disclosure contained in this Form 8-K and requested KBL to furnish a letter addressed to the Commission stating whether it agreed with the statements made by the Company herein and, if not, stating the respects in which it does not agree. A copy of such letter is attached hereto as Exhibit 16.1

On May 4, 2010, the Board of Directors of the Company ratified and approved the Company's engagement of Daszkal Bolton, LLP (“Daszkal”) as independent auditors for the Company and its subsidiaries.

During the year ended June 30, 2009 and through May 4, 2010, neither the Company nor anyone on its behalf consulted Daszkal regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1) of Regulation S-K (there being none).

 Item 9A.  Controls and Procedures

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

 As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.    Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with section 404 of the Sarbanes-Oxley of 2002 (“section 404”).  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2011, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions.  These deficiencies have, on occasion, prevented us from timely filing of our 10-Qs and 10-K.  Management believes that these deficiencies amount to a material weakness.  Therefore our internal controls over financial reporting were ineffective as of June 30, 2011.

Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

In order to correct the foregoing deficiencies, we plan to take the following remediation measures:

1)
We have committed to the establishment of effective internal audit functions, however, due to the limited resources of the Company and the limited operations, we plan to defer the establishment of an effective internal audit function until our product is ready for production and sale.

2)
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by capable individuals, and will ensure the timely filing of our 10-Qs and 10-K in the future.

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of June 30, 2011, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of June 30, 2011.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at June 30, 2011.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

 Item 9B. Other Information.

There have been no material events that have occurred during the fiscal year ending June 30, 2011 that were not previously disclosed.

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

Name	Age	Position with the Company
C. Hendrick	55	President, Chief Executive Officer and Chairman of the Board
Jay M. Needelman, CPA	43	Chief Financial Officer, Director
Elizabeth Ryba	60	Director

C. HENDRICK has been President, Chief Executive Officer and Chairman of the Board of Directors of SmartMetric since the Company’s inception in 2002.  C. Hendrick has served as President and CEO of Smart Micro Chip, Inc., an Australian corporation from 2000 to 2002. From 1999 to 2001, C. Hendrick was President and Chief Executive Officer of Smarticom Inc. and Fast Econ, Inc., Australian corporations. From 1994 to 1998, C. Hendrick served as executive officer of Applied Computing Science (Australia), an Australian company involved in e-commerce systems, research and development. Mr. Hendrick attended Dandenong College in Australia.

JAY M.  NEEDELMAN, CPA, has been the Chief Financial Officer for SmartMetric since July 2004.  Mr. Needelman has over 17 years of experience in public accounting.  A 1991 graduate of Florida State University in Tallahassee, Fl, Mr. Needelman began his career in public accounting in Miami, Fl, in 1991.  After working for two different firms, Mr. Needelman founded his own firm in late 1992.

ELIZABETH RYBA , has been a director of SmartMetric since April 5, 2006. Ms. Ryba has over 16 years of experience in the credit card industry. She was a promotion director at Hearst Publishing from 2002 through 2005. Between 2001 and 2004, Ms. Ryba was a consultant at Stratus Rewards Credit Cards where she launched a Visa Luxury credit card where points were redeemable on private jets. Between 2000 and 2001, Ms. Ryba worked as a Marketing Consultant for SpaFinder. In 1991 through 1999 Ms. Ryba worked at Master Card where she launched a SmartCard in Australia Ms. Ryba received her M.S. in Marketing from the University of Illinois, and her B.A. in English from the State University of New York at Stony Brook.

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

Director Experience

Our Board believes that each of the Company’s directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s shareholders. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

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

Committees of the Board

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.  We have not previously had an audit committee, compensation committee or nominations and governance committee. We anticipate that the board of directors will authorize the creation of such committees, in compliance with established corporate governance requirements in the future.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and Chief Financial Officer.

Compliance with Section 16(a) of the Securities Act of 1934

Not Applicable.

Item 11.  Executive Compensation.

 Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended June 30, 2011 and 2010 by the Chief Executive Officer and Chief Financial Officer whose total compensation exceeded $5,000 during the fiscal years ended June 30, 2011 and 2010 (if any).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
C. Hendrick (President, Chief Executive	2011	170,000	-0-	-0-	-0-	-0-	-0-	-0-	170,000
Officer, Chairman of the Board) (1)	2010	170,000	-0-	-0-	-0-	-0-	-0-	-0-	170,000

Jay Needelman (Chief Financial Officer) (2)	2011	-0-	-0-	-0-	-0-	-0-	-0-	10,150	10,150
	2010	-0-	-0-	-0-	-0-	-0-	-0-	8,000	8,000

(1)	C. Hendrick has been President, Chief Executive Officer and director of the Company since inception. C. Hendrick receives an annual salary of $170,000.
(2)	Jay Needelman has been serving as Chief Financial Officer and director of the Company since July 2004.

Employment Agreements

On December 9, 2009, the Company entered into an employment agreement (the “Agreement”) with C. Hendrick, the Company’s Chief Executive Officer (“Executive”).  Pursuant to the terms of the Agreement, the Company will employ Executive for a period of three (3) years from the date of the Agreement provided that such term may be renewed by the mutual written agreement of Company and Executive for additional consecutive one (1) year terms.  Executive is to receive an annual base salary of $170,000 a year.  Executive is entitled to receive certain bonuses to be determined based on performance criteria set forth by a committee of the Board of Directors.  Executive is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.  Executive’s employment with the Company may be terminated at any time, with cause or good reason, as such terms are defined in the Agreement.  In the event that Executive’s employment is terminated by the Company, Company shall pay the first twelve (12) months of COBRA premiums for Executive’s coverage under the Company’s group medical insurance plan.  During the term of his employment and for a period of five years thereafter, Executive will be subject to non-competition and non-solicitation provisions, subject to standard exceptions.

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

Compensation of Directors

As of the date of this annual report, our directors have received no compensation for their service on the board of directors.   A compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 21, 2011, with respect to the beneficial   ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of   the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Director/Officer	Number of Shares of Common Stock (1)	Percentage of Class (1)
Owner of More than 5% of Class
Applied Cryptography, Inc. (2) 9195 Collins Avenue Surfside, Fl, 33154	Not applicable	49,127,778	48%

Directors and Executive Officers

C. Hendrick 1150 Kane Concourse, Suite 400, Bay Harbor Islands, FL	Chief Executive Officer, Chairman of the Board of Directors	49,127,778	48%
Jay Needelman, CPA 1150 Kane Concourse, Suite 400, Bay Harbor Islands, FL	Chief Financial Officer, Director	-0 -	-0-
Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	Director	40,000	0%

(1)           In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on September 21, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on September 21, 2011, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of any preferred stock and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)            Applied Cryptography, Inc., a Nevada corporation, is owned and controlled by C. Hendrick, our Chairman and Chief Executive Officer.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

There have been no significant related party transactions meeting the requirements for disclosure for the fiscal year ended June 30, 2011.

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

 Audit Fee

The Company incurred, in the aggregate, approximately $30,000 and $30,000 for professional services rendered by its registered independent public accounting firms for the audit of the Company’s annual financial statements for the years ended June 30, 2011 and 2010, respectively, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during those fiscal years.

Audit-Related Fees

The Company incurred approximately $9,500 and $9,000 in fees from its registered independent public accounting firms for audit-related services during the years ended June 30, 2011 and 2010, respectively.

Tax Fees

The Company incurred approximately $0 and $0 in fees from its registered independent public accounting firms for tax compliance or tax consulting services during the years ended June 30, 2011 and 2010,respectively.

All Other Fees

The Company incurred $0 and $0 for fees from its registered independent public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees", “Audit-Related Fees” and “Tax Fees” for the fiscal years ended June 30, 2011 and 2010, respectively.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Bay Harbor Islands, FL, on the 28th day of September, 2011.

SMARTMETRIC, INC.

By:	/s/ C Hendrick
C. Hendrick
President, Chief Executive Officer and Chairman (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this registration statement has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date
/s/ C Hendrick	Chief Executive Officer and Director (principal executive officer)	September 28, 2011
C. Hendrick
/s/ Jay Needelman	Chief Financial Officer (principal financial and accounting officer) and Director	September 28, 2011
Jay Needelman
/s/ Elizabeth Ryba	Director	September 28, 2011
Elizabeth Ryba