Form 10-Q
period 2011-09-30
SmartMetric, Inc.
filed 2011-11-18
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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
Yes / /         No [√]

As of November 17, 2011, there were 104,918,835 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	F-1
	Condensed consolidated balance sheets as of September 30, 2011 (unaudited) and June 30, 2011	F-1
	Condensed consolidated statements of operations for the three months ended September 30, 2011 and 2010 and for the period from December 18, 2002 (inception) through September 30, 2011 (unaudited)	F-2
	Condensed consolidated statements of changes in stockholders’ equity (deficit) for the period December 18, 2002 (inception) through September 30, 2011 (unaudited)	F-3
	Condensed consolidated statements of cash flows for the three months ended September 30, 2011 and 2010 and for the period from December 18, 2002 (inception) through September 30, 2011 (unaudited)	F-4
	Notes to condensed consolidated financial statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures	6

PART II.	OTHER INFORMATION	6
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Removed and Reserved	8
Item 5.	Other Information	8
Item 6.	Exhibits	8
	Signatures	9

 PART I — FINANCIAL INFORMATION

Item 1.                                 FINANCIAL STATEMENTS

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2011	2011
Assets	(unaudited)
Current assets:
Cash	$506,350	$272,599
Prepaid expenses and other current assets	555,121	948,750

Total current assets	1,061,471	1,221,349

Patent costs, less accumulated amortization
of $10,500 and $10,125, respectively	4,500	4,875

Total assets	$1,065,971	$1,226,224

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$150,057	$80,882
Liability for stock to be issued	961,651	1,162,663
Deferred officer's salary	65,294	65,294
Shareholder loan	4,422	12,422
Payroll taxes, withholdings and accrued
interest and penalties	173,580	179,964

Total current liabilities	1,355,004	1,501,225

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares	200	200
authorized; 200,000 shares issued and outstanding
Common stock, $.001 par value; 200,000,000 shares
authorized; issued and outstanding 104,214,835 and
101,702,335 shares, respectively	104,215	101,702
Additional paid-in capital	9,056,173	8,189,561
Deficit accumulated during the development stage	(9,449,621)	(8,566,464)

Total stockholders' deficit	(289,033)	(275,001)

Total liabilities and stockholders' deficit	$1,065,971	$1,226,224

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

			During the
			Development
			Stage
	Three Months	Three Months	(December
	Ended	Ended	18, 2002
	September 30,	September 30,	to September 30,
	2011	2010	2011)

Revenues	$-	$-	$-

Operating expenses
Officer's salary	42,500	42,500	1,147,500
Other general and administrative	743,693	19,734	6,924,724
Research and development	96,964	3,488	1,315,571

Total operating expenses	883,157	65,722	9,387,795

Loss from operations	(883,157)	(65,722)	(9,387,795)

Interest income	-	-	657
Interest (expense)	-	(2,489)	(62,483)

Loss before income taxes	(883,157)	(68,211)	(9,449,621)
Income taxes	-	-	-

Net loss	$(883,157)	$(68,211)	$(9,449,621)

Net loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of common
shares outstanding, basic and diluted	105,754,598	90,544,444

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Changes in  Stockholders' Equity (Deficit)
For the Period From December 18, 2002 (Inception) Through September 30, 2011

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

Conversion of
loan payable
and accrued
interest to
common shares	-	-	-	-	40,000	40	62,360	-	62,400

Conversion of
Class A common
shares to
common shares	-	-	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,225,045)	(1,225,045)

Balance June 30,
2006	-	-	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Shares issued of
common stock
for cash	-	-	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued of
common stock
for services
rendered	-	-	-	-	191,505	192	(192)	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,050,189)	(1,050,189)

Balance June 30,
2007	-	-	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Shares issued of
common stock
for cash	-	-	-	-	6,629,634	6,629	1,293,595	-	1,300,224

Shares issued of
common stock
for services
rendered	-	-	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for the
year	-	-	-	-	-	-	-	(1,397,056)	(1,397,056)

Balance June 30,
2008	-	-	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of
shares from
temporary equity
to common stock	-	-	-	-	160,837	161	241,095	-	241,256

Shares issued of
common stock
for cash	-	-	-	-	4,412,596	4,413	438,931	-	443,344

Shares issued of
common stock
for services
rendered	-	-	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for the
year	-	-	-	-	-	-	-	(1,103,089)	(1,103,089)

Balance June 30,
2009	-	-	-	-	75,546,222	75,546	4,569,388	(5,069,772)	(424,838)

Shares issued
for patent	200,000	200	-	-	-	-	(200)	-	-

Shares issued of
common stock and
warrants for cash	-	-	-	-	8,808,000	8,808	431,592	-	440,400

Shares issued of
common stock
for services
rendered	-	-	-	-	4,858,333	4,858	395,556	-	400,414

Warrants issued
for services
rendered	-	-	-	-	-	-	337,750	-	337,750

Net loss for the
year
	-	-	-	-	-	-	-	(1,611,652)	(1,611,652)

Balance June 30,
2010	200,000	200	-	-	89,212,555	89,212	5,734,086	(6,681,424)	(857,926)

Shares issued of
common stock and
warrants for cash	-	-	-	-	10,264,030	10,264	1,851,014	-	1,861,278

Shares issued of
common stock and warrants
for services
rendered	-	-	-	-	2,225,750	2,226	604,461	-	606,687

Net loss for the
period	-	-	-	-	-	-	-	(1,885,040)	(1,885,040)

Balance June
30, 2011	200,000	200	-	-	101,702,335	101,702	8,189,561	(8,566,464)	(275,001)

Shares issued of
common stock and warrants
for services
rendered	-	-	-	-	2,512,500	2,513	866,612	-	869,125

Net loss for the
period	-	-	-	-	-	-	-	(883,157)	(883,157)

Balance September
30, 2011	200,000	$200	-	$-	104,214,835	$104,215	$9,056,173	$(9,449,621)	$(289,033)

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements Of Cash Flows
(unaudited)

			During the
			Development
			Stage
	Three Months	Three Months	(December
	Ended	Ended	18, 2002
	September 30,	September 30,	to September 30,
	2011	2010	2011)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(883,157)	$(68,211)	$(9,449,621)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	-	15,984
Amortization	375	375	10,500
Common stock and warrants issued for services	-	-	2,145,202
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other assets	393,629	-	(555,121)
Increase (decrease) in accounts payable and accrued expenses	69,175	9,895	150,057
Increase (decrease) in deferred officer's salary	-	19,467	65,294
Increase (decrease) in payroll taxes, withholdings and accrued interest and penalties	(6,384)	(58,986)	173,580

Net cash (used in) operating activities	(426,362)	(97,460)	(7,441,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)

Net cash (used in) investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	60,000
Increase (decrease) in cash overdraft	-	(15,141)	-
Loans from related parties	-	483	74,343
Repayments of loans from related parties	(8,000)	-	(69,921)
Proceeds from sale of common stock in public offering and private placements	668,113	37,000	6,952,986
Change in liability for stock to be issued	-	114,731	961,651

Net cash provided by financing activities	660,113	137,073	7,979,059

NET INCREASE IN
CASH	233,751	39,613	506,350

CASH
Beginning of period	272,599	-	-

End of period	$506,350	$39,613	$506,350

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$28,174

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in satisfaction of liability to issue common stock	$-	$146,454	$300,458
Warrants issued for prepaid consulting services	$-	$-	$146,658
Conversion of notes payable and accrued interest to common stock	$-	$-	$62,400
Issuance of preferred stock and reduction of additional paid in capital for patent	$-	$-	$200
Stock issued for prepaid consulting services	$841,358	$-	$1,124,088

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulations S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, as filed with the Securities and Exchange Commission.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $883,157 and $68,211 for the three months ended September 30, 2011 and 2010 respectively, and has incurred a cumulative loss of $9,449,621 since inception (December 18, 2002).  In addition, the Company has a working capital deficit in the amount of $293,533 as of September 30, 2011. The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions over FDIC insured limits, exposes the Company to cash concentration risk.  The Company has no cash equivalents.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash, accounts payable, and accrued expenses including payroll withholdings, interest and penalties approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Accounts Receivable

The Company will extend credit based on its evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company will monitor exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at September 30, 2011 or June 30, 2011.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 2 -                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

ASC 740-10 “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”) requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of September 30, 2011 no additional accrual for income taxes is necessary.

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts in the September 30, 2010 financial statements have been reclassified to conform with the current period’s presentation.

NOTE 3 -                       PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements and expire through June 2012.  These consulting agreements were entered into for the issuance of common stock and warrants and were valued based on the stock price at the time of the agreement or the computed warrant value at the time of the agreement.

NOTE 4 -                       PATENT COSTS

Patent costs as of September 30, 2011 and June 30, 2011 are summarized as follows:

	Estimated Useful Lives ( Years)	September 30, 2011	June 30, 2011

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(10,500)	(10,125)
Patent costs, net		$4,500	$4,875

Amortization expense was $375 and $375 for the three months ended September 30, 2011 and 2010, respectively.

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

Lease Agreement

The Company leases office space in Bay Harbor Islands, Florida under a month to month agreement. Rent expense for the three months ended September 30, 2011 and 2010 was $3,900 and $6,500 respectively.

Related Party Transactions

The Company’s president has made advances to the Company with an aggregate amount due of $4,422 and $12,422 as of September 30, 2011 and June 30, 2011, respectively.  These advances bear interest at 5.00% per annum.

The Company has accrued the amount of $65,294 as deferred Officer salary for the difference between its president’s $170,000 annual salary and the cumulative amount paid.

Payroll Taxes
The Company has accrued the sum of $173,580 and $179,964 as of September 30, 2011 and June 30, 2011, respectively, for payroll tax liabilities, inclusive of principal, interest and penalties.  This liability results from the Company’s inability to pay the federal withholding tax, social security withholding tax and related company portion and the medicare withholding tax and related company portion.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 6 -                       STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2011, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 200,000 shares issued and outstanding.

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

On December 11, 2009, the Company entered into an Assignment and Assumption Agreement with ACI (the “assignment and Assumption Agreement”). In accordance with the Assignment and Assumption Agreement, ACI conveyed, assigned and transferred to the Company all of ACI’s rights, title and interest in and to the Patent (see Note 5) and delegated to the Company all of its duties and obligations to be performed under the Patent.

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

Management does not expect that the minimum revenue amount will be generated by December 11, 2011.  As a result, ACI will have the right to exercise its option to purchase the Patent from the Company.  If this occurs, the Company may be unable to continue to develop and manufacture the SmartMetric Biometric Datacard without first entering into an arrangement with ACI for the right to use the Patent, the terms of which may be unfavorable to the Company.  Management does not believe that ACI intends to exercise its option to purchase the Patent.

In accordance with Staff Accounting Bulletin (“SAB”) topic 5G “Transfers of Non-monetary Assets by Promoters and Shareholders” the Company has determined that the Patent has no value at this point and has recorded the issuance of 200,000 shares of Series B Convertible Preferred Stock at $0.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 6 -                       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Class A Common Stock

As of September 30, 2011, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. The Company in October 2003 issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in February and May 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares, par value $0.001. In 2006, the Company amended their articles of incorporation to increase the 45,000,000 shares to 100,000,000 shares. In 2009, the Company further increased the authorized shares to 200,000,000.

As of September 30, 2011, the Company has 104,214,835 shares of common stock issued and outstanding.

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
 (UNAUDITED)

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

In the three months ended June 30, 2011, the Company issued 1,000,000 shares of common stock for services rendered at a value of $282,730 (0.28273 per share).

In the three months ended September 30, 2011, the Company issued 2,512,500 shares for legal and consulting services valued at $869,125.  These issued shares represent legal services of $27,767 in the current period and satisfaction of the liability to issue 1,000,000 shares with an aggregate value of $841,358.

During the three months ended September 30, 2011, the company sold 66.894 units representing 3,344,721 shares and a twelve month warrant to purchase an additional 3,344,721 shares at $0.80 per share for net proceeds of $668,113.   Each unit was offered at $10,000 and consisted of 50,000 shares and  50,000 twelve month warrants to buy additional  shares at $0.80 per share.

Warrants

The Company granted from time to time warrants with terms of six-months to one-year in connection with private placements at various prices as noted herein.

The Company entered issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.50 per share in June 2011 as partial consideration for a consulting agreement.  These warrants expire on June 3, 2012.

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 6 -                       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

September 30, 2011:

Outstanding - June 30, 2011	8,279,028
Issued	3,344,721
Exercised	-
Expired	(560,850)

Outstanding - September 30, 2011	11,062,899

September 30, 2010:

Outstanding - June 30, 2010	7,239,750
Issued	436,850
Exercised	-
Expired	(486,000)

Outstanding - September 30, 2010	7,190,600

At September 30, 2011, all of the 11,062,899 warrants are vested and 6,062,899 warrants expire at various times through September  30, 2012; 2,500,000 warrants expire on October 25, 2012 and 2,500,000 warrants expire on March 31, 2013.   The Company valued the June 2011 warrants using the Black-Scholes method with the following criteria:  stock price $0.28; strike price $0.50; volatility 178.82% and interest rate 0.18%.  The criteria yielded an option value of $0.15 resulting in a value of  $146,658.  The Company valued the October warrants using the Black-Scholes method with the following criteria: stock price $0.10; strike price $0.10, $0.15 and $0.20 (as noted above); volatility 249.75%; and interest rate 0.34%. The criteria yielded option values of $0.097 and $0.096, resulting in a value of $242,500 for the 2,500,000 warrants.  The criteria used to value the 2,500,000 warrants for the March 2010 tranche was:  stock price $0.04; strike price $0.20, $0.25 and $0.30 (as noted above); volatility 266% and interest rate of 5.0%.  The criteria yielded option values of $0.0383, $0.0381 and $0.0380, resulting in a value of  $95,250 for the 2,500,000 warrants.  The expense has been included in other general and administrative expenses in the consolidated statement of operations.

The warrant agreements contain no clauses regarding adjustments to exercise price, net settlement provisions, registration rights or liquidated damages clauses.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 7 -                       INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated expected effective tax rate for the full fiscal year.  Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company has estimated its effective tax rate to be 0%, based primarily on losses incurred and the uncertainty of realization of the tax benefit of such losses.

NOTE 9 -                  LITIGATION

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report on Form 10-Q (“Report”), references to “Smartmetric,” “SMME,” “the Company,” “we,” “us,” and “our” refer to Smartmetric, Inc.

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the Securities and Exchange Commission (the “SEC”) should be considered in evaluating forward-looking statements.

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

· investor sentiment; and

· our reputation.

We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this Report, except as required by law. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report.

Overview

Incorporated in 2002, SmartMetric and its founder and CEO, C. Hendrick, have been engaged in research and development of a biometric security solution which would authenticate the identity of a person in a self-contained credit card-sized device. SmartMetric’s Biometric Datacard has been designed to use an on-board finger print sensor which is imbedded in the card along with an integrated circuit chip which will provide varying degrees of encrypted memory. SmartMetric has completed development of its card along with pre mass manufacturing cards but has not yet begun to mass manufacture the biometric fingerprint activated cards.  To date, SmartMetric has had no sales revenues.

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

We currently have two full time employees, including C. Hendrick, our President and Chief Executive Officer. Once we have begun to generate sales, we intend to hire additional employees. While the Company has a small  full-time workforce it employs a team of engineers in various locations as contract engineers.  Our chief engineering is centered in both Israel and Silicon Valley, California.  Our team of contract engineers have been working on our advanced electronics along with our machinery engineering. We have the ability to use more than 20 highly specialized contract engineers when needed, but we are not obligated to utilize more engineering services than we require at any time.

SmartMetric does not believe its business is seasonal.

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenue and Net Loss

For the three months ended September 30, 2011, there was no revenue and a net loss of $883,157.  For the three months ended September 30, 2010, there was no revenue and a net loss of $68,211.  This increased loss of $814,946 or 1,194.7 % resulted primarily from higher general and administrative expenses and higher research and development costs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011 were $743,693, an increase of $723,959 or 3,668.6% compared to $19,734 for the comparable period in 2010. The increase was primarily attributable to higher professional fees, largely funded through the issuance of common stock; higher promotional costs and higher other general costs.  Because the SmartMetric Biometric Datacard is nearing production, the Company has expended additional resources in promotion and market awareness of the Company and its Biometric Datacard.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2011 were $96,964, an increase of $93,476 or 2,679.9% compared to $3,488 for the comparable period in 2010. The  increase was primarily attributable to higher engineering costs in the development of the production process.  As mentioned above, the Company has made increasing use of specialized contract engineers on an as needed basis.  The Company believes this arrangement provides the technological and specialized skills required at the lowest cost to the Company.

Interest Expense

Interest expense for the three months ended September 30, 2011 was $0 compared to $2,489 for the comparable period in 2010, a decrease of $2,489, or 100.0%. The decrease was primarily attributable to reduced interest on the reduced past due  payroll tax liabilities.  Because of the ongoing negotiations in the effort to satisfy the outstanding payroll tax liabilities, the interest and penalties on the past due liability are included in other general and administrative expenses as these amounts are to be settled together with the interest and penalty elements losing their character.

Income Tax Expense

Income tax for the three months ended September 30, 2011 was $0, unchanged from the comparable period in 2010.  There was no income tax expense in either period due to losses in both periods and the Company being unable to recognize the net benefit of income tax loss carryforwards due to the uncertainty of realization of such benefits.

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

Cash and Cash Equivalents

Our cash and cash equivalents was $272,599 at June 30, 2011 and increased to $506,350 on September 30, 2011, an increase of $233,751, or 85.8%.  The increase was primarily attributable to the Company raising capital in amounts greater than it operating costs for the period.  Operating costs for the period included noncash professional fees of 417,396 due to the expensed portion of professional fees and prepaid fees that were funded through the issuance of common stock and warrants during the current period and in the three month period ended June 30, 2011.

Net cash used in operating activities

Net cash used in operating activities was $426,362 for the three months ended September 30, 2011, an increase of $328,902 or 337.5% from the comparable period in 2010.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.  Because the SmartMetric Biometric Datacard is nearing production, the Company has expended additional resources in promotion and market awareness of the Company and its Biometric Datacard.

Net cash used in investing activities

Net cash used in investing activities was $0 for three months ended September 30, 2011, unchanged from the comparable period in 2010.

Net cash provided by financing activities

Net cash provided by financing activities was $660,113 for the three months ended September 30, 2011, an increase of $523,040, or 381.6%, from the comparable period in 2010.  This increase was based on the Company successfully raising new capital.

Contractual Obligations and Off-Balance Sheet Arrangements.

There were no off-balance sheet arrangements as of September 30, 2011 and June 30, 2011.

In connection with an Assignment and Assumption Agreement with Applied Cryptography, Inc. (“ACI”), a corporation controlled by the Company’s president and the owner of certain technology, ACI conveyed, assigned and transferred to the Company all of ACI's rights, title and interest in and to the Patent and delegated to the Company all of its duties and obligations to be performed under the Patent.

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

Management does not expect that the minimum revenue amount will be generated by December 11, 2011.  As a result, ACI will have the right to exercise its option to purchase the Patent from the Company.  If this occurs, the Company may be unable to continue to develop and manufacture the SmartMetric Biometric Datacard without first entering into an arrangement with ACI for the right to use the Patent, the terms of which may be unfavorable to the Company.  Management does not believe that ACI intends to exercise its option to purchase the Patent.

Critical accounting policies and estimates

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Intangible assets

SmartMetric did not purchase any intangible assets for the three months ended September 30, 2011 or September 30, 2010.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.

Disclosure controls and procedures refers to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, we have concluded that because of material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

In order to correct the foregoing material weaknesses, we have taken the following remediation measures:

1)
We have committed to the establishment of effective internal audit functions, however, due to the limited resources of the Company, we plan to defer the establishment of an effective internal audit function until our product is ready for production and sale.

2)
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by capable individuals, and will ensure all timely filing of our 10-Qs and 10K in the future.

We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of September 30, 2011, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, however nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2011.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have not resulted in a material misstatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, even though material weaknesses in internal controls exist, management believes there to be no material inaccuracies or errors in the Company’s financial statements as of September 30, 2011.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II.  OTHER INFORMATION

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

Item 1A.                     RISK FACTORS

Not Applicable.

Item 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 In the three months ended September 30, 2011, the Company sold 66.894 Units (representing 3,344,721 shares and 3,344,721 warrants) during the three month period ended September 30, 2011, at a price of $10,000 per Unit, or net proceeds of 668,113.   Units consisted of 50,000 shares of common stock and 50,000 warrants exercisable for twelve months from date of issue into one share of common stock at $0.80 per share.

Unless otherwise noted in this section, with respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Regulation S promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding SmartMetric so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was an "accredited investor" and otherwise had the requisite sophistication to make an investment in SmartMetric's securities.

Item 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.                       OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended September 30, 2011 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: November 18, 2011	By:	/s/ C. Hendrick
C. Hendrick, President (Principal Executive Officer)

Dated: November 18 , 2011	By:	/s/ Jay Needelman
Jay Needelman , Chief Financial Officer (Principal Financial Officer)