Form 10-Q
period 2011-12-31
SmartMetric, Inc.
filed 2012-02-21
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2011

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

(305) 495-7190
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of January 31, 2012, there were 108,815,986 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	F-1
	Condensed consolidated balance sheets as of December 31, 2011 (unaudited) and June 30, 2011	F-1

Condensed consolidated statements of operations for the three and six months ended December 31, 2011 and 2010 (unaudited) and for the period from December 18, 2002 (inception) through December 31, 2011 (unaudited)
		F-2
	Condensed consolidated statements of changes in stockholders’ equity (deficit) for the period December 18, 2002 (inception) through December 31, 2011 (unaudited)	F-3

Condensed consolidated statements of cash flows for the six months ended December 31, 2011 and 2010 (unaudited) and for the period from December 18, 2002 (inception) through December 31, 2011 (unaudited)
		F-6
	Notes to condensed consolidated financial statements (unaudited)	F-7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures	7

PART II.	OTHER INFORMATION	7
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Removed and Reserved	8
Item 5.	Other Information	8
Item 6.	Exhibits	8
	Signatures	9

 PART I — FINANCIAL INFORMATION

Item 1.                                 FINANCIAL STATEMENTS

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	DECEMBER 31,	June 30,
	2011	2011
	(unaudited)
Assets
Current assets:
Cash	$289,689	$272,599
Prepaid expenses and other current assets	317,377	948,750

Total current assets	607,066	1,221,349

Other assets:
Patent costs, less accumulated amortization
of $10,875 and $10,125, respectively	4,125	4,875

Total assets	$611,191	$1,226,224

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$169,255	$80,882
Liability for stock to be issued	811,231	1,162,663
Deferred Officer salary	79,026	65,294
Shareholder loan	1,422	12,422
Payroll taxes, withholdings and accrued
interest and penalties	115,653	179,964

Total current liabilities	1,176,587	1,501,225

Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares
authorized, 200,000 shares issued and outstanding	200	200
Common stock, $.001 par value; 100,000,000 shares
authorized, issued and outstanding 104,921,265 and
101,702,335 shares, respectively	104,921	101,702
Additional paid-in capital	9,320,688	8,189,561
Deficit accumulated during the development stage	(9,991,205)	(8,566,464)

Total Stockholders' deficit	(565,396)	(275,001)

Total liabilities and stockholders' deficit	$611,191	$1,226,224

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
 (A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

					During the
					Development
					Stage
					(December
	Six Months Ended		Three Months Ended		18, 2002 to
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011)

Revenues	$-	$-	$-	$-	$-

Expenses:
Officer's salary	85,000	85,000	42,500	42,500	1,190,000
Other general and administrative	1,191,888	574,269	444,195	554,160	7,368,919
Research and development	147,853	11,702	54,889	8,214	1,370,460

Total operating expenses	1,424,741	670,971	541,584	604,874	9,929,379

Loss from operations	(1,424,741)	(670,971)	(541,584)	(604,874)	(9,929,379)

Interest income	-	-	-	-	657
Interest expense	-	(7,097)	-	(4,608)	(62,483)

Net loss	$(1,424,741)	$(678,068)	$(541,584)	$(609,482)	$(9,991,205)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding, basic and diluted	106,784,523	92,684,461	104,469,726	90,160,369

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Changes In Stockholders' Equity (Deficit)
For The Period From December 18, 2002 (Inception) Through December 31, 2011

								Deficit
								Accumulated
			Class A		Common		Additional	During
	Preferred Stock		Common Stock		Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance,
December 18,
2002	-	$-	-	-	-	$-	$-	$-	$-

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
Total Stockholders' deficit
Net loss for the
year	-	-	-	-	-	-	-	(258,355)	(258,355)

Balance June 30,
2005	-	-	50,000,000	50,000	8,560,257	8,560	(18,835)	(294,393)	(254,668)

Shares issued of
common stock
for cash, net of
offering
costs of $138,509	-	-	-	-	936,112	936	1,197,361	-	1,198,297

Shares issued of
common stock
for services
rendered	-	-	-	-	20,000	20	19,980	-	20,000

Conversion of
loan payable
and accrued
interest to
common shares	-	-	-	-	40,000	40	62,360	-	62,400

Conversion of
Class A common
shares to
common shares	-	-	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,225,045)	(1,225,045)

Balance June 30,
2006	-	-	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Shares issued of
common stock
for cash	-	-	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued of
common stock
for services
rendered	-	-	-	-	191,505	192	(192)	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,050,189)	(1,050,189)

Balance June 30,
2007	-	-	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Shares issued of
common stock
for cash	-	-	-	-	6,629,634	6,629	1,293,595	-	1,300,224

Shares issued of
common stock
for services
rendered	-	-	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for the
year	-	-	-	-	-	-	-	(1,397,056)	(1,397,056)

Balance June 30,
2008	-	-	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of
shares from
temporary equity
to common stock	-	-	-	-	160,837	161	241,095	-	241,256

Shares issued of
common stock
for cash	-	-	-	-	4,412,596	4,413	438,931	-	443,344

Shares issued of
common stock
for services
rendered	-	-	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for the
year	-	-	-	-	-	-	-	(1,103,089)	(1,103,089)

Balance June 30,
2009	-	-	-	-	75,546,222	75,546	4,569,388	(5,069,772)	(424,838)

Shares issued
for patent	200,000	200	-	-	-	-	(200)	-	-

Net cash (used in) investing activities
common stock
for cash	-	-	-	-	8,808,000	8,808	431,592		440,400

Shares issued of
common stock
for services
rendered	-	-	-	-	4,858,333	4,858	395,556	-	400,414

Warrants issued
for services							337,750		337,750

Net loss for the
year	-	-	-	-	-	-	-	(1,611,652)	(1,611,652)

Balance June 30,
2010	200,000	$200	-	$-	89,212,555	$89,212	$5,734,086	$(6,681,424)	$(857,926)

Shares issued of
common stock and
warrants for cash	-	-	-	-	10,264,030	10,264	2,132,744	-	2,143,008

Shares issued of
common stock
for services
rendered	-	-	-	-	2,225,750	2,226	176,073	-

Net loss for the
year	-	-	-	-	-	-	-	(2,312,656)	(2,312,656)

Balance June
30, 2011	200,000	$200	-	$-	101,702,335	$101,702	$8,189,561	$(8,566,464)	$(275,001)

Shares issued of
common stock and
warrants for cash	-	-	-	-	2,512,500	2,513	866,612	-	869,125

Net loss for the
period	-	-	-	-	-	-	-	(883,157)	(883,157)

Balance September
30, 2011	200,000	$200	-	$-	104,214,835	$104,215	$9,056,173	$(9,449,621)	$(289,033)

Shares issued of
common stock and
warrants for cash	-	-	-	-	706,430	706	264,515	-	265,221

Net loss for the
period	-	-	-	-	-	-	-	$(541,584)	$(541,584)

Balance December
31, 2011	200,000	$200	-	$-	104,921,265	$104,921	$9,320,688	$(9,991,205)	$(565,396)

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

			During the
			Development
			Stage
	SIX MONTHS ENDED		(December
			18, 2002 to
	DECEMBER 31,		December 31,
	2011	2010	2011)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,424,741)	$(678,068)	$(9,991,205)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	-	15,984
Amortization	750	750	10,875
Common stock and warrants issued for services	-	177,299	2,145,202
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses	631,373	(45,000)	(317,377)
Increase (decrease) in accounts payable and accrued expenses	88,373	(51,933)	169,255
Increase in deferred officer's salary	13,732	19,467	79,026
Increase (decrease) in payroll taxes,withholdings and accrued interest and penalties	(64,311)	(28,893)	115,653

Net cash used in operating activities	(754,824)	(606,378)	(7,770,187)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)
Net cash (used in) investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	60,000
Cash overdraft	-	(15,141)	-
Loans from related parties	-	(7,494)	74,343
Repayments of loans from related parties	(11,000)	-	(72,921)
Proceeds from sale of common stock	782,914	179,450	7,218,207
Liability for stock to be issued	-	1,215,290	811,231

Net cash provided by financing activities	771,914	1,372,105	8,090,860

NET INCREASE IN
CASH	17,090	765,727	289,689

CASH
BEGINNING OF PERIOD	272,599	-	-

END OF PERIOD	$289,689	$765,727	$289,689

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$34,019

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in satisfaction of liability to issue common stock	$-	$146,454	$300,458
Warrants issued for prepaid consulting services	$-	$-	$146,658
Conversion of notes payable and accrued interest to common stock	$-	$-	$62,400
Issuance of preferred stock and reduction of additional paid in capital for patent	$-	$-	$200
Stock issued for prepaid consulting services	$841,358	$-	$1,124,088

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulations S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the six months and three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, as filed with the Securities and Exchange Commission.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $1,424,741 and $678,068 for the six months ended December 31, 2011 and 2010 respectively, and has incurred a cumulative loss of $9,991,205 since inception (December 18, 2002).  In addition, the Company has a working capital deficit in the amount of $569,521 as of December 31, 2011. The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheet for cash, accounts payable, and accrued expenses including payroll withholdings, interest and penalties approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Accounts Receivable

The Company will extend credit based on its evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company will monitor exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  The Company has not recorded any receivables, and therefore no allowance for doubtful accounts.

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

ASC 740-10 “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”) requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of December 31, 2011 no accrual for income taxes is necessary.

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

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  The calculation of diluted earnings per share ("EPS") includes consideration of dilution arising from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents were not included in the computation of diluted earnings per share on the condensed consolidated statement of operations due to the fact that the Company reported a net loss and to do so would be anti-dilutive for the periods presented.

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 3 -        PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements and expire through June 2012.  These consulting agreements were entered into for the issuance of common stock and warrants and were valued based on the stock price or computed warrant value at the time of the respective agreement.

NOTE 4 -        PATENT COSTS

Patent costs as of December 31, 2011 and June 30, 2011 are summarized as follows:

	Estimated Useful Lives ( Years)	December 31, 2011	June 30, 2011

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(10,875)	(10,125)
Patent costs, net		$4,125	$4,875

Amortization expense was $750 and $750 for the six months ended December 31, 2011 and 2010, respectively.

NOTE 5 -        COMMITMENTS

Patent License Agreement

Effective August 1, 2004, the Company executed a license agreement with Applied Cryptography, Inc. (“ACI”), a corporation controlled by the Company’s president and the owner of certain technology. Pursuant to the license agreement, the Company has the right to make use of this technology for the purpose of developing software and systems to be used by the Company to provide any or all of the following: 1) secure transactions over the Internet from home and office computers; 2) an automatic method for connecting to remote computers; 3) a method of developing targeted advertising to home and/or office computers; and 4) identity verification and access control as provided for in the patent. Pursuant to this license agreement, ACI is to receive 2% of all revenues generated by the Company on products which utilize this patented technology. The license fee is to be paid within 45 days of the end of each quarter. In the event no revenues are generated through the use of any of the licensed patents during a given quarter, no money shall be owed ACI for such quarter. ACI has the right to rescind the license agreement and reclaim all rights and interest in the patents if certain events, such as the Company’s filing for bankruptcy protection or reorganization, occur. The license agreement remains in effect for the lives of the patents. The Company may utilize the technological applications anywhere in the world without limitation.  Upon execution of the Assignment and Assumption Agreement on December 11, 2009 (see Note 6), the Patent License Agreement was terminated.

Lease Agreement

The Company leases office space in Bay Harbor Islands, Florida under a month to month agreement. Rent expense for the six months ended December 31, 2011 and 2010 was $7,800 and $11,700 respectively.

 Related Party Transactions

The Company’s president has made cash advances to the Company with an aggregate amount due of $1,422 and $12,422 as of December 31, 2011 and June 30, 2011, respectively.  These advances bear interest at 5.00% per annum.

The Company has accrued the amount of $79,026 as deferred Officer salary for the difference between its president’s $170,000 annual salary and the cumulative amount paid.

Payroll Taxes

The Company has accrued the sum of $115,653 and $179,964 as of December 31, 2011 and June 30, 2011, respectively, for payroll tax liabilities, inclusive of principal, interest and penalties.  This liability results from the Company’s inability to pay the federal withholding tax, social security withholding tax and related company portion and the medicare withholding tax and related company portion.  The Company anticipates satisfying this liability in its entirety during the next fiscal year.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 6 -        STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of December 31, 2011, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 200,000 shares issued and outstanding.

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

As of December 11, 2011, the Company has not generated the minimum revenue amount under the Assignment and Assumption Agreement.  As a result, ACI has the right to exercise its option to purchase the Patent from the Company.  If ACI exercises its option to purchase the Patent, the Company may be unable to continue to develop and manufacture the SmartMetric Biometric Datacard without first entering into an arrangement with ACI for the right to use the Patent, the terms of which may be unfavorable to the Company.  As of December 31, 2011 ACI has given no intention that it intends to exercise its option to purchase the patent.

In accordance with Staff Accounting Bulletin (“SAB”) topic 5G “Transfers of Non-monetary Assets by Promoters and Shareholders” the Company has determined that the Patent has no value at this point and has recorded the transaction to issue the 200,000 shares of Series B Convertible Preferred Stock at $0.

NOTE 6 -        STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Class A Common Stock

As of December 31, 2011, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. The Company in October 2003 issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in February and May 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares, par value $0.001. In 2006, the Company amended their articles of incorporation to increase the 45,000,000 shares to 100,000,000 shares. In 2009, the Company further increased the authorized shares to 200,000,000.

As of December 31, 2011, the Company has 104,921,265 shares of common stock issued and outstanding.

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

During the three months ended September 30, 2011, the Company sold 66.894 units representing 3,344,721 shares and twelve month warrants to purchase an additional 3,344,721 shares at $0.80 per share for net proceeds of $668,113.   Each unit was offered at $10,000 and consisted of 50,000 shares and  one twelve month warrant to buy an additional  50,000 shares at $0.80 per share.

During the three months ended December 31, 2011 the Company sold 11.5 units representing 575,000 shares and twelve month warrants to purchase an additional 575,000 shares at $0.80 per share for net proceeds of $114,800.  Each unit was offered at $10,000 and consisted of 50,000 shares and one twelve month warrant to buy an additional 50,000 shares at $0.80 per share.

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

In addition, the Company executed a warrant agreement with an investor relations company for 5,000,000 warrants to be issued in two tranches. The first tranche of 2,500,000 warrants (the “October warrants”) has been issued in October 2009, and the second tranche of 2,500,000 warrants has been issued on March 31, 2010 (the “March warrants”). The October warrants expire October 25, 2012, and have strike prices as follows: 1,000,000 at $0.10 per share; 1,000,000 at $0.15 per share; and 500,000 at $0.20 per share. The March warrants expire March 29, 2013, and have strike prices as follows: 500,000 at $0.20 per share; 1,000,000 at $0.25 per share; and 1,000,000 at $0.30 per share. As of December 31, 2011 and June 30, 2011, the following is a breakdown of the activity:

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 6 -        STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

December 31, 2011:

Outstanding - beginning of period	8,279,028
Issued	3,919,721
Exercised	-
Expired	(1,903,662)

Outstanding - end of period	10,295,127

June 30, 2011:

Outstanding - beginning of period	7,239,750
Issued	3,279,028
Exercised	-
Expired	(2,239,750)

Outstanding - end of period	8,279,028

At December 31, 2011, all of the 10,295,127 warrants are vested and 5,295,127 warrants expire at various times through December 31, 2012; 2,500,000 warrants expire on October 25, 2012 and 2,500,000 warrants expire on March 31, 2013.   The Company valued the June 2011 warrants using the Black-Scholes method with the following criteria: stock price $0.28; strike price $0.50; volatility 178.82% and interest rate 0.18%.  The criteria yielded an option value of $0.15 resulting in a value of  $146,658.  The Company valued the October warrants using the Black-Scholes method with the following criteria: stock price $0.10; strike price $0.10, $0.15 and $0.20 (as noted above); volatility 249.75%; and interest rate 0.34%. The criteria yielded option values of $0.097 and $0.096, resulting in a value of $242,500 for the 2,500,000 warrants.  The criteria used to value the 2,500,000 warrants for the March 2010 tranche was:  stock price $0.04; strike price $0.20, $0.25 and $0.30 (as noted above); volatility 266% and interest rate of 5.0%.  The criteria yielded option values of $0.0383, $0.0381 and $0.0380, resulting in a value of  $95,250 for the 2,500,000 warrants.  The expense has been included in other general and administrative expenses in the consolidated statement of operations.

NOTE 7 -        INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company has estimated its effective tax rate to be 0%, based primarily on losses incurred and the uncertainty of realization of the tax benefit of such losses.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 8 -        LITIGATION

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

Overview

Incorporated in 2002, SmartMetric and its founder and CEO, C. Hendrick, have been engaged in research and development of a biometric security solution which would authenticate the identity of a person in a self-contained credit card-sized device. SmartMetric’s Biometric Datacard has been designed to use an on-board finger print sensor which is imbedded in the card along with an integrated circuit chip which will provide varying degrees of encrypted memory. SmartMetric has completed development of its card along with pre mass manufacturing cards but has not yet begun to mass manufacture the biometric fingerprint activated cards.  To date, SmartMetric has had no revenues.

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

The Company is currently concentrating on building out its manufacturing facility that will be incorporating SmartMetric’s advanced manufacturing processes. The Company is providing for the funding of the acquisition of the specialized machinery needed in its factory facility through private placements of the Company’s common stock.

Our ability to continue as a going concern prior to the generation of sales is almost exclusively dependent upon our ability to raise capital, specifically through sales of unregistered securities. The ability to raise capital through private placement sales is very unpredictable, thus greatly influencing the Company’s ability to continue as a going concern.

We currently have one full time employee, C. Hendrick, our President and Chief Executive Officer. Once we have begun to generate sales, we intend to hire additional employees.  While the Company has a small full-time workforce it employs a team of engineers in various locations as contract engineers.  Our chief engineering is centered in both Israel and Silicon Valley, California. Our team of contract engineers has been working on our advanced electronics along with our machinery engineering. We have the ability to use more than 20 highly specialized contract engineers when needed, but we are not obligated to utilize more engineering services than we require at any time.  In addition to contract engineers the Company engages contract administrative support workers.

SmartMetric does not believe its business is seasonal.

Results of Operations

Comparison of the Six Months Ended December 31, 2011 and 2010

Revenue and Net Loss

For the six months ended December 31, 2011, there was no revenue and a net loss of $1,424,741.  For the six months ended December 31, 2010, there was no revenue and a net loss of $678,068.  This increased loss of $746,673 or 110.1% resulted primarily from higher general and administrative expenses and higher research and development expenses.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2011 were $1,191,888, an increase of $617,619 or 107.6% compared to $574,269 for the comparable period in 2010. The increase was primarily attributable to higher professional fees, largely funded through the issuance of common stock and higher promotional costs.  Because the SmartMetric Biometric Datacard is nearing production, the Company has expended additional resources in promotion and market awareness of the Company and its Biometric Datacard.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2011 were $147,853, an increase of $136,151 or 1,163.5% compared to $11,702 for the comparable period in 2010. The increase was primarily attributable to higher engineering costs in the development of the production process. As mentioned above, the Company has made increasing use of specialized contract engineers on an as needed basis.  The Company believes this arrangement provides the technological and specialized skills required at lowest cost to the Company.  Research and development expenses will vary by quarter and year to date period based on the Company’s cash position and its success in raising new capital.

Interest Expense

Interest expense for the six months ended December 31, 2011 was $0 compared to $7,097 for the comparable period in 2010, a decrease of $7,097, or 100.0%. The decrease was primarily attributable to reduced interest on the reduced past due payroll tax liabilities.  Because of the ongoing negotiations in the effort to satisfy the outstanding payroll tax liabilities, the interest and penalties on the past due liability are included in other general and administrative expenses as the amounts are to be settled together with the interest and penalty element losing their character.

Income Tax Expense

Income tax for the six months ended December 31, 2011 was $0, unchanged from the comparable period in 2010.  There was no income tax expense in either period due to losses in both periods and the Company being unable to recognize the net benefit of income tax loss carryforwards due to the uncertainty of realization of such benefits.

Comparison of the Three Months Ended December 31, 2011 and 2010

Revenue and Net Loss

For the three months ended December 31, 2011, there was no revenue and a net loss of $541,584.  For the three months ended December 31, 2010, there was no revenue and a net loss of $609,482.  This decreased loss of $67,898 or 11.1% resulted primarily from reduced general and administrative expenses partially offset by higher research and development expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2011 were $444,195, a decrease of $109,965 or 19.8% compared to $554,160 for the comparable period in 2010. The decrease was primarily attributable to reduced consulting and professional fees.  There was a significant decrease in the professional fees (that had been largely funded by common stock issuances) due to the terms of service for certain of these fees completed prior to the three months ended December 31, 2011.

Research and Development Expense

Research and development expenses for the three months ended December 31, 2011 were $54,889, an increase of $46,675 or 568.2% compared to $8,214 for the comparable period in 2010. The increase was primarily attributable to higher engineering costs in the development of the production process. As mentioned above, the Company has made increasing use of specialized contract engineers on an as needed basis.  The Company believes this arrangement provides the technological and specialized skills required at lowest cost to the Company.  Research and development expenses will vary by quarter and year to date period based on the Company’s cash position and its success in raising new capital.

Interest Expense

Interest expense for the three months ended December 31, 2011 was $0 compared to $4,608 for the comparable period in 2010, a decrease of $4,608 or 100.0%.  The decrease was primarily attributable to reduced interest on the reduced past due payroll tax liabilities.  Because of the ongoing negotiations in the effort to satisfy the outstanding payroll tax liabilities, the interest and penalties on the past due liability are included in other general and administrative expenses as the amounts are to be settled together with the interest and penalty element losing their character.

Income Tax Expense

Income tax for the three months ended December 31, 2011 was $0, unchanged from the previous period.  There was no income tax expense in either period due to losses in both periods and the Company being unable to recognize the net benefit of income tax loss carryforwards due to the uncertainty of realization of such benefits.

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

Cash and Cash Equivalents

Our cash and cash equivalents was $272,599 at the beginning of  the six months ended December 31, 2011 and increased to $289,689 by the end of such period, an increase of $17,090, or 6.3%.  The increase was primarily attributable to the Company raising capital in amounts greater than its operating costs for the period.

Net cash used in operating activities

Net cash used in operating activities was $754,824 for the six months ended December 31, 2011, an increase of $148,446 or 24.5% from the comparable period in 2010.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for six months ended December 31, 2011, unchanged from December 31, 2010.

Net cash provided by financing activities

Net cash provided by financing activities was $771,914 for the six months ended December 31, 2011, a decrease of $600,191, or 43.7%, from the comparable period in 2010.  This decrease was primarily based on the Company’s rate of raising new capital slowing in the second quarter due to the lower stock price during the quarter.

Contractual Obligations and Off-Balance Sheet Arrangements.

There were no off-balance sheet arrangements as of December 31, 2011 and June 30, 2011.

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

The Company did not generate the minimum revenue amount by December 11, 2011. As a result, ACI has the right to exercise its option to purchase the Patent from the Company. If this occurs, the Company may be unable to continue to develop and manufacture the SmartMetric Biometric Datacard without first entering into an arrangement with ACI for the right to use the Patent, the terms of which may be unfavorable to the Company. ACI has given no indication that it intends to exercise its option to purchase the Patent.

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

Intangible assets

SmartMetric did not purchase any intangible assets for the six months ended December 31, 2011 or December 31, 2010.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, we have concluded that because of material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2011.

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

2)
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by capable individuals, and will ensure all timely filing of our 10-Qs and 10-K in the future.

We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of December 31, 2011, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, however nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2011.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have not resulted in a material misstatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, even though material weaknesses in internal controls exist, management believes there to be no material inaccuracies or errors in the Company’s financial statements as of December 31, 2011.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II.  OTHER INFORMATION

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

Item 1A.                     RISK FACTORS

Not Applicable.

Item 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 During the three months ended December 31, 2011 the Company sold 11.5 units representing 575,000 shares and twelve month warrants to purchase an additional 575,000 shares at $0.80 per share for net proceeds of $114,800.  Each unit was offered at $10,000 and consisted of 50,000 shares and one twelve month warrant to buy an additional 50,000 shares at $0.80 per share.

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

Item 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.                       OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended December 31, 2011 which were not disclosed on such form.

Item 6.                       EXHIBITS

The following exhibits are attached to this Form 10-Q and made a part hereof.

Exhibit No.	Description

31.1	Certification of SmartMetric’s Chief Executive Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certificate of SmartMetric’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934, as amended

32.1
Certification of SmartMetric’s Chief Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

32.2	Certification of SmartMetric’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

EX-101.INS	Xbrl Instance Document*

EX-101.SCH	Xbrl Taxonomy Extension Schema Document*

EX-101.CAL	Xbrl Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Xbrl Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Xbrl Taxonomy Extension Labels Linkbase Document*

EX-101.PRE	Xbrl Taxonomy Extension Presentation Linkbase Document*

*        The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Dated: February 21, 2012	By:	/s/ C. Hendrick
C. Hendrick, President (Principal Executive Officer)

Dated: February 21, 2012	By:	/s/ Jay Needelman
Jay Needelman , Chief Financial Officer (Principal Financial Officer)