Form 10-Q
period 2012-03-31
SmartMetric, Inc.
filed 2012-05-15
CIK 1301991

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

(305) 495-7190
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 15, 2012, there were 118,724,672 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed consolidated balance sheets as of March 31, 2012 (unaudited) and June 30, 2011	F-1

Condensed consolidated statements of operations for the three and nine months ended March 31, 2012 and 2011 (unaudited) and for the period from December 18, 2002 (inception) through March 31, 2012 (unaudited)
		F-2
	Condensed consolidated statements of changes in stockholders’ equity (deficit) for the period December 18, 2002 (inception) through March 31, 2012 (unaudited)	F-3
	Condensed consolidated statements of cash flows for the nine months ended March 31, 2012 and 2011 (unaudited) and for the period from December 18, 2002 (inception) through March 31, 2012 (unaudited)	F-7
	Notes to condensed consolidated financial statements (unaudited)	F-8 - F-21
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9
Item 4.	Controls and Procedures	9

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	10
Item 1A.	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Mine Safety Disclosures	10
Item 5.	Other Information	10
Item 6.	Exhibits	10
	Signatures	11

  PART I — FINANCIAL INFORMATION

Item 1.                                 FINANCIAL STATEMENTS

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash	$826,900	$272,599
Prepaid expenses and other current assets	121,280	948,750

Total current assets	948,180	1,221,349

Other assets:
Patent costs, less accumulated amortization
of $11,250 and $10,125, respectively	3,750	4,875

Total assets	$951,930	$1,226,224

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$92,075	$80,882
Liability for stock to be issued	196,744	1,162,663
Deferred Officer salary	79,026	65,294
Shareholder loan	1,422	12,422
Payroll taxes and related fees	20,296	179,964

Total current liabilities	389,563	1,501,225

Stockholders' equity (deficit):
Preferred stock, $.001 par value; 5,000,000 shares
authorized, 200,000 shares issued and outstanding	200	200
Common stock, $.001 par value; 100,000,000 shares
authorized, issued and outstanding 116,254,798 and
101,702,335 shares, respectively	116,255	101,702
Additional paid-in capital	11,025,799	8,189,561
Deficit accumulated during the development stage	(10,579,887)	(8,566,464)

Total stockholders' equity (deficit)	562,367	(275,001)

Total liabilities and stockholders' equity (deficit)	$951,930	$1,226,224

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

					During the
					Development
					Stage
					(December
	Three Months Ended		Nine Months Ended		18, 2002 to
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Expenses:
Officer's salary	42,500	42,500	127,500	127,500	1,232,500
Other general and administrative	461,971	288,305	1,653,859	862,574	7,830,890
Research and development	84,211	251,365	232,064	263,067	1,454,671

Total operating expenses	588,682	582,170	2,013,423	1,253,141	10,518,061

Loss from operations	(588,682)	(582,170)	(2,013,423)	(1,253,141)	(10,518,061)

Interest income	-	-	-	-	657
Interest expense	-	(3,314)	-	(10,411)	(62,483)

Loss before income taxes	(588,682)	(585,484)	(2,013,423)	(1,263,552)	(10,579,887)

Income taxes	-	-	-	-	-

Net loss	$(588,682)	$(585,484)	$(2,013,423)	$(1,263,552)	$(10,579,887)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common
shares outstanding, basic and diluted	108,143,668	90,937,957	106,571,596	94,286,702

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Changes In Stockholders' Equity (Deficit)
For The Period From December 18, 2002 (Inception) Through December 31, 2011

	Preferred Stock		Class A Common Stock		Common Stock		Additional Paid-in	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance,
December 18,
2002	-	$-	-	$-	-	$-	$-	$-	$-

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

Conversion of
loan payable
and accrued
interest to
common shares	-	-	-	-	40,000	40	62,360	-	62,400

Conversion of
Class A common
shares to
common shares	-	-	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,225,045)	(1,225,045)

Balance June 30,
2006	-	-	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Shares issued of
common stock
for cash	-	-	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued of
common stock
for services
rendered	-	-	-	-	191,505	192	(192)	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,050,189)	(1,050,189)

Balance June 30,
2007	-	-	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Shares issued of
common stock
for cash	-	-	-	-	6,629,634	6,629	1,293,595	-	1,300,224

Shares issued of
common stock
for services
rendered	-	-	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for the
year	-	-	-	-	-	-	-	(1,397,056)	(1,397,056)

Balance June 30,
2008	-	-	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of
shares from
temporary equity
to common stock	-	-	-	-	160,837	161	241,095	-	241,256

Shares issued of
common stock
for cash	-	-	-	-	4,412,596	4,413	438,931	-	443,344

Shares issued of
common stock
for services
rendered	-	-	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for the
year	-	-	-	-	-	-	-	(1,103,089)	(1,103,089)

Balance June 30,
2009	-	-	-	-	75,546,222	75,546	4,569,388	(5,069,772)	(424,838)

Shares issued
for patent	200,000	200	-	-	-	-	(200)	-	-

Shares issued of
common stock
for cash	-	-	-	-	8,808,000	8,808	431,592		440,400

Shares issued of
common stock
for services
rendered	-	-	-	-	4,858,333	4,858	395,556	-	400,414

Warrants issued
for services							337,750		337,750

Net loss for the
year	-	-	-	-	-	-	-	(1,611,652)	(1,611,652)

Balance June 30,
2010	200,000	200	-	-	89,212,555	89,212	5,734,086	(6,681,424)	(857,926)

Shares issued of
common stock and
warrants for cash	-	-	-	-	10,264,030	10,264	2,132,744	-	2,143,008

Shares issued of
common stock
for services
rendered	-	-	-	-	2,225,750	2,226	176,073	-

Net loss for the
year	-	-	-	-	-	-	-	(2,312,656)	(2,312,656)

Balance June
30, 2011	200,000	200	-	-	101,702,335	101,702	8,189,561	(8,566,464)	(275,001)

Shares issued of
common stock and
warrants for cash	-	-	-	-	2,512,500	2,513	866,612	-	869,125

Net loss for the
period	-	-	-	-	-	-	-	(883,157)	(883,157)

Balance September
30, 2011	200,000	200	-	-	104,214,835	104,215	9,056,173	(9,449,621)	(289,033)

Shares issued of
common stock and
warrants for cash	-	-	-	-	706,430	706	264,515	-	265,221

Net loss for the
period	-	-	-	-	-	-	-	(541,584)	(541,584)

Balance December
31, 2011	200,000	200	-	-	104,921,265	104,921	9,320,688	(9,991,205)	(565,396)

Shares issued of
common stock and
warrants for cash	-	-	-	-	10,567,820	10,568	1,602,996	-	1,613,564

Shares issued of
common stock
for services
rendered	-	-	-	-	765,713	766	102,115	-	102,881

Net loss for the
period	-	-	-	-	-	-	-	(588,682)	(588,682)

Balance March
31, 2012	200,000	$200	-	$-	116,254,798	$116,255	$11,025,799	$(10,579,887)	$562,367

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

			During the
			Development
			Stage
	NINE MONTHS ENDED		(December
			18, 2002 to
	MARCH 31,		March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,013,423)	$(1,263,552)	$(10,579,887)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	-	15,984
Amortization	1,125	1,125	11,250
Common stock and warrants issued for services	102,881	177,299	2,248,083
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses	827,470	(5,000)	(121,280)
Increase (decrease) in accounts payable and accrued expenses	11,193	(51,556)	92,075
Increase in deferred officer's salary	13,732	7,952	79,026
Increase (decrease) in payroll taxes,withholdings and accrued interest and penalties	(159,668)	(51,518)	20,296

Net cash used in operating activities	(1,216,690)	(1,185,250)	(8,232,053)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)
Net cash used in investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	60,000
Cash overdraft	-	(15,141)	-
Loans from related parties	-	(7,494)	74,343
Repayments of loans from related parties	(11,000)	-	(72,921)
Proceeds from sale of common stock	1,781,991	344,706	8,831,771
Liability for stock to be issued	-	1,436,756	196,744

Net cash provided by financing activities	1,770,991	1,758,827	9,089,937

NET INCREASE IN
CASH	554,301	573,577	826,900

CASH
BEGINNING OF PERIOD	272,599	-	-

END OF PERIOD	$826,900	$573,577	$826,900

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$10,411	$34,019

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in satisfaction of liability to issue common stock	$-	$146,454	$300,458
Warrants issued for prepaid consulting services	$-	$-	$146,658
Conversion of notes payable and accrued interest to common stock	$-	$-	$62,400
Issuance of preferred stock and reduction of additional paid in capital for patent	$-	$-	$200
Stock issued for prepaid consulting services	$-	$-	$1,124,088

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulations S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the nine months and three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, as filed with the Securities and Exchange Commission.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $2,013,423 and $1,263,552 for the nine months ended March 31, 2012 and 2011 respectively, and has incurred a cumulative loss of $10,579,887 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Uncertainty in Income Taxes

ASC 740-10 “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”) requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of March 31, 2012 no accrual for income taxes is necessary.

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

 NOTE 3 -      PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements and expire through June 2012 and advance rental payments.  These consulting agreements were entered into for the issuance of common stock and warrants and were valued based on the stock price or computed warrant value at the time of the respective agreement.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 4 -       PATENT COSTS

Patent costs as of March 31, 2012 and June 30, 2011 are summarized as follows:

	Estimated Useful Lives ( Years)	March 31, 2012	June 30, 2011

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(11,250)	(10,125)
Patent costs, net		$3,750	$4,875

Amortization expense was $1,125 and $1,125 for the nine months ended March 31, 2012 and 2011, respectively.

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 5 -       COMMITMENTS (CONTINUED)

Lease Agreement

The Company leases office space in Bay Harbor Islands, Florida under a month to month agreement, and a manufacturing facility in Buenos Aires, Argentina under a long-term lease agreement. In February 2012, the company entered into a facilities lease for its manufacturing activities.  The lease term is from February 1, 2012 through January 31, 2015.   Rent expense under all leases for the nine months ended March 31, 2012 and 2011 was $22,890 and $15,600 respectively.  Total minimum future rental payments under all leases with terms in excess of one year are as follows:

Year ending June 30,	Amount

2012	$18,876
2013	77,077
2014	80,931
2015	48,558
Total	$225,442

Related Party Transactions

The Company’s president has made cash advances to the Company with an aggregate amount due of $1,422 and $12,422 as of March 31, 2012 and June 30, 2011, respectively.  These advances bear interest at 5.00% per annum.

The Company has accrued the amount of $79,026 as deferred Officer salary for the difference between its president’s $170,000 annual salary and the cumulative amount paid.

Payroll Taxes

The Company has accrued the sum of $20,296 and $179,964 as of March 31, 2012 and June 30, 2011, respectively, for payroll tax liabilities, inclusive of principal, interest and penalties.  This liability resulted from the Company’s inability to pay the federal withholding tax, social security withholding tax and related company portion and the medicare withholding tax and related company portion.  The portion of the liability representing past-due payroll taxes, interest and penalties was satisfied on March 30, 2012.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 6 -       STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2012, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 200,000 shares issued and outstanding.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 6 -       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

As of December 11, 2011, the Company has not generated the minimum revenue amount under the Assignment and Assumption Agreement.  As a result, ACI has the right to exercise its option to purchase the Patent from the Company.  If ACI exercises its option to purchase the Patent, the Company may be unable to continue to develop and manufacture the SmartMetric Biometric Datacard without first entering into an arrangement with ACI for the right to use the Patent, the terms of which may be unfavorable to the Company.  As of March 31, 2012 ACI has given no intention that it intends to exercise its option to purchase the patent.

In accordance with Staff Accounting Bulletin (“SAB”) topic 5G “Transfers of Non-monetary Assets by Promoters and Shareholders” the Company has determined that the Patent has no value at this point and has recorded the transaction to issue the 200,000 shares of Series B Convertible Preferred Stock at $0.

Class A Common Stock

As of March 31, 2012, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. The Company in October 2003 issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in February and May 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares, par value $0.001. In 2006, the Company amended their articles of incorporation to increase the 45,000,000 shares to 100,000,000 shares. In 2009, the Company further increased the authorized shares to 200,000,000.

As of March 31, 2012, the Company has 116,254,798 shares of common stock issued and outstanding.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 6 -       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

During the three month period ending June 30, 2011, the Company sold 25 units (representing 580,000 shares and warrants to purchase 585,000 shares), at prices ranging from $6,000  to $10,000  per unit for net proceeds of  $213,850.  Certain units consisted of 25,000 shares and one six month warrant to purchase an additional 25,000 shares at $0.80 per share.  Other units consisted of 6,000 shares and a twelve month warrant to purchase 6,000 shares at $0.80 per share. In addition, the Company has incurred a liability to issue shares for legal and other services of $874,624 ($0.0541 to $0.42636 per share).

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

In the three months ended March 31, 2012, the Company issued 765,713 shares for legal and consulting services valued at $102,881.

During the three months ended March 31, 2012, the Company sold 149.96 units representing 7,498,099 shares and twelve month warrants to purchase an additional 7,498,099 shares at $0.80 per share for net proceeds of $999,059.  Units were offered at $5,000 and $10,000 and consisted of 50,000 shares and one twelve month warrant to purchase an additional 50,000 shares at $0.80 per share.

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

Warrants (Continued)

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

March 31, 2012:

Outstanding - beginning of period	8,279,028
Issued	11,417,820
Exercised	-
Expired	(2,099,068)

Outstanding - end of period	17,597,780

June 30, 2011:

Outstanding - beginning of period	7,239,750
Issued	3,279,028
Exercised	-
Expired	(2,239,750)

Outstanding - end of period	8,279,028

At March 31, 2012, all of the 17,597,780 warrants are vested and 12,597,780 warrants expire at various times through March 31, 2013; 2,500,000 warrants expire on October 25, 2012 and 2,500,000 warrants expire on March 31, 2013.   The Company valued the June 2011 warrants using the Black-Scholes method with the following criteria: stock price $0.28; strike price $0.50; volatility 178.82% and interest rate 0.18%.  The criteria yielded an option value of $0.15 resulting in a value of $146,658.  The Company valued the October warrants using the Black-Scholes method with the following criteria: stock price $0.10; strike price $0.10, $0.15 and $0.20 (as noted above); volatility 249.75%; and interest rate 0.34%. The criteria yielded option values of $0.097 and $0.096, resulting in a value of $242,500 for the 2,500,000 warrants.  The criteria used to value the 2,500,000 warrants for the March 2010 tranche was:  stock price $0.04; strike price $0.20, $0.25 and $0.30 (as noted above); volatility 266% and interest rate of 5.0%.  The criteria yielded option values of $0.0383, $0.0381 and $0.0380, resulting in a value of $95,250 for the 2,500,000 warrants.  The expense has been included in other general and administrative expenses in the consolidated statement of operations.

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 8 -        LITIGATION (CONTINUED)

In the earlier actions against VISA, MasterCard, and American Express, the United States District Court mandated the  Company to narrow its complaint exclusively  to patent infringement from Defendants’ revenues from “contactless” credit card/pay systems.  In its Company’s Second Amended Complaint , the Court stated:

MasterCard and Visa are infringing … the ‘464 patent in this judicial district by selling, offering to sell and using contactless card systems, namely, VI’s Paywave and MC’s PayPass, that use data cards that, when passed near to a reader, establish connection to a network (the “Systems”), that infringe at least claims 1 and 14 of the ‘464 patent.

That action excluded physical insertion of a credit card into a recess of a data card reader.  In the recent action, the Company charged that  Defendants’ “contact” and “contact/contactless” credit card systems infringe the ‘464 patent.  These systems do allow for physical insertion of an EMV/credit card into a recess of a data card reader, therefore presenting  a distinguishing  infringement issue.  That legal outcome avails the Company the opportunity to pursue its infringement claims against all systems that require or permit the physical insertion of a chip-bearing card into a recess of a data card reader.

The Company intends to continue to vigorously pursue its infringement claim in the Visa and Mastercard Case.

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

The Company is currently concentrating on building out its manufacturing facility that will be incorporating SmartMetric’s advanced manufacturing processes. The Company believes that it has now raised sufficient capital to purchase the specialized machinery needed in its factory facility in Buenos Aires.

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

Results of Operations

Comparison of the Nine Months Ended March 31, 2012 and 2011

Revenue and Net Loss

For the nine months ended March 31, 2012, there was no revenue and a net loss of $2,013,423.  For the nine months ended March 31, 2011, there was no revenue and a net loss of $1,263,552.  This increased loss of $749,871 or 59.3% resulted primarily from higher general and administrative expenses, partially offset by lower research and development expenses.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2012 were $1,653,859, an increase of $791,285 or 91.7% compared to $862,574 for the comparable period in 2011. The increase was primarily attributable to higher professional fees, largely funded through the issuance of common stock and higher promotional, contract labor and rent costs.  Because the SmartMetric Biometric Datacard is nearing production, the Company has expended additional resources in promotion and market awareness of the Company and its Biometric Datacard.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2012 were $232,064, a decrease of $31,003 or 11.8% compared to $263,067 for the comparable period in 2011. The decrease was primarily attributable to lower engineering costs in the development of the production process. As mentioned above, the Company has made increasing use of specialized contract engineers on an as needed basis.  The Company believes this arrangement provides the technological and specialized skills required at lowest cost to the Company.  Research and development expenses will vary by quarter and year to date period based on the Company’s cash position and its success in raising new capital.

Interest Expense

Interest expense for the nine months ended March 31, 2012 was $0 compared to $10,411 for the comparable period in 2011, a decrease of $10,411, or 100.0%. The decrease was primarily attributable to reduced interest on the reduced past due payroll tax liabilities.  Because of the past negotiations in the effort to satisfy the outstanding payroll tax liabilities, the interest and penalties on the past due liability were included in other general and administrative expenses as the amounts were settled together with the interest and penalty element losing their character.  The liability for past-due payroll taxes, interest and penalties was satisfied on March 30, 2012.

Income Tax Expense

Income tax for the nine months ended March 31, 2012 was $0, unchanged from the comparable period in 2011.  There was no income tax expense in either period due to losses in both periods and the Company being unable to recognize the net benefit of income tax loss carryforwards due to the uncertainty of realization of such benefits.

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenue and Net Loss

For the three months ended March 31, 2012, there was no revenue and a net loss of $588,682.  For the three months ended March 31, 2011, there was no revenue and a net loss of $585,484.  This increased loss of $3,198 or 0.5% resulted primarily from increased general and administrative expenses partially offset by lower research and development expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 were $461,971, an increase of $173,666 or 60.2% compared to $288,305 for the comparable period in 2011. The increase was primarily attributable to increased consulting and professional fees largely funded by the issuance of common stock, contract labor and rent, partially offset by reduced travel and penalties on the past due payroll tax liability.   The liability for past-due payroll taxes, interest and penalties was satisfied on March 30, 2012.

Research and Development Expense

Research and development expenses for the three months ended March 31, 2012 were $84,211, a decrease of $167,154 or 66.5% compared to $251,365 for the comparable period in 2011. The decrease was primarily attributable to lower engineering costs that related primarily to in the development of the production process in 2012.  In the comparable period of 2011, the Company received significant proceeds from private placements of its securities and accelerated it research and development costs relative to the development of the SmartMetric Biometric Datacard.   As mentioned above, the Company has made increasing use of specialized contract engineers on an as needed basis.  The Company believes this arrangement provides the technological and specialized skills required at lowest cost to the Company.  Research and development expenses will vary by quarter and year to date period based on the Company’s cash position and its success in raising new capital.

Interest Expense

Interest expense for the three months ended March 31, 2012 was $0 compared to $3,314 for the comparable period in 2011, a decrease of $3,314 or 100.0%.  The decrease was primarily attributable to reduced interest on the reduced past due payroll tax liabilities.  Because of the past negotiations in the effort to satisfy the outstanding payroll tax liabilities, the interest and penalties on the past due liability were included in other general and administrative expenses as the amounts were settled together with the interest and penalty element losing their character.  The liability for past-due payroll taxes, interest and penalties was satisfied on March 30, 2012.

Income Tax Expense

Income tax for the three months ended March 31, 2012 was $0, unchanged from the previous period.  There was no income tax expense in either period due to losses in both periods and the Company being unable to recognize the net benefit of income tax loss carryforwards due to the uncertainty of realization of such benefits.

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

At March 31, 2012, we had an accumulated deficit of $10,579,887 and it is likely that we will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

We believe that we will require additional financing to carry out our intended objectives during the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

A downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Cash and Cash Equivalents

Our cash and cash equivalents was $272,599 at the beginning of  the nine months ended March 31, 2012 and increased to $826,900 by the end of such period, an increase of $554,301, or 203.3%.  The increase was primarily attributable to the Company raising capital in amounts greater than its operating costs for the period.

Net cash used in operating activities

Net cash used in operating activities was $1,216,690 for the nine months ended March 31, 2012, an increase of $31,440 or 2.7% from the comparable period in 2011.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for nine months ended March 31, 2012, unchanged from March 31, 2011.

Net cash provided by financing activities

Net cash provided by financing activities was $1,770,991 for the nine months ended March 31, 2012, an increase of $12,164, or 0.7%, from the comparable period in 2011.  This increase was negligible.  The Company’s rate of raising capital had slowed for the first six months of the period due to the lower stock price and accelerated in the last three months of the period concurrent with a recovery in the Company’s stock price.

Contractual Obligations and Off-Balance Sheet Arrangements.

There were no off-balance sheet arrangements as of March 31, 2012 and June 30, 2011.

In connection with an Assignment and Assumption Agreement with Applied Cryptography, Inc. (“ACI”), a corporation controlled by the Company’s president and the owner of certain technology, ACI conveyed, assigned and transferred to the Company all of ACI's rights, title and interest in and to its patents (collectively, the “Patent”) and delegated to the Company all of its duties and obligations to be performed under the Patent.

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

Intangible assets

SmartMetric did not purchase any intangible assets for the nine months ended March 31, 2012 or March 31, 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 N/A.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, we have concluded that because of material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2012.

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

We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of March 31, 2012, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, however nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of March 31, 2012.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have not resulted in a material misstatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, even though material weaknesses in internal controls exist, management believes there to be no material inaccuracies or errors in the Company’s financial statements as of March 31, 2012.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II.  OTHER INFORMATION

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

On August 29, 2011, the Company filed a complaint in the United States District Court, Central District of California, against Master Card, Inc. (“MasterCard”) and Visa, Inc. (“Visa”) alleging patent infringement on the 464 patent (the “August 2011 Case”).  The Company is seeking the following relief from MasterCard and Visa:

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

In the earlier actions against VISA, MasterCard, and AMEX (“collectively the “Defendants”), the Court mandated the Company to narrow its complaint exclusively to patent infringement from Defendants’ revenues from “contactless” credit card/pay systems.  The Court stated:

MasterCard and Visa are infringing … the ‘464 patent in this judicial district by selling, offering to sell and using contactless card systems, namely, VI’s Paywave and MC’s PayPass, that use data cards that, when passed near to a reader, establish connection to a network (the “Systems”), that infringe … the ‘464 patent.

The prior Visa and Mastercard Case and AMEX case excluded physical insertion of a credit card into a recess of a data card reader.  In the August 2011 Case, the Company charged that  Defendants’ “contact” and “contact/contactless” credit card systems infringe the ‘464 patent.  These systems do allow for physical insertion of an EMV/credit card into a recess of a data card reader, therefore presenting  a distinguishing  infringement issue.  This distinction allows the Company the opportunity to pursue its infringement claims against all systems that require or permit the physical insertion of a chip-bearing card into a recess of a data card reader.

On April 11, 2012, the United States Court of Appeals for the Federal Circuit (the “Appeals Court”) affirmed the Judgment of the Court in the Visa and Mastercard Case and the AMEX case.  While the Appeals Court affirmed the Judgment, it stated that the Court erroneously limited the definition of network service providers even though its construction of “insertion of said data card into said data card reader” was correct.  Moreover, the Court stated that it saw no reason why a data card that communicates with a card reader using an embedded antenna cannot also be inserted into a data card reader to immediately trigger an application program. A copy of the decision of the Appeals Court is attached hereto as Exhibit 99.1.

The Company intends to vigorously pursue its infringement claim in the August 2011 Case.

Item 1A.                     RISK FACTORS

Not Applicable.

Item 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, the Company sold 149.96 units representing 7,498,099 shares and twelve month warrants to purchase an additional 7,498,099 shares at $0.80 per share for net proceeds of $999,059.  Units were offered at $5,000 and $10,000 and consisted of 50,000 shares and one twelve month warrant to purchase an additional 50,000 shares at $0.80 per share.

In the three months ended March 31, 2012, the Company issued 765,713 shares for legal and consulting services rendered.

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

Item 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                       MINE SAFETY DISCLOSURES

N/A.

Item 5.                       OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended March 31, 2012 which were not disclosed on such form.

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

99.1	Decision of United States Court of Appeals for the Federal Circuit, dated April 11, 2012.

EX-101.INS	Xbrl Instance Document*

EX-101.SCH	Xbrl Taxonomy Extension Schema Document*

EX-101.CAL	Xbrl Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Xbrl Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Xbrl Taxonomy Extension Labels Linkbase Document*

EX-101.PRE	Xbrl Taxonomy Extension Presentation Linkbase Document*

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

SMARTMETRIC, INC.

Dated: May 15, 2012	By:	/s/ C. Hendrick
C. Hendrick, President (Principal Executive Officer)

Dated: May 15, 2012	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)