Form 10-K
period 2012-06-30
SmartMetric, Inc.
filed 2012-09-28
CIK 1301991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __ to_______________________________

Commission File Number: 333-118801
SMARTMETRIC, INC
(Exact name of registrant as specified in its charter)

Nevada	05-0543557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

101 Convention Center Drive, Las Vegas, NV	89109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(305) 495-7190

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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
☐ Yes   ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $14,157,986 computed by reference to the closing price of the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on December 30, 2011 (which was $0.119 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of June 30, 2012, there are presently118,974,672 shares of common stock, par value $0.001 issued and outstanding.

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

PART I

Item 1.    Business

Corporate History and Overview

SmartMetric, Inc. (“SmartMetric” or the “Company”) was incorporated pursuant to the laws of Nevada on December 18, 2002. SmartMetric is a development stage company engaged in the technology industry. SmartMetric has an issued patent to utilize technology that involves connection to networks using data cards. SmartMetric’s main product is a fingerprint sensor activated card with a finger sensor onboard the card and built inside the card a fingerprint reader with a rechargeable battery for portable biometric identification. This card may be referred to as a biometric card or the SmartMetric Biometric Datacard.

On September 14, 2004, C. Hendrick received a United States patent, U.S. Patent No. 6,792,464 (the “’464 Patent”) with regard to the use of the biometric card. C Hendrick transferred the ‘464 Patent, to Applied Cryptography, Inc., a Nevada corporation, owned by C. Hendrick, in June 2004 (“ACI”). On December 11, 2009, the Company entered into an Assignment and Assumption Agreement (“Assignment Agreement”) with ACI pursuant to which ACI assigned all or its rights, title and interest to the ‘464 Patent to the Company in exchange for 200,000 shares of the Company’s series B preferred stock. In connection with the Assignment Agreement, on December 11, 2009, the Company and ACI entered into an option agreement pursuant to which the Company agreed to grant ACI an option to purchase the ‘464 Patent from the Company for 100,000 shares of the Company’s series B preferred stock, only in the event that Company fails to generate at least $1,000,000 in gross revenues attributable to the Patent at the conclusion of 24 months from the date of Assignment Agreement.

SmartMetric has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on SmartMetric's financial condition, results of operations or liquidity.

The SmartMetric Biometric Datacard

SmartMetric has designed a biometric card. SmartMetric has completed development of its card along with pre mass manufacturing cards but has not yet begun to mass manufacture the biometric fingerprint activated cards. The manufacturing of the cards requires that the Company build not only a special factory, but also that the Company manufacture specialized mass production machines that will allow for the specialized manufacturing process required to mount sub micro thin silicon components; along with a credit card plastic manufacturing procedure that operates using low pressure and low heat so as not to harm the internal electronic components. We expect that mass production will commence in the last quarter of 2013, contingent upon and assuming that capital funding remains steady. The product, due to exposure in specialty trade publications and numerous press releases, is receiving much interest in the private sector. Also, the product has received interest from the governmental sector, including, but not limited to the Department of Defense.

The SmartMetric biometric fingerprint activated card has several functions:

●	The fingerprint sensor facilitates instant authorization verification;

●	In card biometric measurement storage safeguards personal information;

●	In card biometric storage permits access, identity and transaction control verification;

●
Instant identity verification will be more secure than central online or electronic wallet systems since such information on the SmartMetric Card is contained in the card and not in a centralized database or an always connected phone device. The SmartMetric Biometric fingerprint activated Datacard is a credit card size plastic card. On the card’s surface are two components. The first is a standard Smartcard chip that is a standard interface that connects to universal serial bus (USB) computer smartcard readers, teller machine (ATM) machines and smartcard (POS) point-of-sale machines in retail outlets. The second component is a sensor that protrudes through the card’s surface. This sensor is connected to a sophisticated miniature circuit board that allows the sensor to read a person’s fingerprint and match it with the user’s pre-stored fingerprint encrypted and resident inside the circuit board.  After a match between the users fingerprint and the prestored users fingerprint stored inside the card, the internal card processor unlocks and activates the surface mounted SmartCard Chip.  Forms of the SmartMetric fingerprint activated biometric card involve insertion within proximity to a wireless proximity physical reader or to a physical data card reader requiring physical insertion into the card reader.  The challenge SmartMetric sought to overcome was having a truly portable identification credential that incorporated biometrics and yet was the standard size of an employee ID card, Credit Card or drivers license. As it stood, standard biometric fingerprint scanners were too large to fit inside a credit card sized card and none were portable having the to be attached to a computer that powered the scanning process thereby not allowing for portability. In order to achieve the goal of biometric authentication with portability in the form factor to fit inside a users wallet or purse and work across both computer and banking platforms, SmartMetric had to achieve incredible reductions in the size of electronics and develop specialized mass manufacturing techniques.

The SmartMetric Biometric Datacard contains active and passive components mounted onto a paper-thin circuit board. Reducing a powerful processor to a thin sliver of silicon along with many other complex computer components including memory chips and then mounting them on the super thin board has required innovations in electronic manufacturing and the use of emerging technology.

Today SmartMetric has created the worlds first and to its knowledge the only portable biometric fingerprint scanner that resides inside a credit card sized card and acts independently of any other computing device.

Unlike a picture-based identification system, the SmartMetric biometric card has been designed to operate exclusively with the registered user. And unlike biometric security systems where the biometric information is stored at a central location, the Company believes that security is significantly increased during the verification process since the biometric information is embedded in the card itself, in a memory chip protected by encryption and no data is travelling over a network. The built-in fingerprint scanner is designed to activate the card. Without a match with the encrypted fingerprint already stored in the card, the SmartMetric Biometric Datacard will not operate.

SmartMetric, Inc. sees a significant market for its biometric fingerprint activated credit cards to replace the use of PIN numbers used in current Bank issued EMV (Smartcards’) around the World. There are more than 1.5 Billion Bank issued SmartCard Credit and ATM Cards in the World that have a chip that stores credit card information but still rely on a user entered PIN at the ATM or Point Of Sale machine to verify the Card user. The reliance on a PIN for these new kinds of Credit & ATM Cards still leaves them vulnerable to hackers because of the use of PIN’s that are still proving to be vulnerable to hackers. Replacing the PIN for these cards with a persons fingerprint to activate the card provides the next level of security for the 1.5 Billion already issued around the World, Credit and ATM Cards.

In 2011 both Visa and MasterCard announced that they will be introducing “Chip & Pin” Credit / ATM Cards based on the same smartcard technology already used in most advanced banking systems around the World, in the United States.

The SmartMetric in-card fingerprint scanner will allow for a person to use their fingerprint to activate their Credit Card or ATM Card. For the banking and card industry it will allow for a much more secure verification process then the PIN system currently used.

SmartMetric plans to roll out its fingerprint activated cards in the United States. Latin America, Asia/Pacific and Europe over the next 12 months.  In addition to the Financial Services Sector, the Company believes its SmartMetric Biometric Datacard may be used for a variety of security applications such as employee identity, building access and security control, computer network access, driver’s licenses, passports, welfare payments, health insurance, portable electronic medical records and check cashing identity verification, etc. Additionally, the Biometric Datacard contains a powerful on-card processor and varying degrees of encrypted memory, enabling the Biometric Datacard to not only store the full image of a fingerprint but also maintain a database capable of storing information such as medical records, financial or banking records or human resource data.

As an online purchasing card, the Biometric Datacard helps protect against identity theft and related fraudulent crimes that consumers can be exposed to when making purchases over the Internet. Unlike conventional credit cards, which require a consumer to type and deliver sensitive information over the Internet in order to make a purchase, the biometric card is designed to be inserted into the USB port of a computer using a USB port adapter and any purchasing information can only be released from the card when the owner’s finger print unlocks the card. The consumer’s information then travels across the Internet encrypted, minimizing exposure to interception by hackers and identity thieves.

As an online money transfer card, the Company has developed software and systems to allow money to be transferred from one card to another over the Internet with user confirmation of transaction by both sender and receiver. Much as in the same way that digital files are transferred in a process called Peer to Peer transfer. Because fingerprint activation is required at both ends of the transaction the sending and receiving parties can be confident that only the appropriate person is receiving the funds. This allows the low cost of Internet communication to now be used for person-to-person money transfer.

SmartMetric believes that its biometric card, by way of containing information unique to the individual user, will be useless in the hands of others. Unlike a picture-based identification system, the SmartMetric biometric card has been designed to operate exclusively with the registered user. And unlike biometric security systems where the biometric information is stored on a central database, we believe that confirmation of identify with the SmartMetric system may not be intercepted during the verification process since the biometric information is embedded in the card, itself, in a memory chip protected by encryption. The fingerprint sensor built into the card has been designed to activate the card. Without a match with the encrypted fingerprint already stored on the card, the biometric smartcard will not operate.

 The SmartMetric access control and identity biometric card is a card that authorized persons will carry with them and activate to obtain access. Such activation will take place by placing a finger on a fingerprint sensor on the surface of the card. The SmartMetric biometric cards are designed to be read by both contact and contactless card acceptor devices. For contact card acceptor devices, the device must touch a chip mounted on the surface of the biometric card. This contact allows the card to transmit data to the reading device. For contactless acceptor devices, a radio frequency signal will be sent from the card to a radio frequency signal receiver in the acceptor device. In both types of card reading devices, the activation signal is sent only when there has been a positive match of the persons fingerprint by the cards fingerprint sensor. The card reader devices are standard smartcard readers available from a variety of third parties.

The memory and computational capacities of the biometric card are used to store a user's fingerprint(s). The computational capacity is used to process a digitized image from the fingerprint sensor to confirm a match (or no match) with the fingerprint template. Additional computational processes such as increased cryptography will depend on the requirements of specific customers.

FINGERPRINT ENROLEMENT ON THE SMARTMETRIC CARD

IN CARD FINGERPRINT MATCHING AND VERIFICATION

The fingerprint sensor used in the SmartMetric biometric card is known as the "Metric 2.0" fingerprint sensor. The Metric 2.0 allows for fingerprints, which are either wet or dry to be recognized or authenticated. It is also pressure sensitive. SmartMetric purchases its fingerprint sensors from various third party suppliers. SmartMetric has designed a method of integrating the fingerprint sensor on the card, which is then connected to a microprocessor, which is connected to a rechargeable power supply in the card and a memory chip for storage, retrieval and matching of the fingerprint on the card. The miniaturization of the complex electronic components to fit inside the thickness of an ISO standard credit card is what has been the biggest challenge for the company resulting in the extended amount of time necessary to complete the card and bring it to the point of being able to be mass produced.

The SmartMetric Biometric Datacard incorporates a rechargeable, lithium polymer battery. This battery is rechargeable, very thin and has been designed by SmartMetric to fit inside the SmartMetric fingerprint Credit Card sized card.  This battery is manufactured by a third party unaffiliated with SmartMetric. This battery is integrated into the card.

Other components needed for manufacture of the SmartMetric Biometric Datacard include, but are not limited to, microchips, memory chips and processor chips. The sources and availability of these materials are numerous and readily available, and should not affect the ability of SmartMetric to meet future demand.  However, SmartMetric does re-engineer a number of important components at silicon level to achieve the component size required to fit inside a Credit Card.  Both the supply of memory and processors in silicon wafers may be interrupted at anytime based on global silicon supply/demand issues and the re-engineering of Silicon by SmartMetric may also cause end component supply problems from time to time which may affect production and sale of the Cards.

The biometric card has been designed to offer the option of a built-in radio frequency transmitter for contactless long range access and  identity verification.  Another version of the card incorporates a short range RFID contactless chip that is also turned off and on using the card users fingerprint verification on the Card.

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

Much of the machinery to be used in the manufacturing processes has to be specially made and will be shipped from various locations around the world to the Company’s manufacturing facility in Buenos Aires, Argentina.  We will need approximately $1,500,000 in order to complete the production of the machinery to be used in our manufacturing processes.

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

Biometrics refers to the automatic identification of a person based on his/her physiological or behavioral characteristics. This method of identification is preferred over traditional methods involving passwords and personal identification numbers ("PINs") for various reasons: (i) the person to be identified is required to be physically present at the point of identification to be identification; (ii) identification based on biometric techniques obviates the need to remember a password or carry a token. By replacing PINs, biometric techniques can potentially prevent unauthorized access to or fraudulent use of cellular phones, Biometric cards, desktop PCs, workstations and computer networks. It can be used during transactions conducted via telephone and Internet (e-commerce and e- banking). In automobiles, biometrics could replace keys-less entry devices.

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

The SmartMetric fingerprint biometric card has been designed as a credit-card sized plastic card embedded with an integrated circuit chip and biometric fingerprint sensor. While we have completed a prototype of this card, we are in the process of completing the final mass production card. The SmartMetric card has been designed to provide not only memory capacity, but also computational capability along with secure non- refutable identification of the user. We believe that the self-containment of SmartMetric's card will make it substantially resistant to attack, as it will not need to depend upon potentially vulnerable external resources. Because of this characteristic, we expect that the SmartMetric biometric card may be used in different applications, which require strong security protection and authentication.

The physical structure of a card is specified by the International Standards Organization ("ISO"). Generally, it is made up of three elements. The plastic card is the most basic one and has the dimensions of 85.60mm x 53.98 x 0.80mm. A printed circuit and an integrated circuit chip are embedded in the card.

The SmartMetric card has been designed so that it conforms to ISO standards. The printed circuit is a part of, and not distinct from, the biometric card. The printed circuit is intended to protect the circuit chips from mechanical stress and static electricity. Communication with the chip is accomplished through contacts that overlay the printed circuit. The integrated circuit chip defines the capability of a smart chip. Typically, an integrated SmartCard circuit chip consists of a microprocessor, read only memory (ROM), non-static random access memory and electrically erasable programmable read only memory which retain its state when the power is removed. The current circuit chip is made from silicon, which is not flexible and particularly easy to break. In order to avoid breakage when the card is bent, the chip is restricted to only a few millimeters in size.  SmartCard circuit chips are all low power and low memory chips that can only do very basic functions.  It is these chips that are used in the EMV Cards used in the Banking and Credit Card industry.  They normally only have 8,000bytes of memory.   SmartMetric attaches this standard SmartMetric chip to the internal circuit board and connects it electronically to a further powerful processor chip and memory chip.   Thereby advancing many fold both the memory and processing capacity.   The processor inside the SmartMetric fingerprint scanning card is an ARM 9 or ARM 7 processor attached to up to 123 Gigabytes of memory.

It is our intent that the physical interface which allows data exchange between the integrated circuit chip and the card acceptor device is limited to 9600 bits per second. The communication line is intended to be a bi-directional serial transmission line, which conforms to ISO standards. All the data exchanges are under the control of the central processing unit in the integrated processor chip. Card commands and input data are sent to the chip that responds with status words and output data upon the receipt of these commands and data. Information is be sent in half duplex mode (transmission of data is in one direction at a time). This protocol, together with the restriction of the bit rate, is designed to prevent massive data attack on the card.  Other data protection systems are utilized inside the card.

In general, the size, the thickness and bend requirements for the biometric card were designed to protect the card from being spoiled physically.

Sales and Marketing

We plan to market and sell our product to commercial and banking interests in the private sector and governmental agencies such as the Department of Homeland Security and the Department of Defense. As noted previously,we have received interest in the product from the aforementioned.

We do not currently have a marketing or sales force or a distribution arrangement in place. We will need to expend resources to develop our own marketing and sales force or enter into third-party distribution arrangements.  However, the company is receiving enquiries from financial institutions and Government sales organizations from around the World.

Manufacturing

The Company contracts outside silicon and component fabrication plants to manufacture specific components to its specifications. Creation of the sub-micro circuit boards are outsourced, assembly of components on the board are also outsourced while the finished end card will be manufactured in the SmartMetric manufacturing facility in Buenos Aires, Argentina.  The company may also establish other card manufacturing centers at different locations as and when required.

Intellectual Property

We rely on patents, licenses, trade secrets, trademarks, copyright registrations and non-disclosure agreements to establish and protect our proprietary rights in our technologies and products.

Patents

On September 14, 2004, C. Hendrick received a United States patent, U.S. Patent No. 6,792,464 (the “’464 Patent”) with regard to the use of the biometric card. C Hendrick transferred the ‘464 Patent, to Applied Cryptography, Inc., a Nevada corporation, owned by C. Hendrick, in June 2004 (“ACI”). On December 11, 2009, the Company entered into an Assignment and Assumption Agreement (“Assignment Agreement”) with ACI pursuant to which ACI assigned all or its rights, title and interest to the ‘464 Patent to the Company in exchange for 200,000 shares of the Company’s series B preferred stock. In connection with the Assignment Agreement, on December 11, 2009, the Company and ACI entered into an option agreement pursuant to which the Company agreed to grant ACI an option to purchase the ‘464 Patent from the Company for 100,000 shares of the Company’s series B preferred stock, only in the event that Company fails to generate at least $1,000,000 in gross revenues attributable to the Patent at the conclusion of 24 months from the date of Assignment Agreement.

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

Research and Development

Our research and development program is focused on completing development of our biometric card and manufacturing facilities. We continue to refine existing technology and develop further improvements to our product. We are finalizing the product and our product design and manufacturing facilities. We expect research and development costs to trend higher in the fiscal year ending June 30, 2013, due to the product being expected to be ready for market in the last quarter of fiscal 2013. Research and development will continue as the Company will continue to innovate and develop new products.

The company has developed and is continuing to develop its own systems and application software that works with the SmartMetric Biometric Card.  This development requires the company to continue to expend time and financial resources on significant software development.   Contractors engaged by and working for SmartMetric in Buenos Aires, Argentina and Tel Aviv, Israel are undertaking this development.

Competition

SmartMetric is a company involved in portable smart card built-in-card biometric identity verification. The company knows of no other company that has created the same kind or similar biometric card with an inbuilt fingerprint scanner with an inbuilt reader for fingerprint matching and identity verification.

The biggest companies in the SmartCard industry who are also the largest suppliers of EMV Smartcard’s or what are commonly called, “chip and pin” cards are:

Gemalto

Gemalto, the result of a merger of equals between Axalto and Gemplus, aims to build a major player in digital security and to develop secure technologies for the digital world.

http://www.gemalto.com

Giesecke & Devrient

Giesecke & Devrient is one of the founders of the smart card industry. G&D is a worldwide group, providing smart cards, modules and solutions in the fields of telecommunications, electronic payments, transportation, health, ID and Internet security. G&D is also a leading provider of banknotes and securities as well as currency processing equipment.

http://www.gi-de.com

Oberthur Card Systems

Oberthur Card Systems is one of the founders of the smartcard industry and one of the world's leading providers of card-based solutions, software and applications including SIM and multi-application smart cards and services ranging from consulting to personalization.

http://www.oberthurcs.com

While these companies are the leading suppliers of the estimated more than 1.5 Billion EMV SmartCard’s issued by Banks around the World, they all issue cards that rely upon PIN user verification.  None supply cards that have inbuilt fingerprint scanners.  The SmartMetric technology replaces the PIN number as a verification method with its unique inbuilt fingerprint scanner that scans a persons fingerprint rather than have the card holder input a PIN.   This is a level of magnitude increase in EMV Card Security and is unique to SmartMetric, Inc.

Employees

As of the date of this annual report, SmartMetric has one full time employee in the United States, Ms. Chaya Coleena Hendrick.  All other functions in the company are undertaken by contractors including but not limited to engineers working under contract in Israel, Argentina and the United States.  Administrative functions are also undertaken under contract staffing offshore primarily in Argentina.

Government Regulation

There are currently no governmental regulations, which have any bearing on the raw materials or the manufacturing of our product.  In some jurisdictions Smartcard’s for security purposes are subject to Government control.

EMV Standards

SmartMetric’s biometric Smartcards conform to International EMV standards, ensuring market acceptance and growth worldwide.  EMV format cards are becoming the de facto standard for worldwide financial transactions, with more than 1.5 billion cards already in circulation.  As a more secure weapon in the multi-billion dollar war against credit card fraud, EMV Smartcards are significantly more secure than cards that rely only on magnetic stripe data, which is easily spoofed or counterfeited.  A transaction-unique digital seal or signature in the EMV card’s chip proves its authenticity, even in an offline environment, and prevents criminals from assigning fraudulent payment cards purchases to unsuspecting legitimate cardholders.  These cards can be used to secure online payment transactions and protect cardholders, merchants and issuers against fraud through a transaction-unique online cryptogram that:

•	Supports enhanced cardholder verification methods

•	Stores considerably more information than magnetic stripe cards

•	EMV Standard and EMVCo

The EMV standards are a series of specifications and testing procedures for EMV chip payment cards and card accepting devices, such as point of sale (POS) terminals and ATMs.  A primary goal of the EMV standards, and EMVCo as an organization, is to help facilitate the global interoperability and compatibility of chip-based payment cards and payment terminals.

Thanks to the EMV standards, SmartMetric and other chip card issuers have a uniform standard to help them ensure that the payment cards they give their cardholders will work in EMV compliant acceptance infrastructures anywhere in the world.  Merchants and banks can invest in chip card acceptance infrastructures knowing EMV compliant cards have been developed based on uniform standards.  Cardholders can feel more confident knowing the security advantages of EMV will help protect them against the risk of fraud anywhere EMV is implemented.  The EMV standard encompasses specifications, test procedures and compliance processes managed by EMVCo, LLC, an organization jointly owned and operated by American Express, JCB, MasterCard and Visa.

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

In their report on the annual financial statements for the years ended June 30, 2012 and 2011, our independent registered accounting firm included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the Company.

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

For the years ended June 30, 2012 and 2011, we incurred a net loss of $2,709,913 and $1,885,040, respectively.  We may not be able to achieve expected results, including any guidance or outlook it may provide from time to time. We may continue to incur losses and may be unable to achieve or maintain profitability. We cannot assure you that our net losses and negative cash flow will not accelerate and surpass our expectations nor can we assure you that we will ever generate any net income or positive cash flow.

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

We depend on the continued employment of its senior executive officers and other key management and technical contracted personnel. If any of its key personnel were to leave and not be replaced with sufficiently qualified and experienced personnel, our business could be adversely affected. In particular, our current strategy to penetrate the market for contactless logical access identification and transaction solutions is heavily dependent on the vision, leadership and experience of its Chairman and CEO, C. Hendrick.

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

Failure to properly manage the implementation of customer projects in our business may result in costs or claims against us, and our financial results could be adversely affected .

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

Our products may have defects, which could damage our reputation, decrease market acceptance of our products, cause us to lose customers and revenue and result in costly litigation or liability .

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2012 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with the assessment described above, management identified the  control deficiencies that represent material weaknesses at June 30, 2012. See "Item 9. Controls and Procedures" for more detailed discussion.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties.

UNITED STATES

Our principal office is located at 101 Convention Center Drive, Las Vegas, Nevada 89109. Our accounting offices are located at 1150 Kane Concourse, Suite 400, Bay Harbor Islands, Florida 33154.  We lease this office space on a “month-to-month” basis.

ARGENTINA

We also have offices and factory space for worldwide administration and manufacturing in Argentina in two locations.

Corrientes 222, Floor 14, Centro, Buenos Aires, Argentina. We lease this space on a “month to month” basis.

Blanco Encalada 1635, Belgrano, Buenos Aires, Argentina. We lease this space on a three year contract expiring in January 2015.   This property is used for both Manufacturing and Administration.

ISRAEL

Our primary Research and Development is undertaken in Tel Aviv Israel.  We rent office space at Ackerstein Touners, Building B, 5th floor, 11, Hamenofim Street, Itertzelia Pituach Israel, with administrative support on a “month to month” basis.

AUSTRALIA

We lease a support office at Riato South Tower, Level 27,525 Collins Street, Melbourne Australia, on a month to month basis.

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

On July 27, 2010, the Company filed a second amended complaint (the “Visa and Mastercard Complaint”) in the United States District Court, Central District of California (the “Court”), Case No. 2:10-cv-01864, against MasterCard, Inc. and Visa, Inc. alleging patent infringement on the Company’s patent, U.S. Patent 6,792,464 (the “‘464 Patent”) (the “Visa and Mastercard Case”).

On December 7, 2010, the Company filed a complaint (the “AMEX Complaint”) in the Court, Case No. CV10-9371 JHN (MANx), against American Express Company (“AMEX”) alleging patent infringement on the ‘464 Patent (the “AMEX Case”).

On June 20, 2011, the Court entered a judgment of non-infringement as to systems that use contactless cards in both the Visa and Mastercard Case and the AMEX Case based on the Court’s construction of certain of the disputed phrases of the asserted claims of the ’464 Patent (the “Judgment”).

On June 30, 2011, the Company filed a Notice of Appeal to the Judgment in the AMEX Case against what the Company believes to be erroneous definition and limitations placed on the ‘464 Patent as a result of wrongful interpretation. On July 1, 2011, the Company filed a Notice of Appeal to the Judgment in the Visa and Mastercard Case against what the Company believes to be erroneous interpretation of definitions and limitations placed on the ‘464 Patent by the Court.

 On August 29, 2011, the Company filed a complaint in the United States District Court, Central District of California, against Master Card, Inc. (“MasterCard”) and Visa, Inc. (“Visa”) alleging patent infringement on the ‘464 Patent (the “August 2011 Case”).  The Company is seeking the following relief from MasterCard and Visa:

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

Item 4.    Mine Safety Disclosures.

Not Applicable
PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded over-the-counter on the Over-the-Counter (“OTC”) Bulletin Board and “Pink Sheets” since April 7, 2006 under the symbol SMME and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years ended June 30, 2012 is listed below. The quotations are taken from the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended	Low Bid	High Bid
Quarter Ended September 30, 2010	$0.05	$0.15
Quarter Ended December 31, 2010	0.11	0.88
Quarter Ended March 31, 2011	0.22	0.53
Quarter Ended June 30, 2011	0.18	0.45
Quarter Ended September 30, 2011	0.09	0.25
Quarter Ended December 31, 2011	0.10	0.18
Quarter Ended March 31, 2012	0.14	0.45
Quarter Ended June 30, 2012	0.20	0.32

As of September 28, 2012, we had approximately 860 shareholders of record of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

The following summarizes the securities that we sold during the fiscal year ended June 30, 2012 without registering the securities under the Securities Act:

 In the three months ended September 30, 2011, the Company sold 66.894 Units (representing 3,344,721 shares and 3,344,721 warrants) during the three month period ended September 30, 2011, at a price of $10,000 per Unit, or net proceeds of $668,113.   Units consisted of 50,000 shares of common stock and 50,000 warrants exercisable for twelve months from date of issue into one share of common stock at $0.80 per share.

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

During the three months ended June 30, 2012, the Company sold 42.70 units representing 2,135,000 shares and twelve month warrants to purchase an additional 2,135,000 shares at $0.80 per share for net proceeds of $426,487.  Units were offered at $10,000 and consisted of 50,000 shares and one twelve month warrant to purchase an additional 50,000 shares at $0.80 per share.

During the three months ended June 30, 2012, the Company authorized to be issued 3,881,978 shares, ranging in value from $0.05 to $0.26 per share, for services valued at $895,827.

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

The manufacturing of the cards requires that the Company build not only a special factory that meets security conditions but also that the Company manufacture specialized mass production machines that will allow for the specialized manufacturing process required to mount sub micro thin silicon components; along with accredit card plastic manufacturing procedure that operates using low pressure and low heat so as not to harm the internal electronic components.

The Company is currently concentrating on building out its manufacturing facility that will be incorporating SmartMetric’s advanced manufacturing processes.  The manufacturing facility is now projected to be ready for production.  The company may at its discretion for logistical reasons operate its initial manufacturing of plastic fingerprint activated cards in another location other than Buenos Aires, Argentina.

Our ability to continue as a going concern prior to the generation of sales is almost exclusively dependent upon our ability to raise capital, specifically through sales of unregistered securities.  The ability to raise capital through private placement sales is very unpredictable, thus greatly influencing the Company’s ability to continue as a going concern.

The Company’s research and development is being undertaken by contractors working in Israel and Argentina.

SmartMetric does not believe its business is seasonal.

 Results of Operations

Comparison of the Year Ended June 30, 2012 and 2011

Revenue and Net Loss

For the fiscal year ended June 30, 2012, there was no revenue and a net loss of $2,709,913.  For the year ended June 30, 2011, there was no revenue and a net loss of $1,885,040.  This increased loss of $824,873 or 43.8%, resulted primarily from general and administrative costs.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2012 were $2,237,532, an increase of $845,997 or 60.8% compared to $1,391,535 for the comparable period in 2011.  This increase was primarily attributed to higher legal and professional fees, marketing, contract labor costs and rent partially offset by lower consulting costs.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2012 were $302,381, a decrease of $15,279 or 4.8% compared to $317,660 for the comparable period in 2011.  This decrease was primarily attributable to lower engineering costs.

Interest expense

Interest expense for the year ended June 30, 2012 was $0, a decrease of $5,845 from the comparable period in 2011.  This decrease was attributable to the Company having satisfied its past due payroll tax liability.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents were $889,589 at June 30, 2012 compared with $272,599 at June 30, 2011.  The increase was primarily attributable to the Company raising capital in amounts greater than its operating costs for the period in capital funding.

Net cash used in operating activities

Net cash used in operating activities was $1,342,217 for the year ended June 30, 2012, compared to $2,707,540 for the year ended June 30, 2011, a decrease of $1,365,323 or 50.4% from the comparable period in 2011.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for the year ended June 30, 2012, unchanged from June 30, 2011.

Net cash provided by financing activities

Net cash provided by financing activities was $1,959,207 for the year ended June 30, 2012, as compared to $2.980.139 for the year ended June 30, 2011.  The decrease of $1,020,932 or 34.3% was based on the Company successfully raising new capital.

The company continues to be in the development stage.  Our ability to bear the costs associated towards bringing the product to market is highly dependent upon capital funding, which is unpredictable and sporadic. We expect to begin mass production of our product in the last quarter of fiscal 2013 however this is dependent on a number of factors including the supply of specific silicon based components that may require a modest longer lead time then original planned.

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

There were no off-balance sheet arrangements as of June 30, 2012 and June 30, 2011.

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

Critical accounting policies and estimates

See note 2 in the notes to the financial statements included as part of this Annual Report on Form 10-K.

Intangible assets

SmartMetric did not purchase any intangible assets for the years ended June 30, 2012 or June 30, 2011.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these investments..  At June 30, 2012, we had approximately $889,589 in cash and cash equivalents.  A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Item 8.  Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended June 30, 2012 and 2011, together with the reports of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.    Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with section 404 of the Sarbanes-Oxley of 2002 (“section 404”).  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012.  In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2012, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Management believes that these deficiencies amount to a material weakness.  Therefore our internal controls over financial reporting were ineffective as of June 30, 2012.

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

2)
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by capable individuals.

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of June 30, 2012, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of June 30, 2012.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at June 30, 2012.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

Item 9B. Other Information.

There have been no material events that have occurred during the fiscal year ending June 30, 2012 that were not previously disclosed.

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

Name	Age	Position with the Company
C. Hendrick	56	President, Chief Executive Officer and Chairman of the Board
Jay M. Needelman, CPA	44	Chief Financial Officer, Director
Elizabeth Ryba	61	Director

C. HENDRICK has been President, Chief Executive Officer and Chairman of the Board of Directors of SmartMetric since the Company’s inception in 2002.  C. Hendrick has served as President and CEO of Smart Micro Chip, Inc., an Australian corporation from 2000 to 2002. From 1999 to 2001, C. Hendrick was President and Chief Executive Officer of Smarticom Inc. and Fast Econ, Inc., Australian corporations. From 1994 to 1998, C. Hendrick served as executive officer of Applied Computing Science (Australia), an Australian company involved in e-commerce systems, research and development. C. Hendrick attended Dandenong College in Australia.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and Chief Financial Officer.

Compliance with Section 16(a) of the Securities Act of 1934

Not Applicable.

Item 11.  Executive Compensation.

Summary Compensation Table

The table below sets forth, for the fiscal years ended June 30, 2012 and 2011, the compensation earned by each person acting as our Chief Executive Officer and our next two most highly compensated executive officers whose total annual compensation exceeded $100,000 in 2012 (together, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
C. Hendrick (President, Chief Executive	2012	$170,000	-0-	-0-	-0-	-0-	-0-	-0-	170,000

Officer, Chairman of the Board) (1)	2011	$170,000	-0-	-0-	-0-	-0-	-0-	-0-	170,000

(1)	C. Hendrick has been President, Chief Executive Officer and director of the Company since inception. C. Hendrick receives an annual salary of $170,000

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

Compensation Discussion and Analysis

We strive to provide our Named Executive Officers with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

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

The following table sets forth certain information, as of September 28, 2012, with respect to the beneficial   ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of   the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Director/Officer	Number of Shares of Common Stock (1)	Percentage of Class (1)
Directors and Executive Officers

C. Hendrick 1150 Kane Concourse, Suite 400, Bay Harbor Islands, FL	Chief Executive Officer, Chairman of the Board of Directors	49,127,778	41.3%

Jay Needelman, CPA 1150 Kane Concourse, Suite 400, Bay Harbor Islands, FL	Chief Financial Officer, Director	-0 -	-0-

Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	Director	40,000	0%

All Executive Officers and Directors as a Group (3 persons)

5% Shareholders
Applied Cryptography, Inc. (2) 9195 Collins Avenue Surfside, Fl, 33154	Not applicable	49,127,778	41.3%

(1)           In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on September 20, 2012, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) 118,974,672, the total shares of common stock outstanding on September 28, 2012, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of any preferred stock and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)            Applied Cryptography, Inc., a Nevada corporation, is owned and controlled by C. Hendrick, our Chairman and Chief Executive Officer.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

There have been no significant related party transactions meeting the requirements for disclosure for the fiscal year ended June 30, 2012.

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

Item 14.   Principal Accounting Fees and Services

 Audit Fee

The Company incurred, in the aggregate, approximately $43,000 and $48,000 for professional services rendered by its registered independent public accounting firms for the audit of the Company’s annual financial statements for the years ended June 30, 2012 and 2011, respectively, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during those fiscal years.

Audit-Related Fees

The Company incurred approximately $0 and $0 in fees from its registered independent public accounting firms for audit-related services during the years ended June 30, 2012 and 2011, respectively.

Tax Fees

The Company incurred approximately $0 and $0 in fees from its registered independent public accounting firms for tax compliance or tax consulting services during the years ended June 30, 2012 and 2011, respectively.

All Other Fees

The Company incurred $0 and $0 for fees from its registered independent public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees", “Audit-Related Fees” and “Tax Fees” for the fiscal years ended June 30, 2012 and 2011, respectively.

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

14.1	Code of Ethics (incorporated by reference to Exhibit 16.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

31.1	Certification of SmartMetric’s Chief Executive Office pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934*

31.2	Certification of SmartMetric’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934*

32.1
Certification of SmartMetric’s Chief Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350)*

32.2
Certification of SmartMetric’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350)*

EX-101.INS	XBRL INSTANCE DOCUMENT**
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT**
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE**
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

*           Filed herewith
**         Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-K within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Date: September 28, 2012	By:	/s/ C Hendrick
C. Hendrick
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C Hendrick	Chief Executive Officer and Director (principal executive officer)	September 28, 2012
C. Hendrick
/s/ Jay Needelman	Chief Financial Officer (principal financial and accounting officer) and Director	September 28, 2012
Jay Needelman
/s/ Elizabeth Ryba	Director	September 28, 2012
Elizabeth Ryba

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012 AND 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Smartmetric, Inc. and Subsidiary
Bay Harbor Island, Florida

We have audited the accompanying consolidated balance sheets of Smartmetric, Inc. and Subsidiary (a development stage company) (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2012.  The consolidated financial statements for the period from December 18, 2002 (inception) to June 30, 2009 were audited by other auditors whose reports included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements for the period from December 18, 2002 (inception) to June 30, 2009 include total revenues and net loss of $0 and $5,069,772, respectively.  Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the period from December 18, 2002 (inception) to June 30, 2009, insofar as it relates to amounts for prior periods through June 30, 2009, is based solely on the report of the other auditors.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smartmetric, Inc. and Subsidiary as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Daszkal Bolton LLP
Boca Raton, Florida
September 28, 2012

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,
	2012	2011

Assets
Current assets:
Cash	$889,589	$272,599
Prepaid expenses and other current assets	749,162	948,750

Total current assets	1,638,751	1,221,349

Other assets:
Patent costs, less accumulated amortization
of $11,625 and $10,125, respectively	3,375	4,875

Total assets	$1,642,126	$1,226,224

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$132,925	$80,882
Liability for stock to be issued	924,392	1,162,663
Deferred Officer salary	67,026	65,294
Shareholder loan	1,422	12,422
Payroll taxes and related fees	16,551	179,964

Total current liabilities	1,142,316	1,501,225

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.001 par value; 5,000,000 shares
authorized, 200,000 shares issued and outstanding	200	200
Common stock, $.001 par value; 100,000,000 shares
authorized, 118,974,672 and 101,702,335
shares issued and outstanding , respectively	118,975	101,702
Additional paid-in capital	11,657,012	8,189,561
Deficit accumulated during the development stage	(11,276,377)	(8,566,464)

Total Stockholders' equity (deficit)	499,810	(275,001)

Total liabilities and stockholders' equity (deficit)	$1,642,126	$1,226,224

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

			During the
			Development
	Years		Stage
	Ended		December
	June 30,		18, 2002 to
			June 30,
	2012	2011	2012

Revenues	$-	$-	$-

Expenses:
Officer's salary	170,000	170,000	1,275,000
Other general and administrative	2,237,532	1,391,535	8,418,563
Research and development	302,381	317,660	1,520,988

Total operating expenses	2,709,913	1,879,195	11,214,551

Loss from operations	(2,709,913)	(1,879,195)	(11,214,551)

Interest income	-	-	657
Interest expense	-	(5,845)	(62,483)

Loss before income taxes	(2,709,913)	(1,885,040)	(11,276,377)

Income taxes	-	-	-

Net loss	$(2,709,913)	$(1,885,040)	$(11,276,377)

Net loss per share, basic and diluted	$(0.03)	$(0.02)

Weighted average number of common
shares outstanding, basic and diluted	106,240,891	95,285,612

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

			During the
			Development
			Stage
	YEARS ENDED		(December
			18, 2002) to
	JUNE 30,		June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2012	2011	2012
Net loss	$(2,709,913)	$(1,885,040)	$(11,276,377)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	-	15,984
Amortization	1,500	1,500	11,625
Common stock and warrants issued and issuable for services	1,276,246	473,850	3,087,599
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	199,588	(944,681)	(749,162)
Increase (decrease) in accounts payable and accrued expenses	52,043	(79,732)	132,925
Increase (decrease) in deferred officer's salary	1,732	(17,130)	67,026
Increase (decrease) in payroll taxes and related fees	(163,413)	(256,307)	16,551

Net cash used in operating activities	(1,342,217)	(2,707,540)	(8,691,429)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)
Net cash (used in) investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	60,000
(Decrease) in cash overdraft	-	(15,141)	-
Loans from related parties	-	-	74,343
Repayments of loans from related parties	(11,000)	(7,494)	(72,921)
Proceeds from sale of common stock	2,208,478	1,994,115	8,626,188
Liability for stock to be issued	(238,271)	1,008,659	924,392

Net cash provided by financing activities	1,959,207	2,980,139	9,612,002

NET INCREASE IN
CASH	616,990	272,599	889,589

CASH
BEGINNING OF PERIOD	272,599	-	-

END OF PERIOD	$889,589	$272,599	$889,589

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$5,845	$62,483

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable and accrued interest to common stock	$-	$-	$62,400
Issuance of preferred stock and reduction of additional paid in capital for patent	$-	$-	$200

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Changes In Stockholders' Equity (Deficit)
For The Years Ended June 30, 2012 and 2011 with Cumulative Totals Since December 18, 2002 (Inception)

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

Conversion of
loan payable
and accrued
interest to
common shares	-	-	-	-	40,000	40	62,360	-	62,400

Conversion of
Class A common
shares to
common shares	-	-	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,225,045)	(1,225,045)

Balance June 30,
2006	-	-	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Shares issued of
common stock
for cash	-	-	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued of
common stock
for services
rendered	-	-	-	-	191,505	192	(192)	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,050,189)	(1,050,189)

Balance June 30,
2007	-	-	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Shares issued of
common stock
for cash	-	-	-	-	6,629,634	6,629	1,293,595	-	1,300,224

Shares issued of
common stock
for services
rendered	-	-	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for the
year	-	-	-	-	-	-	-	(1,397,056)	(1,397,056)

Balance June 30,
2008	-	-	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of
shares from
temporary equity
to common stock	-	-	-	-	160,837	161	241,095	-	241,256

Shares issued of
common stock
for cash	-	-	-	-	4,412,596	4,413	438,931	-	443,344

Shares issued of
common stock
for services
rendered	-	-	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for the
year	-	-	-	-	-	-	-	(1,103,089)	(1,103,089)

Balance June 30,
2009	-	-	-	-	75,546,222	75,546	4,569,388	(5,069,772)	(424,838)

Shares issued
for patent	200,000	200	-	-	-	-	(200)	-	-

Net cash (used in) investing activities
common stock
for cash	-	-	-	-	8,808,000	8,808	431,592		440,400

Shares issued of
common stock
for services
rendered	-	-	-	-	4,858,333	4,858	395,556	-	400,414

Warrants issued
for services							337,750		337,750

Net loss for the
year	-	-	-	-	-	-	-	(1,611,652)	(1,611,652)

Balance June 30,
2010	200,000	200	-	-	89,212,555	89,212	5,734,086	(6,681,424)	(857,926)

Shares issued of
common stock and
warrants for cash	-	-	-	-	10,264,030	10,264	1,851,014	-	1,861,278

Shares issued of
common stock
for services
rendered	-	-	-	-	2,225,750	2,226	604,461	-	606,687

Net loss for the
year	-	-	-	-	-	-	-	(1,885,040)	(1,885,040)

Balance June
30, 2011	200,000	200	-	-	101,702,335	101,702	8,189,561	(8,566,464)	(275,001)

Shares issued of
common stock and
warrants for cash	-	-	-	-	13,149,250	13,149	2,240,635	-	2,253,784

Shares issued of
common stock and
warrants for services
rendered	-	-	-	-	4,123,087	4,124	1,226,816	-	1,230,940

Net loss for the
period	-	-	-	-	-	-	-	(2,709,913)	(2,709,913)

Balance June
30, 2012	200,000	$200	-	$-	118,974,672	$118,975	$11,657,012	$(11,276,377)	$499,810

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $2,709,913 and $1,885,040 for the years ended June 30, 2012 and 2011 respectively, and has incurred a cumulative loss of $11,276,377 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage. The Company has devoted substantially all of its efforts to the development of its technology.  Additionally, the Company has allocated a substantial portion of its time and investment in bringing its services to the market, and the raising of capital.

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to income taxes and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

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

GAAP provides for a framework of valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. GAAP classifies these inputs into the following hierarchy:

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of June 30, 2012 no accrual for uncertain income tax positions is necessary.

Advertising Costs

The Company will expense the cost associated with advertising as incurred.

Equipment

Equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated economic useful lives of the assets ranging from 3 - 5 years.

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

Stock-Based Compensation

The Company measures expense for issuances of stock-based compensation to employees and others at fair value of the stock and warrants issued, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Reclassifications

Certain amounts in the 2011 financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.  These reclassifications had no effect on previously reported results.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -       PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements and expire through May 2013, as well as advance rental payments.  These consulting agreements were entered into for the issuance of common stock and warrants and were valued based on the stock price or computed warrant value at the time of the respective agreement.

NOTE 4 -       PATENT COSTS

Patent costs as of June 30, 2012 and June 30, 2011 are summarized as follows:

	Estimated Useful Lives ( Years)	June 30, 2012	June 30, 2011

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(11,625)	(10,125)
Patent costs, net		$3,375	$4,875

Amortization expense was $1,500 for each of the years ended June 30, 2012 and 2011.

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

Lease Agreement

The Company leases office space in Bay Harbor Islands, Florida under a month to month agreement. In February 2012, the company entered into a facilities lease in Buenos Aires, Argentina for its manufacturing activities.  The lease term is from March 1, 2012 through January 31, 2015.   Rent expense under all leases for the years ended June 30, 2012 and 2011 was $46,918 and $15,600 respectively.  Total minimum future rental payments under all leases with terms in excess of one year are as follows:

Year ending June 30,	Amount

2013	$77,077
2014	80,931
2015	48,558
Total	$206,566

Related Party Transactions

The Company’s president has made cash advances to the Company with an aggregate amount due of $1,422 and $12,422 as of June 30, 2012 and June 30, 2011, respectively.  These advances bear interest at 5.00% per annum.

At June 30, 2012 and 2011, the Company has accrued the amounts of $67,026 and $65,294, respectively, as deferred Officer salary for the difference between the president’s annual salary and the amounts paid.

Payroll Taxes

The Company had accrued $16,551 and $179,964 as of June 30, 2012 and 2011, respectively, for payroll tax liabilities, inclusive of principal, interest and penalties.  This liability resulted from the Company’s inability to pay the federal withholding tax, social security withholding tax and related Company portion and the Medicare withholding tax and related Company portion.  All past due payroll taxes, interest and penalties were satisfied during the year ended June 30, 2012.

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

In consideration for the assignment of the Patent, the Company issued 200,000 shares of Series B Convertible Preferred Stock to ACI. ACI may only convert these shares into common shares (in accordance with the conversion terms noted herein) upon delivering to the Company, a third party valuation of the assigned Patent conducted by a nationally qualified accounting firm or IP law firm mutually agreed upon between the Company and ACI, indicating that such Patent is valued at a minimum of $1,000,000.

In connection with the Assignment and Assumption Agreement, the Company and ACI entered into an option agreement pursuant to which the Company agreed to grant ACI an option to repurchase the assigned Patent from the Company for 100,000 shares of Series B Convertible Preferred Stock, only in the event that the Company fails to generate at least $1,000,000 in gross revenues attributable to the Patent at the conclusion of 24 months from the date of the Assignment and Assumption Agreement, December 11, 2011.

As of December 11, 2011, the Company has not generated the minimum revenue amount under the Assignment and Assumption Agreement.  As a result, ACI has the right to exercise its option to repurchase the Patent from the Company.  If ACI exercises its option to repurchase the Patent, the Company may be unable to continue to develop and manufacture the SmartMetric Biometric Datacard without first entering into an arrangement with ACI for the right to use the Patent, the terms of which may be unfavorable to the Company.  As of June 30, 2012, ACI has given no intention that it intends to exercise its option to purchase the patent.

In accordance with Staff Accounting Bulletin (“SAB”) topic 5G “Transfers of Non-monetary Assets by Promoters and Shareholders” the Company recorded the transaction at ACI’s carrying basis of the Patent.

Class A Common Stock

As of March 31, 2012, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. The Company in October 2003 issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock during fiscal year 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares, par value $0.001. In 2006, the Company amended their articles of incorporation to increase the 45,000,000 shares to 100,000,000 shares. In 2009, the Company further increased the authorized shares to 200,000,000.

As of June 30, 2012, the Company has 118,974,672 shares of common stock issued and outstanding.

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

During the three months ended June 30, 2012, the Company sold 42.70 units representing 2,135,000 shares and twelve month warrants to purchase an additional 2,135,000 shares at $0.80 per share for net proceeds of $426,487.  Units were offered at $10,000 and consisted of 50,000 shares and one twelve month warrant to purchase an additional 50,000 shares at $0.80 per share.

During the three months ended June 30, 2012, the Company authorized to be issued 3,881,978 shares, ranging in value from $0.05 to $0.26 per share, for services valued at $895,827.

Warrants

The Company granted from time to time warrants with terms of one-year and of six months in connection with private placements at various prices as noted herein.

In October 2009, the Company executed a warrant agreement with an investor relations company for 5,000,000 warrants to be issued in two tranches. The first tranche of 2,500,000 warrants (the “October warrants”) has been issued in October 2009, and the second tranche of 2,500,000 warrants has been issued on March 31, 2010 (the “March warrants”). The October warrants expire October 25, 2012, and have strike prices as follows: 1,000,000 at $0.10 per share; 1,000,000 at $0.15 per share; and 500,000 at $0.20 per share. The March warrants expire March 29, 2013, and have strike prices as follows: 500,000 at $0.20 per share; 1,000,000 at $0.25 per share; and 1,000,000 at $0.30 per share.

In June 2011, the Company issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.50 per share, as partial consideration for a consulting agreement.  These warrants expired unexercised on June 3, 2012.

In May 2012, the Company issued warrants to purchase 250,000 shares of its common stock at an exercise price of $0.50 per share, as partial consideration for a consulting agreement for public relations services.  The warrants expire on May 8, 2014.

As of June 30, 2012 and 2011, the following is a breakdown of the activity:

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

June 30, 2012:

Outstanding - beginning of period	8,279,028
Issued	13,802,820
Exercised	-
Expired	(3,279,028)

Outstanding - end of period	18,802,820

June 30, 2011:

Outstanding - beginning of period	7,239,750
Issued	3,279,028
Exercised	-
Expired	(2,239,750)

Outstanding - end of period	8,279,028

At June 30, 2012, all of the 18,802,820 warrants are vested and all but 250,000 of the warrants expire at various times through June 30, 2013.   The Company valued the June 2011 warrants using the Black-Scholes method with the following criteria: stock price $0.28; strike price $0.50; volatility 178.82% and interest rate 0.18%.  The criteria yielded an option value of $0.15 resulting in a value of $146,658 for the 1,000,000 warrants.   The Company valued the May 2012 warrants using the Black-Scholes method with the following criteria:   stock price $0.26; strike price $0.50; volatility 148% and interest rate 0.27%.  The criteria yielded an option value of $0.16 resulting in a value of $39,266 for the 250,000 warrants.  The expense has been included in other general and administrative expenses in the consolidated statement of operations.

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

At June 30, 2012 and 2011, deferred tax assets consist of the following:

	2012	2011
Net operating loss carryforward	$3,610,256	$2,747,456
Warrant issuances	171,374	164,699
Other	23,775	-
Valuation allowance	(3,805,405)	(2,912,155)
	$-	$-

A reconciliation of the activity related to the liability for gross unrecognized tax benefits during fiscal 2012 and 2011 is as follows:

	Year ended June 30,
	2012	2011
Balance as of beginning of fiscal year	$114,835	$-
Increases related to prior year positions	50,034	114,835
Balance as of June 30,	$164,869	$114,835

The increase related to prior year positions recorded in 2012 and 2011 was primarily related to expenses for warrants issued by the Company for services and represents a timing difference only.

At June 30, 2012, the Company had a net operating loss carryforwards in the amount of $10,618,400 available to offset future taxable income through 2031, which will begin to expire in 2022. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended June 30, 2012 and 2011 is summarized as follows:

	2012	2011
Tax on income before income tax	34.00%	34.00%
Effect of nontemporary differences	(1.04%)	(0.02%)
Effect of NOL true-up adjustment	0.00%	(12.87%)
Change in valuation allowance	(32.96%)	(21.11%)
	0.00%	0.00%

The total amount of unrecognized tax benefits can change due to tax examination activities, lapse of applicable statutes of limitations and the recognition and measurement criteria under the guidance related to accounting for uncertainty in income taxes.  The Company does not believe any significant increases or decreases will occur within the next twelve months.

The Company files income tax returns in the United States ("U.S.") federal jurisdiction.  Generally, the Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years prior to 2009.  The Company does not file in any other jurisdiction and remains open for audit for all tax years as the statute of limitations does not begin until the returns are filed.

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

On June 20, 2011, the Court entered a judgment of non-infringement in both the Visa and Mastercard Case and the AMEX Case based on the Court’s construction of certain of the disputed phrases of the asserted claims of the ’464 Patent (the “Judgment”).

On June 30, 2011, the Company filed a Notice of Appeal to the Judgment in the AMEX Case against what the Company believes to be erroneous definition and limitations placed on the ’464 patent as a result of wrongful interpretation. On July 1, 2011, the Company filed a Notice of Appeal to the Judgment in the Visa and Mastercard Case against what the Company believes to be erroneous interpretation of definitions and limitations placed on the ’464 Patent by the Court.

On August 29, 2011, the Company filed a complaint in the United States District Court, Central District of California, against Master Card, Inc. (“MasterCard”) and Visa, Inc. (“Visa”) alleging patent infringement on the ’464 Patent.  The Company is seeking the following relief from MasterCard and Visa:

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

On April 11, 2012, the United States Court of Appeals for the Federal Circuit (the "Appeals Court") affirmed the Judgment of the Court in the Visa and Mastercard case and the AMEX case. While the Appeals Court affirmed the Judgment, it stated that the Court erroneously limited the definition of network service providers even though its construction of "insertion of said data card into said data card reader"  was correct. Moreover, the Court stated that it saw no reason why a data card that communicates with a card reader using an embedded antenna cannot also be inserted into a data card reader to immediately trigger an application program.

The Company intends to continue to vigorously pursue its infringement claim in the Visa and MasterCard case.