Form 10-K/A
period 2012-06-30
SmartMetric, Inc.
filed 2012-10-22
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __ to_______________________________

Commission File Number: 333-118801

SMARTMETRIC, INC
(Exact name of registrant as specified in its charter)

Nevada	05-0543557
(State or other jurisdiction of	(I.R.S. Employer identification No.)
incorporation or organization)

101 Convention Center Drive, Las Vegas, NV	89109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(305) 495-7190

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

EXPLANATORY NOTE

 We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended June 30, 2012 (the “Form 10-K”), originally filed on September 28, 2012 with the Securities and Exchange Commission, solely for the purposes of  (i) correcting the date on which we anticipate to commence mass production of our biometric datacard as described on pages 1 and 17 and (ii) to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K except as described above.

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

FORWARD LOOKING STATEMENTS

In this annual report, references to “SmartMetric, Inc.,” “Smartmetric,” “SMME,” “the Company,” “we,” “us,” and “our” refer to SmartMetric, Inc.

This Annual Report on Form 10-K/A contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K/A. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K/A reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K/A, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

The SmartMetric Biometric Datacard

SmartMetric has designed a biometric card. SmartMetric has completed development of its card along with pre mass manufacturing cards but has not yet begun to mass manufacture the biometric fingerprint activated cards. The manufacturing of the cards requires that the Company build not only a special factory, but also that the Company manufacture specialized mass production machines that will allow for the specialized manufacturing process required to mount sub micro thin silicon components; along with a credit card plastic manufacturing procedure that operates using low pressure and low heat so as not to harm the internal electronic components. We expect that mass production will commence in the first quarter of 2013, contingent upon and assuming that capital funding remains steady. The product, due to exposure in specialty trade publications and numerous press releases, is receiving much interest in the private sector. Also, the product has received interest from the governmental sector, including, but not limited to the Department of Defense.

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

Item 1A. Risk Factors.

You should carefully consider the following risk factors and the other information included in this annual report on Form 10-K/A, as well as the information included in other reports and filings made with the SEC, before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

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

ISRAEL

Our primary Research and Development is undertaken in Tel Aviv Israel.  We rent office space at Ackerstein Touners, Building B, 5 th floor, 11, Hamenofim Street, Itertzelia Pituach Israel, with administrative support on a “month to month” basis.

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

On July 27, 2010, the Company filed a second amended complaint (the “Visa and Mastercard Complaint”) in the United States District Court, Central District of California (the “Court”), Case No. 2:10-cv-01864, against MasterCard, Inc. and Visa, Inc. alleging patent infringement on the Company’s patent, U.S. Patent 6,792,464 (the “ ‘ 464 Patent”) (the “Visa and Mastercard Case”).

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

Item 6.    Selected Financial Data.

   Not Applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our consolidated financial statements included in this Annual Report on Form 10-K/A and the notes thereto, as well as the other sections of this Annual Report on Form 10-K/A, including “Risk Factors” and “Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report. Our actual results may materially differ.

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

The company continues to be in the development stage.  Our ability to bear the costs associated towards bringing the product to market is highly dependent upon capital funding, which is unpredictable and sporadic.  We expect to begin mass production of our product in the first quarter of 2013 however this is dependent on a number of factors including the supply of specific silicon based components that may require a modest longer lead time then original planned.

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

Critical accounting policies and estimates

See note 2 in the notes to the financial statements included as part of this Annual Report on Form 10-K/A.

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

This Annual Report on Form 10-K/A does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K/A.

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

Item 15.  Exhibits, Financial Statements Schedules

3.1	Articles of Incorporation of SmartMetric, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

3.2	Amendment to the Articles of Incorporation of Smartmetric Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

3.3	Certificate of Designation for the Company’s Series B Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

3.4	By-laws of SmartMetric, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

4.1	Specimen Certificate of Common Stock. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

10.1	License Agreement between SmartMetric and Applied Cryptography, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 23, 2005)

10.2	Employment Agreement, dated December 9, 2009 by and between Colin Hendrick and Smartmetric, Inc (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

10.3	Agreement between SmartMetric and ISI (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 23, 2005)

10.4	Assignment and Assumption Agreement, dated December 11, 2009 by and between Smartmetric, Inc. and Applied Cryptology Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

10.5	Option Agreement, dated December 11, 2009 ((incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

14.1	Code of Ethics (incorporated by reference to Exhibit 16.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

31.1	Certification of SmartMetric’s Chief Executive Office pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of SmartMetric’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934 *

32.1	Certification of SmartMetric’s Chief Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350) *

32.2	Certification of SmartMetric’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350) *

EX-101.INS	XBRL INSTANCE DOCUMENT**
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT**
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE**
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

*           Filed herewith

**          The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Date: October 22, 2012	By:	/s/ C Hendrick
C. Hendrick
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C Hendrick	Chief Executive Officer and Director (principal executive officer)	October 22, 2012
C. Hendrick
/s/ Jay Needelman	Chief Financial Officer (principal financial and accounting officer) and Director	October 22, 2012
Jay Needelman

/s/ Elizabeth Ryba	Director	October 22, 2012
Elizabeth Ryba

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2012 AND 2011	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2012 AND 2011 WITH CUMULATIVE TOTALS SINCE DECEMBER 18, 2002 (INCEPTION)	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2012 AND 2011 WITH CUMULATIVE TOTALS SINCE DECEMBER 18, 2002 (INCEPTION)	F-5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD DECEMBER 18, 2002 (INCEPTION) TO JUNE 30, 2012	F-6 – F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 AND 2011	F-9 to F-17

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

September 28 , 2012

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

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

			During the
			Development
			Stage
	Years		December
	Ended		18, 2002 to
	June 30,		June 30,
	2012	2011	2012

Revenues	$-	$-	$-

Expenses:
Officer's salary	170,000	170,000	1,275,000
Other general and administrative	2,237,532	1,391,535	8,418,563
Research and development	302,381	317,660	1,520,988

Total operating expenses	2,709,913	1,879,195	11,214,551

Loss from operations	(2,709,913)	(1,879,195)	(11,214,551)

Interest income	-	-	657
Interest expense	-	(5,845)	(62,483)

Loss before income taxes	(2,709,913)	(1,885,040)	(11,276,377)

Income taxes	-	-	-

Net loss	$(2,709,913)	$(1,885,040)	$(11,276,377)

Net loss per share, basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	106,240,891	95,285,612

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows

			During the
			Development
			Stage
			(December
	YEARS ENDED		18, 2002) to
	JUNE 30,		June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,709,913)	$(1,885,040)	$(11,276,377)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	15,984
Amortization	1,500	1,500	11,625
Common stock and warrants issued and issuable for services	1,276,246	473,850	3,087,599
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	199,588	(944,681)	(749,162)
Increase (decrease) in accounts payable and accrued expenses	52,043	(79,732)	132,925
Increase (decrease) in deferred officer's salary	1,732	(17,130)	67,026
Increase (decrease) in payroll taxes and related fees	(163,413)	(256,307)	16,551

Net cash used in operating activities	(1,342,217)	(2,707,540)	(8,691,429)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)
Net cash (used in) investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	60,000
(Decrease) in cash overdraft	-	(15,141)	-
Loans from related parties	-	-	74,343
Repayments of loans from related parties	(11,000)	(7,494)	(72,921)
Proceeds from sale of common stock	2,208,478	1,994,115	8,626,188
Liability for stock to be issued	(238,271)	1,008,659	924,392

Net cash provided by financing activities	1,959,207	2,980,139	9,612,002

NET INCREASE IN CASH	616,990	272,599	889,589

CASH BEGINNING OF PERIOD	272,599	-	-

END OF PERIOD	$889,589	$272,599	$889,589

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$5,845	$62,483

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable and accrued interest to common stock	$-	$-	$62,400
Issuance of preferred stock and reduction of additional paid in capital for patent	$-	$-	$200

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

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage . The Company has devoted substantially all of its efforts to the development of its technology.  Additionally, the Company has allocated a substantial portion of its time and investment in bringing its services to the market, and the raising of capital.

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

NOTE 4 -       PATENT COSTS

Patent costs as of June 30, 2012 and June 30, 2011 are summarized as follows:

	Estimated
	Useful Lives	June 30,	June 30,
	( Years)	2012	2011

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(11,625)	(10,125)
Patent costs, net		$3,375	$4,875

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

	2012	2011
Tax on income before income tax	34.00%	34.00%
Effect of nontemporary differences	(1.04)%	(0.02)%
Effect of NOL true-up adjustment	0.00%	(12.87)%
Change in valuation allowance	(32.96)%	(21.11)%
	0.00%	0.00%

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

