Form 10-Q
period 2012-09-30
SmartMetric, Inc.
filed 2012-11-19
CIK 1301991

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

As of November 8, 2012, there were 127,192,564 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed consolidated balance sheets as of September 30, 2012 (unaudited) and June 30, 2012	F-1
	Condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011 (unaudited) and for the period from December 18, 2002 (inception) through September 30, 2012 (unaudited)	F-2
	Condensed consolidated statements of cash flows for the three months ended September 30, 2012 and 2011 (unaudited) and for the period from December 18, 2002 (inception) through September 30, 2012 (unaudited)	F-3
	Condensed consolidated statements of changes in stockholders’ equity (deficit) for the period December 18, 2002 (inception) through September 30, 2012 (unaudited)	F-4
	Notes to condensed consolidated financial statements (unaudited)	F-7 - F-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	5
Item 4.	Controls and Procedures	6

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	7
Item 1A.	Risk Factors	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Mine Safety Disclosures	8
Item 5.	Other Information	8
Item 6.	Exhibits	8
	Signatures	9

2

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	September
	30, 2012	June 30,
	(unaudited)	2012

Assets
Current assets:
Cash	$610,498	$889,589
Prepaid expenses and other current assets	886,195	749,162

Total current assets	1,496,693	1,638,751

Other assets:
Patent costs, less accumulated amortization of $12,000 and $11,625, respectively	3,000	3,375

Total assets	$1,499,693	$1,642,126

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$157,144	$132,925
Liability for stock to be issued	987,887	924,392
Deferred Officer salary	67,026	67,026
Shareholder loan	1,422	1,422
Payroll taxes and related fees	-	16,551

Total current liabilities	1,213,479	1,142,316

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock, $.001 par value; 200,000,000 shares authorized, 122,311,776 and 118,974,672 shares issued and outstanding , respectively	122,312	118,975
Additional paid-in capital	12,389,835	11,657,012
Deficit accumulated during the development stage	(12,226,133)	(11,276,377)

Total Stockholders' equity	286,214	499,810

Total liabilities and stockholders' equity	$1,499,693	$1,642,126

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

			During the
	Three	Three	Development
	Months	Months	Stage
	Ended	Ended	December
	September	September	18, 2002 to
	30,	30,	September 30,
	2012	2011	2012

Revenues	$-	$-	$-

Expenses:
Officer's salary	42,500	42,500	1,317,500
Other general and administrative	821,440	743,693	9,240,003
Research and development	85,816	96,964	1,606,804

Total operating expenses	949,756	883,157	12,164,307

Loss from operations	(949,756)	(883,157)	(12,164,307)

Interest income	-	-	657
Interest expense	-	-	(62,483)

Loss before income taxes	(949,756)	(883,157)	(12,226,133)

Income taxes	-	-	-

Net loss	$(949,756)	$(883,157)	$(12,226,133)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	119,310,542	105,754,598

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			During the
	Three	Three	Development
	Months	Months	Stage
	Ended	Ended	(December
	September	September	18, 2002) to
	30,	30,	September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(949,756)	$(883,157)	$(12,226,133)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	15,984
Amortization	375	375	12,000
Common stock and warrants issued and issuable for services	564,402	-	3,652,003
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	(137,033)	393,629	(886,195)
Increase in accounts payable and accrued expenses	24,219	69,175	157,142
Increase in deferred officer's salary	-	-	67,026
(Decrease) in payroll taxes and related fees	(16,551)	(6,384)	-

Net cash used in operating activities	(514,344)	(426,362)	(9,205,773)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)
Net cash (used in) investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	60,000
Loans from related parties	-	-	74,343
Repayments of loans from related parties	-	(8,000)	(72,921)
Proceeds from sale of common stock	171,758	668,113	8,797,946
Liability for stock to be issued	63,495	-	987,887

Net cash provided by financing activities	235,253	660,113	9,847,255

NET (DECREASE) INCREASE IN CASH	(279,091)	233,751	610,498

CASH
BEGINNING OF PERIOD	889,589	272,599	-

END OF PERIOD	$610,498	$506,350	$610,498

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$62,483

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable and accrued interest to common stock	$-	$-	$62,400
Issuance of preferred stock and reduction of additional paid in capital for patent	$-	$-	$200

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statement of Changes In Stockholders' Equity (Deficit)

For The Period Ended September 30, 2012 with Cumulative Totals Since December 18, 2002 (Inception)

(unaudited)

								Deficit
								Accumulated
			Class A		Common		Additional	During
	Preferred Stock		Common Stock		Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, December 18, 2002	-	$-	-	-	-	$-	$-	$-	$-

Net loss for the period December 18, 2002 (inception) through June 30, 2003	-	-	-	-	-	-	-	(60)	(60)

Balance June 30, 2003	-	-	-	-	-	-	-	(60)	(60)

Shares issued of Class A Common stock	-	-	50,000,000	50,000	-	-	-	-	50,000

Shares issued of common stock for cash	-	-	-	-	8,560,257	8,560	77,042	-	85,602

Net loss for the year	-	-	-	-	-	-	-	(35,978)	(35,978)

Balance, June 30, 2004	-	-	50,000,000	50,000	8,560,257	8,560	77,042	(36,038)	99,564

Costs associated with sale of common stock subject to possible rescission	-	-	-	-	-	-	(95,877)	-	(95,877)
Total Stockholders' deficit
Net loss for the year	-	-	-	-	-	-	-	(258,355)	(258,355)

Balance June 30, 2005	-	-	50,000,000	50,000	8,560,257	8,560	(18,835)	(294,393)	(254,668)

Shares issued of common stock for cash, net of offering costs of $138,509	-	-	-	-	936,112	936	1,197,361	-	1,198,297

Shares issued of common stock for services rendered	-	-	-	-	20,000	20	19,980	-	20,000

Conversion of loan payable and accrued interest to common shares	-	-	-	-	40,000	40	62,360	-	62,400

Conversion of Class A common shares to common shares	-	-	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,225,045)	(1,225,045)

Balance June 30, 2006	-	-	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

								Deficit
								Accumulated
			Class A		Common		Additional	During
	Preferred Stock		Common Stock		Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Shares issued of common stock for cash	-	-	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued of common stock for services rendered	-	-	-	-	191,505	192	(192)	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,050,189)	(1,050,189)

Balance June 30, 2007	-	-	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Shares issued of common stock for cash	-	-	-	-	6,629,634	6,629	1,293,595	-	1,300,224

Shares issued of common stock for services rendered	-	-	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for the year	-	-	-	-	-	-	-	(1,397,056)	(1,397,056)

Balance June 30, 2008	-	-	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of shares from temporary equity to common stock	-	-	-	-	160,837	161	241,095	-	241,256

Shares issued of common stock for cash	-	-	-	-	4,412,596	4,413	438,931	-	443,344

Shares issued of common stock for services rendered	-	-	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for the year	-	-	-	-	-	-	-	(1,103,089)	(1,103,089)

Balance June 30, 2009	-	-	-	-	75,546,222	75,546	4,569,388	(5,069,772)	(424,838)

Shares issued for patent	200,000	200	-	-	-	-	(200)	-	-

Net cash (used in) investing activities common stock for cash	-	-	-	-	8,808,000	8,808	431,592		440,400

Shares issued of common stock for services rendered	-	-	-	-	4,858,333	4,858	395,556	-	400,414

Warrants issued for services							337,750		337,750

Net loss for the year	-	-	-	-	-	-	-	(1,611,652)	(1,611,652)

Balance June 30, 2010	200,000	200	-	-	89,212,555	89,212	5,734,086	(6,681,424)	(857,926)

								Deficit
								Accumulated
			Class A		Common		Additional	During
	Preferred Stock		Common Stock		Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Shares issued of common stock and warrants for cash	-	-	-	-	10,264,030	10,264	1,851,014	-	1,861,278

Shares issued of common stock for services rendered	-	-	-	-	2,225,750	2,226	604,461	-	606,687

Net loss for the year	-	-	-	-	-	-	-	(1,885,040)	(1,885,040)

Balance June 30, 2011	200,000	200	-	-	101,702,335	101,702	8,189,561	(8,566,464)	(275,001)

Shares issued of common stock and warrants for cash -	-	-	-	13,149,250	13,149	2,240,635	-	-	2,253,784

Shares issued of common stock and warrants for services rendered	-	-	-	-	4,123,087	4,124	1,226,816	-	1,230,940

Net loss for the period	-	-	-	-	-	-	-	(2,709,913)	(2,709,913)

Balance June 30, 2012	200,000	$200	-	$-	118,974,672	$118,975	$11,657,012	$(11,276,377)	$499,810

Shares issued of common stock and warrants for services rendered	-	-	-	-	3,037,104	3,037	673,123	-	676,160

Shares issued of common stock and warrants for cash -	-	-	-	300,000	300	59,700	-	60,000	-

Net loss for the period	-	-	-	-	-	-	-	(949,756)	(949,756)

Balance September 30, 2012	200,000	$200	-	$-	122,311,776	$122,312	$12,389,835	$(12,226,133)	$286,214

See notes to condensed consolidated financial statements.

  PART I — FINANCIAL INFORMATION

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, as filed with the Securities and Exchange Commission.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $949,756 and $883,157 for the three months ended September 30, 2012 and 2011 respectively, and has incurred a cumulative loss of $12,226,133 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

NOTE 2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of September 30, 2012 no accrual for uncertain income tax positions is necessary.

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

Stock-Based Compensation

The Company measures expense for issuances of stock-based compensation to employees and others at fair value of the stock and warrants issued, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance obligation is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Reclassifications

Certain amounts in the 2012 condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year condensed consolidated financial statements. These reclassifications had no effect on previously reported results.

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 -         PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements and expire through August 2013, as well as advance rental payments.  These consulting agreements were entered into for the issuance of common stock and warrants and were valued based on the stock price or computed warrant value at the time of the respective agreement.

NOTE 4 -         PATENT COSTS

Patent costs as of September 30, 2012 and June 30, 2012 are summarized as follows:

	Estimated Useful Lives ( Years)	September 30, 2012	June 30, 2012

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(12,000)	(11,625)
Patent costs, net		$3,000	$3,375

Amortization expense was $375 for the three months ended September 30, 2012 and 2011, respectively.

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

Lease Agreement

The Company leases office space in Bay Harbor Islands, Florida under a month to month agreement. In February 2012, the company entered into a facilities lease in Buenos Aires, Argentina for its manufacturing activities. The lease term is from March 1, 2012 through January 31, 2015. Rent expense under all leases for the three months ended September 30, 2012 and 2011 was $24,358 and $3,900 respectively. Total minimum future rental payments under all leases with terms in excess of one year are as follows:

Year ending June 30,	Amount

2013	57,808
2014	80,931
2015	48,558
Total	$187,297

  Related Party Transactions

The Company’s president has made cash advances to the Company with an aggregate amount due of $1,422 and $1,422 as of September 30, 2012 and June 30, 2012, respectively.  These advances bear interest at 5.00% per annum.

As of September 30, 2012 and June 30, 2012, the Company has accrued the amounts of $67,026 and $67,026, respectively, as deferred Officer salary for the difference between the president’s annual salary and the amounts paid.

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 -         STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2012, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 200,000 shares issued and outstanding.

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

As of December 11, 2011, the Company has not generated the minimum revenue amount under the Assignment and Assumption Agreement.  As a result, ACI has the right to exercise its option to purchase the Patent from the Company.  If ACI exercises its option to purchase the Patent, the Company may be unable to continue to develop and manufacture the SmartMetric Biometric Datacard without first entering into an arrangement with ACI for the right to use the Patent, the terms of which may be unfavorable to the Company.  As of September 30, 2012 ACI has given no indication that it intends to exercise its option to purchase the patent.

In accordance with Staff Accounting Bulletin (“SAB”) topic 5G “Transfers of Non-monetary Assets by Promoters and Shareholders” the Company recorded the transaction at ACI’s carrying basis of the Patent.

Class A Common Stock

As of September 30, 2012, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. The Company in October 2003 issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in February and May 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares, par value $0.001. In 2006, the Company amended their articles of incorporation to increase the 45,000,000 shares to 100,000,000 shares. In 2009, the Company further increased the authorized shares to 200,000,000.

As of September 30, 2012, the Company has 122,311,776 shares of common stock issued and outstanding.

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

In the year ended June 30, 2011, the Company sold 34,030 units (representing 8,216,262 shares of stock and warrants to purchase an additional 2,279,028 shares), for net proceeds of 1,999,200. In addition, the Company issued 2,225,750 shares of common stock for legal and consulting services at a value of $460,029.

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

During the three months ended March 31, 2012, the Company issued 765,713 shares for legal and consulting services valued at $102,881.

During the three months ended March 31, 2012, the Company sold 149.96 units representing 7,498,099 shares and twelve month warrants to purchase an additional 7,498,099 shares at $0.80 per share for net proceeds of $999,059. Units were offered at $5,000 and $10,000 and consisted of 50,000 shares and one twelve month warrant to purchase an additional 50,000 shares at $0.80 per share.

During the three months ended June 30, 2012, the Company sold 2,135,000 shares for cash and twelve month warrants to purchase an additional 2,135,000 shares for net proceeds of $426,487. Each share was valued at $0.20.

During the three months ended June 30, 2012, the Company authorized to be issued 3,881,978 shares for services. These shares ranged in value from $0.05 to $0.26.

During the three months ended September 30, 2012, the Company sold 860,000 shares and twelve month warrants to purchase an additional 860,000 shares at $0.80 per share for net proceeds of $171,758.

During the three months ended September 30, 2012, the Company authorized to be issued 4,379,122 shares for legal and consulting services valued at $627,899.

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

In June 2011, the Company issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.50 per share as partial consideration for a consulting agreement.  These warrants expired unexercised on June 3, 2012.

In May 2012, the Company issued warrants to purchase 250,000 shares of its common stock at an exercise price of $0.50 per share, as partial consideration for a consulting agreement for public relations services.  The warrants expire on May 8, 2014.

As of September 30, 2012 and June 30, 2012, the following is a breakdown of the activity:

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -         STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

September 30, 2012:

Outstanding - beginning of period	18,802,820
Issued	860,000
Exercised	-
Expired	(3,344,721)

Outstanding - end of period	16,318,099

June 30, 2012:

Outstanding - beginning of period	8,279,028
Issued	13,802,820
Exercised	-
Expired	(3,279,028)

Outstanding - end of period	18,802,820

At September 30, 2012, all of the 16,318,099 warrants are vested and all but 250,000 or the warrants expire at various times through June 30, 2013. The Company valued the May 2012 warrants using the Black-Scholes method with the following criteria: stock price of $0.26; strike price of $0.50; volatility 148% and interest rate of 0.27%. The criteria yielded an option value of $0.16 resulting in a value of $39,266 for the 250,000 warrants. The expense has been included in other general and administrative expenses in the consolidated statement of operations.

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

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report on Form 10-Q (“Report”), references to “SmartMetric,” “SMME,” “the Company,” “we,” “us,” and “our” refer to Smartmetric, Inc.

The following discussion should be read in conjunction with our condensed consolidated financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements. You can identify these statements by forward-looking words such as “plan,” “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended June 30, 2012 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this Report, except as required by law. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenue and Net Loss

For the three months ended September 30, 2012, there was no revenue and a net loss of $949,756.  For the three months ended September 30, 2011, there was no revenue and a net loss of $883,157.  This increased loss of $66,599 or 7.5% resulted primarily from increased general and administrative costs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012 were $821,440, an increase of $77,747 or 10.5% compared to $743,693 for the comparable period in 2011. This increase was primarily attributed to higher consulting fees, promotion costs and rent partially offset by lower legal and professional fees and lower payroll tax penalties.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2012 were $85,816, a decrease of $11,148 or 11.5% compared to $96,964 for the comparable period in 2011.   This decrease was primarily attributable to lower engineering costs.

Interest Expense

Interest expense for the three months ended September 30, 2012 were $0, unchanged from the comparable period in 2011.

Income Tax Expense

Income tax expense for the three months ended September 30, 2012 was $0, unchanged from the comparable period in 2011.

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

At September 30, 2012, we had an accumulated deficit of $12,226,133 and it is likely that we will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

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

Cash

Our cash balance was $889,589 at June 30, 2012 compared with $610,498 at September 30, 2012.   The decrease was primarily attributable operating losses greater than the amount of capital raised by the Company.

Net cash used in operating activities

Net cash used in operating activities was $514,344 for the three months ended September 30, 2012, an increase of $87,982 or 20.6% for the comparable period in 2011.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

 Net cash used in investing activities

Net cash used in investing activities was $0 for the three months ended September 30, 2012, unchanged from the comparable period in 2011.

Net cash provided by financing activities

Net cash provided by financing activities was $235,253 for the three months ended September 30, 2012, a decrease of $424,860 or 64.4% from the comparable period in 2011.  The decrease of was based on the Company raising less capital.

Contractual Obligations and Off-Balance Sheet Arrangements.

There were no off-balance sheet arrangements as of September 30, 2012 and June 30, 2012.

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

Intangible assets

SmartMetric did not purchase any intangible assets for the three months ended September 30, 2012 or September 30, 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these investments.  At September 30, 2012, we had approximately $610,498 in cash and cash equivalents.  A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of September 30, 2012, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of September 30, 2012.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at September 30, 2012.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II.  OTHER INFORMATION

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

Item 1A.                     RISK FACTORS

Not Applicable.

Item 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes the securities that we sold during the three months ended September 30, 2012 without registering the securities under the Securities Act:

During the three months ended September 30, 2012, the Company sold 860,000 shares and twelve month warrants to purchase an additional 860,000 shares at $0.80 per share for net proceeds of $171,758.

During the three months ended September 30, 2012, the Company authorized to be issued 4,379,122 shares for legal and consulting services valued at $627,899.

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

Item 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                       MINE SAFETY DISCLOSURES

N/A.

Item 5.                       OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended September 30, 2012 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: November 19, 2012	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 19, 2012	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)

