Form 10-Q
period 2012-12-31
SmartMetric, Inc.
filed 2013-02-14
CIK 1301991

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2012

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission File No.  000-54853

SMARTMETRIC, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	05-0543557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of February 5, 2013, there were 133,527,564 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed consolidated balance sheets as of December 31, 2012 (unaudited) and June 30, 2012	F-1
	Condensed consolidated statements of operations for the three and six months ended December 31, 2012 and 2011 (unaudited) and for the period from December 18, 2002 (inception) through December 31, 2012 (unaudited)	F-2
	Condensed consolidated statements of cash flows for the six months ended December 31, 2012 and 2011 (unaudited) and for the period from December 18, 2002 (inception) through December 31, 2012 (unaudited)	F-3
	Condensed consolidated statements of changes in stockholders’ equity (deficit) for the period December 18, 2002 (inception) through December 31, 2012 (unaudited)	F-4
	Notes to condensed consolidated financial statements (unaudited)	F-5 - F-16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	5
Item 4.	Controls and Procedures	6

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	7
Item 1A.	Risk Factors	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Mine Safety Disclosures	8
Item 5.	Other Information	8
Item 6.	Exhibits	8
	Signatures	9

2

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2012	2012
	(unaudited)
Assets
Current assets:
Cash	$82,909	$889,589
Prepaid expenses and other current assets	1,512,285	749,162

Total current assets	1,595,194	1,638,751

Other assets:
Patent costs, less accumulated amortization
of $12,375 and $11,625, respectively	2,625	3,375

Total assets	$1,597,819	$1,642,126

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$197,755	$132,925
Liability for stock to be issued	1,281,028	924,392
Deferred Officer salary	51,193	67,026
Shareholder loan	1,422	1,422
Payroll taxes and related fees	-	16,551

Total current liabilities	1,531,398	1,142,316

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
authorized, 200,000 shares issued and outstanding	400	200
Common stock, $.001 par value; 200,000,000 shares
authorized, 128,027,564 and 118,974,672
shares issued and outstanding, respectively	128,028	118,975
Additional paid-in capital	13,639,895	11,657,012
Deficit accumulated during the development stage	(13,701,902)	(11,276,377)

Total Stockholders' equity	66,421	499,810

Total liabilities and stockholders' equity	$1,597,819	$1,642,126

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

	Six	Six	Three	Three	During the
	Months	Months	Months	Months	Development
	Ended	Ended	Ended	Ended	Stage
					December
	December	December	December	December	18, 2002 to
	31,	31,	31,	31,	December 31,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Expenses:
Officer's salary	86,667	85,000	44,167	42,500	1,361,667
Other general and administrative	2,041,810	1,191,888	1,220,370	444,195	10,460,373
Research and development	297,048	147,853	211,232	54,889	1,818,036

Total operating expenses	2,425,525	1,424,741	1,475,769	541,584	13,640,076

Loss from operations	(2,425,525)	(1,424,741)	(1,475,769)	(541,584)	(13,640,076)

Interest income	-	-	-	-	657
Interest expense	-	-	-	-	(62,483)

Loss before income taxes	(2,425,525)	(1,424,741)	(1,475,769)	(541,584)	(13,701,902)

Income taxes	-	-	-	-	-

Net loss	$(2,425,525)	$(1,424,741)	$(1,475,769)	$(541,584)	(13,701,902)

Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding, basic and diluted	124,265,236	106,784,523	127,586,641	104,469,726

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			During the
	Six	Six	Development
	Months	Months	Stage
	Ended	Ended	(December
	December	December	18, 2002) to
	31,	31,	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2012	2011	2012
Net loss	$(2,425,525)	$(1,424,741)	$(13,701,902)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	-	15,984
Amortization	750	750	12,375
Common stock and warrants issued and issuable for services	1,760,337	-	4,847,936
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	(763,123)	631,373	(1,512,285)
Increase (decrease) in accounts payable and accrued expenses	64,830	88,373	197,755
Increase (decrease) in deferred officer's salary	(15,833)	13,732	51,193
Increase (decrease) in payroll taxes and related fees	(16,551)	(64,311)	-

Net cash used in operating activities	(1,395,115)	(754,824)	(10,086,544)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)
Net cash used in investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	60,000
Loans from related parties	-	-	74,343
Repayments of loans from related parties	-	(11,000)	(72,921)
Proceeds from sale of common stock	231,799	782,914	8,857,987
Liability for stock to be issued	356,636	-	1,281,028

Net cash provided by financing activities	588,435	771,914	10,200,437

NET (DECREASE) INCREASE IN
CASH	(806,680)	17,090	82,909

CASH
BEGINNING OF PERIOD	889,589	272,599	-

END OF PERIOD	$82,909	$289,689	$82,909

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$62,483

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable and accrued interest to common stock	$-	$-	$62,400
Issuance of preferred stock and reduction of additional paid in capital for patent	$200	$-	$400

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statement of Changes In Stockholders' Equity (Deficit)

For The Period Ended December 31, 2012 with Cumulative Totals Since December 18, 2002 (Inception)

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

Conversion of
loan payable
and accrued
interest to
common shares	-	-	-	-	40,000	40	62,360	-	62,400

Conversion of
Class A common
shares to
common shares	-	-	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,225,045)	(1,225,045)

Balance June 30,
2006	-	-	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Shares issued of
common stock
for cash	-	-	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued of
common stock
for services
rendered	-	-	-	-	191,505	192	(192)	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,050,189)	(1,050,189)

Balance June 30,
2007	-	-	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Shares issued of
common stock
for cash	-	-	-	-	6,629,634	6,629	1,293,595	-	1,300,224

Shares issued of
common stock
for services
rendered	-	-	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for the
year	-	-	-	-	-	-	-	(1,397,056)	(1,397,056)

Balance June 30,
2008	-	-	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of
shares from
temporary equity
to common stock	-	-	-	-	160,837	161	241,095	-	241,256

Shares issued of
common stock
for cash	-	-	-	-	4,412,596	4,413	438,931	-	443,344

Shares issued of
common stock
for services
rendered	-	-	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for the
year	-	-	-	-	-	-	-	(1,103,089)	(1,103,089)

Balance June 30,
2009	-	-	-	-	75,546,222	75,546	4,569,388	(5,069,772)	(424,838)

Shares issued
for patent	200,000	200	-	-	-	-	(200)	-	-

Net cash (used in) investing activities common stock
for cash	-	-	-	-	8,808,000	8,808	431,592		440,400

Shares issued of
common stock
for services
rendered	-	-	-	-	4,858,333	4,858	395,556	-	400,414

Warrants issued
for services							337,750		337,750

Net loss for the
year	-	-	-	-	-	-	-	(1,611,652)	(1,611,652)

Balance June 30,
2010	200,000	200	-	-	89,212,555	89,212	5,734,086	(6,681,424)	(857,926)

Shares issued of
common stock and
warrants for cash	-	-	-	-	10,264,030	10,264	1,851,014	-	1,861,278

Shares issued of
common stock
for services
rendered	-	-	-	-	2,225,750	2,226	604,461	-	606,687

Net loss for the
year	-	-	-	-	-	-	-	(1,885,040)	(1,885,040)

Balance June
30, 2011	200,000	200	-	-	101,702,335	101,702	8,189,561	(8,566,464)	(275,001)

Shares issued of
common stock and
warrants for cash	-	-	-	-	13,149,250	13,149	2,240,635	-	2,253,784

Shares issued of
common stock and warrants for services
rendered	-	-	-	-	4,123,087	4,124	1,226,816	-	1,230,940

Net loss for the
period	-	-	-	-	-	-	-	(2,709,913)	(2,709,913)

Balance June
30, 2012	200,000	$200	-	$-	118,974,672	$118,975	$11,657,012	$(11,276,377)	$499,810

Shares issued of
common stock and warrants for services
rendered	-	-	-	-	3,037,104	3,037	673,123	-	676,160

Shares issued of
common stock and
warrants for cash	-	-	-	-	300,000	300	59,700	-	60,000

Net loss for the
period	-	-	-	-	-	-	-	(949,756)	(949,756)

Balance September
30, 2012	200,000	$200	-	$-	122,311,776	$122,312	$12,389,835	$(12,226,133)	$286,214

Shares issued
for patent	200,000	200	-	-	-	-	(200)	-	-

Shares issued of
common stock and warrants for services
rendered	-	-	-	-	4,520,788	4,521	1,012,455	-	1,016,976

Shares issued of
common stock and
warrants for cash	-	-	-	-	1,195,000	1,195	237,805	-	239,000

Net loss for the
period	-	-	-	-	-	-	-	(1,475,769)	(1,475,769)

Balance December
31, 2012	400,000	$400	-	$-	128,027,564	$128,028	$13,639,895	$(13,701,902)	$66,421

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, as filed with the Securities and Exchange Commission.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $2,425,525 and $1,424,741 for the six months ended December 31, 2012 and 2011 respectively, and has incurred a cumulative loss of $13,701,902 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

NOTE 2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of December 31, 2012 no accrual for uncertain income tax positions is necessary.

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

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 -         PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements and expire through September 2014, as well as advance rental payments.  These consulting agreements were entered into for the issuance of common stock and warrants and were valued based on the stock price or computed warrant value at the time of the respective agreement.

NOTE 4 -         PATENT COSTS

Patent costs as of December 31, 2012 and June 30, 2012 are summarized as follows:

	Estimated Useful Lives ( Years)	December 31, 2012	June 30, 2012

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(12,375)	(11,625)
Patent costs, net		$2,625	$3,375

Amortization expense was $750 for the six months ended December 31, 2012 and 2011, respectively.

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

During November 2012, the Company acquired license rights to ACI's Medical Keyring Device technology in consideration of the Company's issuance to ACI of 200,000 shares of its Series B Convertible Preferred Stock.

Lease Agreement

The Company leases office space in Bay Harbor Islands, Florida under a month to month agreement. In February 2012, the company entered into a facilities lease in Buenos Aires, Argentina for its manufacturing activities. The lease term is from March 1, 2012 through January 31, 2015. The Company also utilizes offices in Australia, Israel and Las Vegas, Nevada. The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the six months ended December 31, 2012 and 2011 was $55,903 and $7,800 respectively. Total minimum future rental payments under all leases with terms in excess of one year are as follows:

Year ending June 30,	Amount

2013	$38,538
2014	80,931
2015	48,558
Total	$168,027

  Related Party Transactions

The Company’s president has made cash advances to the Company with an aggregate amount due of $1,422 and $1,422 as of December 31, 2012 and June 30, 2012, respectively.  These advances bear interest at 5.00% per annum.

As of December 31, 2012 and June 30, 2012, the Company has accrued the amounts of $51,193 and $67,026, respectively, as deferred Officer salary for the difference between the president’s annual salary and the amounts paid.

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 -         STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of December 31, 2012, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 400,000 shares issued and outstanding.

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

In connection with the Assignment and Assumption Agreement, the Company and ACI entered into a 24 month option agreement pursuant to which the Company agreed to grant ACI an option to purchase the Patent from the Company for 100,000 shares of Series B Convertible Preferred Stock, only in the event that the Company fails to generate at least $1,000,000 in gross revenues attributable to the Patent at the conclusion of 24 months from the date of the Assignment and Assumption Agreement, December 11, 2011. As of December 11, 2011, ACI did not exercise its option to purchase back the patent within the 24 month option period, andSmartmetric owns, outright, all rights, title and interest in the patent.

On November 12, 2012, the Company issued 200,000 shares of its Series B Convertible Preferred Stock to ACI in consideration for ACI’s patent relating to the Medical Keyring Device.

 With its biometric “on/off switch,” both the Medical Keyring™ and Medical Emergency card can instantly deliver all medical records and imaging (video, stills) to medical care providers (the built-in application is both Windows and Mac compatible).  Users can track and update their stored medical information, and provide this vital information in any medical emergency.  With its visual display, the Keyring also offers emergency instructions to healthcare providers while its Plug and Play USB connection provides a complete medical history.  Used by health insurance companies, the Medical Insurance card can also eliminate insurance fraud by uniquely and securely identifying the valid cardholder.

In accordance with Staff Accounting Bulletin (“SAB”) topic 5G “Transfers of Non-monetary Assets by Promoters and Shareholders” the Company recorded these transactions at ACI’s carrying basis of the Patents.

Class A Common Stock

As of December 31, 2012, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001. The articles of incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, and again in 2009 to increase the number of authorized shares to 200,000,000.

As of December 31, 2012, the Company has 128,027,564 shares of common stock issued and outstanding.

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

During the three months ended December 31, 2012, the Company sold for cash 200,000 shares and twelve month warrants to purchase an additional 200,000 shares at $0.80 per share. The Company also sold for cash 125,000 shares and twelve month warrants to purchase an additional 125,000 shares at $0.50 per share. Total net proceeds received was $60,041.

During the three months ended December 31, 2012, the Company authorized to be issued 5,575,000 shares for consulting services valued at $1,115,000.

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

In October 2009, the Company executed a warrant agreement with an investor relations company for 5,000,000 warrants to be issued in two tranches. The first tranche of 2,500,000 warrants (the “October warrants”) has been issued in October 2009, and the second tranche of 2,500,000 warrants has been issued on March 31, 2010 (the “March warrants”). The October warrants, which were initially set to expire October 25, 2012 but have been extended by the Company to expire on October 25, 2014, have strike prices as follows: 1,000,000 at $0.10 per share; 1,000,000 at $0.15 per share; and 500,000 at $0.20 per share. The March warrants, which were initially set to expire March 29, 2013 but have been extended by the Company to expire on March 29, 2015, have strike prices as follows: 500,000 at $0.20 per share; 1,000,000 at $0.25 per share; and 1,000,000 at $0.30 per share.

In June 2011, the Company issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.50 per share as partial consideration for a consulting agreement.  These warrants were initially set to expire on June 3, 2012 but have been extended by the Company to expire on June 3, 2014.

In connection with the extension of the above referenced warrants, the Company assigned a value of $364,077 using the Black-Scholes option pricing model. The Company recorded the charge to consulting expenses, included as a component of other general and administrative expenses, during the six months ended December 31, 2012.

In May 2012, the Company issued warrants to purchase 250,000 shares of its common stock at an exercise price of $0.50 per share, as partial consideration for a consulting agreement for public relations services.  The warrants expire in May 2014.

As of December 31, 2012 and June 30, 2012, the following is a breakdown of the activity:

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -         STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

December 31, 2012:

Outstanding - beginning of period	18,802,820
Issued	2,185,000
Exercised	-
Expired	(3,919,721)

Outstanding - end of period	17,068,099

June 30, 2012:

Outstanding - beginning of year	8,279,028
Issued	13,802,820
Exercised	-
Expired	(3,279,028)

Outstanding - end of year	18,802,820

At December 31, 2012, all of the 17,068,099 warrants are vested and 10,818,099 warrants expire at various times through June 30, 2013, 250,000 warrants expire on May 8, 2014, 1 million warrants expire on June 20, 2014, 2.5 million warrants expire on October 25, 2014, and 2.5 million warrants expire on March 29, 2015. The Company valued the May 2012 warrants using the Black-Scholes method with the following criteria: stock price of $0.26; strike price of $0.50; volatility 148% and interest rate of 0.27%. The criteria yielded an option value of $0.16 resulting in a value of $39,266 for the 250,000 warrants. The expense has been included in other general and administrative expenses in the consolidated statement of operations.

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

NOTE 9 -        SUBSEQUENT EVENTS

Subsequent to December 31, 2012, ACI notified the Company of its intent to convert 190,000 shares of the Company’s Series B Convertible Preferred Stock, out of the 400,000 shares it currently holds. Pursuant to the terms of the Series B Convertible Preferred Stock, the 190,000 shares will be converted into 9,500,000 shares of the Company’s common stock.

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

The Company is currently concentrating on building out its manufacturing facility that will be incorporating SmartMetric’s advanced manufacturing processes.  We expect to begin mass production of our product in the second quarter of 2013 however this is dependent on a number of factors including the supply of specific silicon based components that may require a modest longer lead time then original planned.

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

Results of Operations

Comparison of the Six Months Ended December 31, 2012 and 2011

Revenue and Net Loss

For the six months ended December 31, 2012, there was no revenue and a net loss of $2,425,525.  For the six months ended December 31, 2011, there was no revenue and a net loss of $1,424,741.  This increased loss of $1,000,784 or 70.2% resulted primarily from increased general and administrative costs.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2012 were $2,041,810, an increase of $849,922 or 71.3% compared to $1,191,888 for the comparable period in 2011. This increase was primarily attributed to higher consulting fees.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2012 were $297,048, an increase of $149,195 or 100.9% compared to $147,853 for the comparable period in 2011.   This increase was primarily attributable to higher engineering costs.

Income Tax Expense

Income tax expense for the six months ended December 31, 2012 was $0, unchanged from the comparable period in 2011.

Comparison of the Three Months Ended December 31, 2012 and 2011

Revenue and Net Loss

For the three months ended December 31, 2012, there was no revenue and a net loss of $1,475,769.  For the three months ended December 31, 2011, there was no revenue and a net loss of $541,584.  This increased loss of $934,185, or 175.2% resulted primarily from increased general and administrative costs and increased research and development costs.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2012 were $1,220,370, an increase of $776,175 or 174.7% compared to $444,195 for the comparable period in 2011. This increase was primarily attributed to higher consulting fees.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2012 were $211,232, an increase of $156,343 or 284.8% compared to $54,889 for the comparable period in 2011.   This increase was primarily attributable to higher engineering costs.

Income Tax Expense

Income tax expense for the three months ended December 31, 2012 was $0, unchanged from the comparable period in 2011.

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

At December 31, 2012, the Company had an accumulated deficit of $13,701,902 and it is likely that we will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

We believe that we will require additional financing to carry out our intended objectives during the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. The Company currently has a non-binding commitment from a potential source of capital.

A downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. There is a risk of dilution whenever the Company sells securities to raise capital. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Cash

Our cash balance was $82,909 at December 31, 2012 compared with $289,689 at December 31, 2011.   The decrease was primarily attributable operating losses greater than the amount of capital raised by the Company.

Net cash used in operating activities

Net cash used in operating activities was $1,395,115 for the six months ended December 31, 2012, an increase of $640,291 or 84.8% from the comparable period in 2011.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

  Net cash used in investing activities

Net cash used in investing activities was $0 for the six months ended December 31, 2012, unchanged from the comparable period in 2011.

Net cash provided by financing activities

Net cash provided by financing activities was $588,435 for the six months ended December 31, 2012, a decrease of $183,479 or 23.8% from the comparable period in 2011.  The decrease of was based on the Company raising less capital.

Contractual Obligations and Off-Balance Sheet Arrangements.

There were no off-balance sheet arrangements as of December 31, 2012 and June 30, 2012.

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

In consideration for the assignment of the Patent, the Company issued 200,000 shares of Series B Convertible Preferred Stock. ACI may only convert these shares into common shares (in accordance with the conversion terms noted herein) upon delivering to the Company, a third party valuation of the assigned Patent conducted by a nationally qualified accounting firm or IP law firm mutually agreed upon between the Company and ACI, indicating that such Patent is valued at a minimum of $1,000,000. Subsequent to December 31, 2012, ACI has authorized for conversion 190,000 of its series B shares.

In connection with the Assignment and Assumption Agreement, the Company and ACI entered into a 24 month option agreement pursuant to which the Company agreed to grant ACI an option to purchase the Patent from the Company for 100,000 shares of Series B Convertible Preferred Stock, only in the event that the Company fails to generate at least $1,000,000 in gross revenues attributable to the Patent at the conclusion of 24 months from the date of the Assignment and Assumption Agreement.

ACI did not exercise its option to purchase the patent back from Smartmetric within the 24 month option period, and Smartmetric owns, outright, all rights, title and interest in the patent.

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

Intangible assets

SmartMetric issued 200,000 of its series B convertible preferred shares to ACI during the period in exchange for the Medical Keyring patent.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these investments.  At December 31, 2012, we had approximately $82,909 in cash and cash equivalents.  A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of December 31, 2012, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of December 31, 2012.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at December 31, 2012.

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

Changes in Internal Controls

During the three months ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II.  OTHER INFORMATION

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

Item 1A.                     RISK FACTORS

Not Applicable.

Item 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes the securities that we sold during the three months ended December 31, 2012 without registering the securities under the Securities Act:

 During the three months ended December 31, 2012, the Company sold 200,000 shares and twelve month warrants to purchase an additional 200,000 shares at $0.80 per share. The Company also sold 125,000 shares and twelve month warrants to purchase an additional 125,000 shares at $0.50 per share. Total net proceeds received was $60,041.

During the three months ended December 31, 2012, the Company authorized to be issued 5,575,000 shares for legal and consulting services valued at $1,115,000.

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

Item 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                       MINE SAFETY DISCLOSURES

N/A.

Item 5.                       OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended December 31, 2012 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: February 14, 2013	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: February 14, 2013	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)

