Form 10-Q
period 2013-03-31
SmartMetric, Inc.
filed 2013-05-15
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

As of May 6, 2013, there were 135,642,629 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed consolidated balance sheets as of March 31, 2013 (unaudited) and June 30, 2012	F-1
	Condensed consolidated statements of operations for the three and nine months ended March 31, 2013 and 2012 (unaudited) and for the period from December 18, 2002 (inception) through March 31, 2013 (unaudited)	F-2
	Condensed consolidated statements of cash flows for the nine months ended March 31, 2013 and 2012 (unaudited) and for the period from December 18, 2002 (inception) through March 31, 2013 (unaudited)	F-3
	Condensed consolidated statements of changes in stockholders’ equity (deficit) for the period December 18, 2002 (inception) through March 31, 2013 (unaudited)	F-4
	Notes to condensed consolidated financial statements (unaudited)	F-5 - F-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6
Item 4.	Controls and Procedures	6

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	8
Item 1A.	Risk Factors	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Mine Safety Disclosures	9
Item 5.	Other Information	9
Item 6.	Exhibits	9
	Signatures	10

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	June 30,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash	104,170	889,589
Prepaid expenses and other current assets	1,130,334	749,162

Total current assets	1,234,504	1,638,751

Other assets:
Patent costs, less accumulated amortization of $12,750 and $11,625, respectively	2,250	3,375

Total assets	$1,236,754	$1,642,126

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	234,680	132,925
Liability for stock to be issued	501,517	924,392
Deferred Officer salary	67,026	67,026
Shareholder loan	21,422	1,422
Payroll taxes and related fees	-	16,551

Total current liabilities	824,645	1,142,316

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 400,000 shares issued and outstanding	400	200
Common stock, $.001 par value; 200,000,000 shares authorized, 135,642,629 and 118,974,672 shares issued and outstanding , respectively	135,643	118,975
Additional paid-in capital	15,087,170	11,657,012
Deficit accumulated during the development stage	(14,811,104)	(11,276,377)

Total Stockholders' equity	412,109	499,810

Total liabilities and stockholders' equity	$1,236,754	$1,642,126

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

	Nine	Nine	Three	Three	During the
	Months	Months	Months	Months	Development
	Ended	Ended	Ended	Ended	Stage
					December
	March	March	March	March	18, 2002 to
	31,	31,	31,	31,	March 31,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

Expenses:
Officer's salary	134,167	127,500	47,500	42,500	1,409,167
Other general and administrative	2,759,862	1,653,859	718,052	461,971	11,178,425
Research and development	640,698	232,064	343,650	84,211	2,161,686

Total operating expenses	3,534,727	2,013,423	1,109,202	588,682	14,749,278

Loss from operations	(3,534,727)	(2,013,423)	(1,109,202)	(588,682)	(14,749,278)

Interest income	-	-	-	-	657
Interest expense	-	-	-	-	(62,483)

Loss before income taxes	(3,534,727)	(2,013,423)	(1,109,202)	(588,682)	(14,811,104)

Income taxes	-	-	-	-	-

Net loss	$(3,534,727)	$(2,013,423)	$(1,109,202)	$(588,682)	(14,811,104)

Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	127,364,526	106,571,596	133,700,852	108,143,668

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			During the
	Nine	Nine	Development
	Months	Months	Stage
	Ended	Ended	(December
	March	March	18, 2002) to
	31,	31,	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2013	2012	2013
Net loss	$(3,534,727)	$(2,013,423)	$(14,811,104)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	15,984
Amortization	1,125	1,125	12,750
Common stock and warrants issued and issuable for services	2,175,771	102,881	5,263,370
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	(381,172)	827,470	(1,130,334)
Increase in accounts payable and accrued expenses	101,755	11,193	234,680
(Decrease) increase in liability for stock to be issued	(422,875)	-	501,517
Increase in deferred officer's salary	-	13,732	67,026
Decrease in payroll taxes and related fees	(16,551)	(159,668)	-

Net cash used in operating activities	(2,076,674)	(1,216,690)	(9,843,711)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)
Net cash used in investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	60,000
Loans from related parties	20,000	-	94,343
Repayments of loans from related parties	-	(11,000)	(72,921)
Proceeds from sale of common stock	1,271,257	1,781,991	9,897,445

Net cash provided by financing activities	1,291,257	1,770,991	9,978,867

NET (DECREASE) INCREASE IN CASH	(785,417)	554,301	104,172

CASH
BEGINNING OF PERIOD	889,589	272,599	-

END OF PERIOD	$104,172	$826,900	$104,172

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$62,483

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable and accrued interest to common stock	$-	$-	$62,400
Issuance of preferred stock and reduction of additional paid in capital for patent	$200	$-	$400

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

Conversion of
loan payable
and accrued
interest to
common shares	-	-	-	-	40,000	40	62,360	-	62,400

Conversion of
Class A common
shares to
common shares	-	-	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,225,045)	(1,225,045)

Balance June 30,
2006	-	-	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Shares issued of
common stock
for cash	-	-	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued of
common stock
for services
rendered	-	-	-	-	191,505	192	(192)	-	-

Net loss for the
year	-	-	-	-	-	-	-	(1,050,189)	(1,050,189)

Balance June 30,
2007	-	-	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Shares issued of
common stock
for cash	-	-	-	-	6,629,634	6,629	1,293,595	-	1,300,224

Shares issued of
common stock
for services
rendered	-	-	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for the
year	-	-	-	-	-	-	-	(1,397,056)	(1,397,056)

Balance June 30,
2008	-	-	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of
shares from
temporary equity
to common stock	-	-	-	-	160,837	161	241,095	-	241,256

Shares issued of
common stock
for cash	-	-	-	-	4,412,596	4,413	438,931	-	443,344

Shares issued of
common stock
for services
rendered	-	-	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for the
year	-	-	-	-	-	-	-	(1,103,089)	(1,103,089)

Balance June 30,
2009	-	-	-	-	75,546,222	75,546	4,569,388	(5,069,772)	(424,838)

Shares issued
for patent	200,000	200	-	-	-	-	(200)	-	-

Net cash (used in) investing activities common stock for cash	-	-	-	-	8,808,000	8,808	431,592		440,400

Shares issued of
common stock
for services
rendered	-	-	-	-	4,858,333	4,858	395,556	-	400,414

Warrants issued
for services							337,750		337,750

Net loss for the
year	-	-	-	-	-	-	-	(1,611,652)	(1,611,652)

Balance June 30,
2010	200,000	200	-	-	89,212,555	89,212	5,734,086	(6,681,424)	(857,926)

Shares issued of
common stock and
warrants for cash	-	-	-	-	10,264,030	10,264	1,851,014	-	1,861,278

Shares issued of
common stock
for services
rendered	-	-	-	-	2,225,750	2,226	604,461	-	606,687

Net loss for the
year	-	-	-	-	-	-	-	(1,885,040)	(1,885,040)

Balance June
30, 2011	200,000	200	-	-	101,702,335	101,702	8,189,561	(8,566,464)	(275,001)

Shares issued of
common stock and
warrants for cash	-	-	-	-	13,149,250	13,149	2,240,635	-	2,253,784

Shares issued of
common stock and
warrants for services
rendered	-	-	-	-	4,123,087	4,124	1,226,816	-	1,230,940

Net loss for the
period	-	-	-	-	-	-	-	(2,709,913)	(2,709,913)

Balance June
30, 2012	200,000	$200	-	$-	118,974,672	$118,975	$11,657,012	$(11,276,377)	$499,810

Shares issued of
common stock and
warrants for services
rendered	-	-	-	-	3,037,104	3,037	673,123	-	676,160

Shares issued of
common stock and
warrants for cash	-	-	-	-	300,000	300	59,700	-	60,000

Net loss for the
period	-	-	-	-	-	-	-	(949,756)	(949,756)

Balance September
30, 2012	200,000	$200	-	$-	122,311,776	$122,312	$12,389,835	$(12,226,133)	$286,214

Shares issued
for patent	200,000	200	-	-	-	-	(200)	-	-

Shares issued of
common stock and
warrants for services
rendered	-	-	-	-	4,520,788	4,521	1,012,455	-	1,016,976

Shares issued of
common stock and
warrants for cash	-	-	-	-	1,195,000	1,195	237,805	-	239,000

Net loss for the
period	-	-	-	-	-	-	-	(1,475,769)	(1,475,769)

Balance December
31, 2012	400,000	$400	-	$-	128,027,564	$128,028	$13,639,895	$(13,701,902)	$66,421

Shares issued of
common stock and
warrants for services
rendered	-	-	-	-	5,500,000	5,500	1,094,500	-	1,100,000

Shares issued of
common stock and
warrants for cash	-	-	-	-	2,115,065	2,115	352,775	-	354,890

Net loss for the
period	-	-	-	-	-	-	-	(1,109,202)	(1,109,202)

Balance March
31, 2013	400,000	$400	-	$-	135,642,629	$135,643	$15,087,170	$(14,811,104)	$412,109

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, as filed with the Securities and Exchange Commission.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $3,534,727 and $2,013,423 for the nine months ended March 31, 2013 and 2012 respectively, and has incurred a cumulative loss of $14,811,104 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of March 31, 2013 no accrual for uncertain income tax positions is necessary.

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

NOTE 4 -         PATENT COSTS

Patent costs as of March 31, 2013 and June 30, 2012 are summarized as follows:

	Estimated Useful Lives ( Years)	March 31, 2013	June 30, 2012

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(12,750)	(11,625)
Patent costs, net		$2,250	$3,375

Amortization expense was $1,125 for the nine months ended March 31, 2013 and 2012, respectively.

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

Lease Agreement

In February 2012, the Company entered into a facilities lease in Buenos Aires, Argentina for its manufacturing activities. The lease term is from March 1, 2012 through January 31, 2015. The Company also utilizes offices in Australia, Israel and Las Vegas, Nevada. The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the nine months ended March 31, 2013 and 2012 was $82,486 and $22,890 respectively. Total minimum future rental payments under all leases with terms in excess of one year are as follows:

Year ending June 30,	Amount

2013	$19,269
2014	80,931
2015	48,558
Total	$148,758

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Related Party Transactions

The Company’s president has made cash advances to the Company with an aggregate amount due of $21,422 and $1,422 as of March 31, 2013 and June 30, 2012, respectively.  These advances bear interest at 5.00% per annum.

As of both March 31, 2013 and June 30, 2012, the Company has accrued the amount of $67,026, as deferred Officer salary for the difference between the president’s annual salary and the amounts paid.

NOTE 6 -         STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2013, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 400,000 shares issued and outstanding.

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

In connection with the Assignment and Assumption Agreement, the Company and ACI entered into a 24 month option agreement pursuant to which the Company agreed to grant ACI an option to purchase the Patent from the Company for 100,000 shares of Series B Convertible Preferred Stock, only in the event that the Company fails to generate at least $1,000,000 in gross revenues attributable to the Patent at the conclusion of 24 months from the date of the Assignment and Assumption Agreement, December 11, 2011. As of December 11, 2011, ACI did not exercise its option to purchase back the patent within the 24 month option period, and Smartmetric owns, outright, all rights, title and interest in the patent.

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

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Class A Common Stock

As of March 31, 2013, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001. The articles of incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, and again in 2009 to increase the number of authorized shares to 200,000,000.

As of March 31, 2013, the Company has 135,642,629 shares of common stock issued and outstanding.

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

In the year ended June 30, 2011, the Company sold 34,030 units (representing 8,216,262 shares of stock and warrants to purchase an additional 2,279,028 shares), for net proceeds of $1,999,200. In addition, the Company issued 2,225,750 shares of common stock for legal and consulting services at a value of $460,029.

In the three months ended June 30, 2011, the Company issued 1,000,000 shares of common stock for services rendered at a value of $282,730 (0.28273 per share).

In the year ended June 30, 2012, the Company sold 271.054 units (representing 13,552,820 shares of stock and twelve month warrants to purchase an additional 13,552,820 shares at $0.80 per share), for net proceeds of $2,208,459. In addition, the Company issued 3,278,213 shares of common stock for legal and consulting services at a value of $972,006. In addition, during the three months ended June 30, 2012, the Company authorized to be issued 3,881,978 shares for services. These shares ranged in value from $0.05 to $0.26.

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

During the three months ended March 31, 2013, the Company sold for cash 4,131,328 shares and twelve month warrants to purchase an additional 4,131,328 shares at $0.50 per share for net proceeds of $672,380.

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

In connection with the extension of the above referenced warrants, the Company assigned a value of $364,077 using the Black-Scholes option pricing model. The Company recorded the charge to consulting expenses, included as a component of other general and administrative expenses, during the nine months ended March 31, 2013.

In May 2012, the Company issued warrants to purchase 250,000 shares of its common stock at an exercise price of $0.50 per share, as partial consideration for a consulting agreement for public relations services.  The warrants expire in May 2014.

As of March 31, 2013 and June 30, 2012, the following is a breakdown of the activity:

March 31, 2013:

Outstanding – beginning of period	18,802,820
Issued	6,410,078
Exercised	-
Expired	(11,417,820)
Outstanding – end of period	13,795,078

June 30, 2012:

Outstanding - beginning of year	8,279,028
Issued	13,802,820
Exercised	-
Expired	(3,279,028)

Outstanding - end of year	18,802,820

At March 31, 2013, all of the 13,795,078 warrants are vested and 7,545,078 warrants expire at various times through March 31, 2014, 250,000 warrants expire on May 8, 2014, 1 million warrants expire on June 20, 2014, 2.5 million warrants expire on October 25, 2014, and 2.5 million warrants expire on March 29, 2015. The Company valued the May 2012 warrants using the Black-Scholes method with the following criteria: stock price of $0.26; strike price of $0.50; volatility 148% and interest rate of 0.27%. The criteria yielded an option value of $0.16 resulting in a value of $39,266 for the 250,000 warrants. The expense has been included in other general and administrative expenses in the consolidated statement of operations.

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

 The Company has served a claim for damages and paid up royalty for an aggregate amount of $13.4 billion in connection with its patent infringement litigation against Mastercard and Visa, Inc.

 The Company intends to continue to vigorously pursue its infringement claim in the Visa and MasterCard case.

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 -        SUBSEQUENT EVENTS

On May 7, 2013, ACI has elected to convert 190,000 shares of its Series B Preferred Stock into shares of common stock, par value $0.001 per share (the “Common Stock”), of the Company. The number of shares of Common Stock to be issued is 9,500,000, with a value of $950,000. ACI may convert these shares at any time during 2013. As of the date of this filing, the Board of Directors approved the conversion.

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

The Company is currently concentrating on building out its manufacturing facility that will be incorporating SmartMetric’s advanced manufacturing processes.  We expect to begin mass production of our product in the last quarter of 2013 however this is dependent on a number of factors including the supply of specific silicon based components that may require a modest longer lead time then original planned.

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

Results of Operations

Comparison of the Nine Months Ended March 31, 2013 and 2012

Revenue and Net Loss

For the nine months ended March 31, 2013, there was no revenue and a net loss of $3,534,727.  For the nine months ended March 31, 2012, there was no revenue and a net loss of $2,013,423.  This increased loss of $1,521,304 or 75.6% resulted primarily from higher general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2013 were $2,759,862, an increase of $1,106,003 or 66.9% compared to $1,653,859 for the comparable period in 2012. This increase was primarily attributed to larger consulting expenses.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2013 were $640,698, an increase of $408,634 or 176.1% compared to $232,064 for the comparable period in 2012.   This increase was primarily attributable to higher engineering expenses.

Income Tax Expense

Income tax expense for the nine months ended March 31, 2013 was $0, unchanged from the comparable period in 2012.

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenue and Net Loss

For the three months ended March 31, 2013, there was no revenue and a net loss of $1,109,202.  For the three months ended March 31, 2012, there was no revenue and a net loss of $588,682.  This increased loss of $520,520, or 88.4% resulted primarily from higher general and administrative expenses, with higher research and development expenses contributing to a lesser extent.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013 were $718,052, an increase of $256,081or 55.4% compared to $461,971for the comparable period in 2012. This increase was primarily attributed to higher consulting expenses.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2013 were $343,650, an increase of $259,439 or 308.1% compared to $84,211 for the comparable period in 2012.   This increase was primarily attributable to higher engineering expenses.

Income Tax Expense

Income tax expense for the three months ended March 31, 2013 was $0, unchanged from the comparable period in 2012.

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

At March 31, 2013, the Company had an accumulated deficit of $14,811,104 and it is likely that the Company will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

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

Cash

Our cash balance was $104,170 at March 31, 2013 compared with $889,589 at June 30, 2012.   The decrease was primarily attributable to higher general and administrative expenses and no revenues.

Net cash used in operating activities

Net cash used in operating activities was $2,076,674 for the nine months ended March 31, 2013, an increase of $859,984 or 70.7% from the comparable period in 2012.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for the nine months ended March 31, 2013, unchanged from the comparable period in 2012.

Net cash provided by financing activities

Net cash provided by financing activities was $868,382 for the nine months ended March 31, 2013, a decrease of $902,609 or 51.0% from the comparable period in 2012.  The decrease was attributable to fewer private placements of equity shares.

Contractual Obligations and Off-Balance Sheet Arrangements.

There were no off-balance sheet arrangements as of March 31, 2013 and June 30, 2012.

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

In consideration for the assignment of the Patent, the Company issued 200,000 shares of Series B Convertible Preferred Stock. ACI may only convert these shares into common shares (in accordance with the conversion terms noted herein) upon delivering to the Company, a third party valuation of the assigned Patent conducted by a nationally qualified accounting firm or IP law firm mutually agreed upon between the Company and ACI, indicating that such Patent is valued at a minimum of $1,000,000. Subsequent to March 31, 2013, ACI has authorized for conversion 190,000 of its series B shares.

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

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these investments.  At March 31, 2013, we had approximately $104,170 in cash and cash equivalents.  A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of March 31, 2013, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of March 31, 2013.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at March 31, 2013.

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

Changes in Internal Controls

During the three months ended March 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II.  OTHER INFORMATION

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

On June 30, 2011, the Company filed a Notice of Appeal to the Judgment in the AMEX Case against what the Company believes to be erroneous definition and limitations placed on the ‘464 Patent as a result of wrongful interpretation. On July 1, 2012, the Company filed a Notice of Appeal to the Judgment in the Visa and Mastercard Case against what the Company believes to be erroneous interpretation of definitions and limitations placed on the ‘464 Patent by the Court.

On August 29, 2011, the Company filed a complaint in the United States District Court, Central District of California, against Master Card, Inc. (“MasterCard”) and Visa, Inc. (“Visa”) alleging patent infringement on the ‘464 Patent (the “August 2012 Case”).  The Company is seeking the following relief from MasterCard and Visa:

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

The prior Visa and Mastercard Case and AMEX case excluded physical insertion of a credit card into a recess of a data card reader.  In the August 2012 Case, the Company charged that  Defendants’ “contact” and “contact/contactless” credit card systems infringe the ‘464 Patent.  These systems do allow for physical insertion of an EMV/credit card into a recess of a data card reader, therefore presenting  a distinguishing  infringement issue.  This distinction allows the Company the opportunity to pursue its infringement claims against all systems that require or permit the physical insertion of a chip-bearing card into a recess of a data card reader.

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

The Company has served a claim for damages and paid up royalty for an aggregate amount of $13.4 billion in connection with its patent infringement litigation against Mastercard and Visa, Inc.

Item 1A.                     RISK FACTORS

Not Applicable.

Item 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes the securities that we sold during the three months ended March 31, 2013 without registering the securities under the Securities Act:

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

Item 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                       MINE SAFETY DISCLOSURES

N/A.

Item 5.                       OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended March 31, 2013 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: May 15, 2013	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: May 15, 2013	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)

