Form 10-K
period 2013-06-30
SmartMetric, Inc.
filed 2013-10-11
CIK 1301991

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to_______________________________

Commission File Number: 0-54853

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

Securities registered pursuant to section 12(g) of the Act:  Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

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
☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $23,631,834 computed by reference to the closing price of the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on December 31, 2012 (which was $0.16 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 20, 2013, there are presently 147,698,950 shares of common stock, par value $0.001 issued and outstanding.

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

On September 14, 2004, C. Hendrick received a United States patent, U.S. Patent No. 6,792,464 (the “’464 Patent”) with regard to the use of the biometric card. C Hendrick transferred the ‘464 Patent, to Applied Cryptography, Inc., a Nevada corporation, owned by C. Hendrick, in June 2004 (“ACI”). On December 11, 2009, the Company entered into an Assignment and Assumption Agreement (“Assignment Agreement”) with ACI pursuant to which ACI assigned all or its rights, title and interest to the ‘464 Patent to the Company in exchange for 200,000 shares of the Company’s series B preferred stock. In connection with the Assignment Agreement, on December 11, 2009, the Company and ACI entered into an option agreement pursuant to which the Company agreed to grant ACI an option to purchase the ‘464 Patent from the Company for 100,000 shares of the Company’s series B preferred stock, only in the event that Company fails to generate at least $1,000,000 in gross revenues attributable to the Patent at the conclusion of 24 months from the date of Assignment Agreement. As the option has expired the Company owns the ‘464 Patent outright.

SmartMetric has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on SmartMetric's financial condition, results of operations or liquidity.

The SmartMetric Biometric Technology And Products

SmartMetric's founder, C. Hendrick has designed various miniature biometric activated devices including the SmartMetric Medical Keyring. The Medical Keyring is a device designed to carry a person's complete medical files on a keyring so as to fit into a pocket or purse with the health records information secured from unauthorized access by the information owners biometrics (fingerprint). The device is self powered with an internal rechargeable battery that powers the device in order to perform a fingerprint authorization in situations such as the bedside in an ER room. The Medical Keyring has an internal records management system that manages the person's medical data including DICOM formatted medical images such as x-rays, mammograms, CT Scans etc. The device has as well, a standard USB connector allowing the biometric authorized medical files to be viewed on any Hospital or Doctor's windows PC anywhere in the World. The Medical Keyring delivers portability, convenience, immediate access to a person’s medical files while being protected by the person's Biometrics.

SmartMetric is scheduled to commence selling the Medical Keyring in the United States at the end of January 2014.

SmartMetric has developed an even smaller biometric self-powered fingerprint reader that is of a scale to fit "inside" a standard credit or debit card. The card holder has stored inside the card his or her fingerprint. To activate the card the person swipes the fingerprint sensor, the sensor is connected to an internal microprocessor that manages the fingerprint sensor fingerprint image capture and comparison matching with the pre-stored fingerprint of the card holder held in the internal electronic memory of the card. The card has a surface mounted chip as found on smartcards that is activated or turned on only after a card holders fingerprint has been scanned and verified using the SmartMetric miniature "incard" biometric scanner.

There are over 1.5 Billion smartcards used by Banks around the World for both Credit Cards and ATM Cards. SmartMetric sees this existing user base as a natural market for its advanced security biometric activated card technology. SmartMetric plans to market its incard biometric solution as a replacement to the less secure password or PIN used in current cards.

SmartMetric has completed development of its card but has not yet begun to mass manufacture the biometric fingerprint activated cards. The manufacturing of the cards requires that the Company build not only a special factory, but also that the Company manufacture specialized mass production machines that will allow for the specialized manufacturing process required to mount sub micro thin silicon components; along with a credit card plastic manufacturing procedure that operates using low pressure and low heat so as not to harm the internal electronic components. We expect that card production will commence in the first quarter of 2014, contingent upon and assuming that capital funding remains steady. The product, due to exposure in specialty trade publications and numerous press releases, is receiving much interest in the private sector.

The SmartMetric biometric fingerprint activated card has several functions:

•	The card holders fingerprint is stored inside the card and NOT on a central computer;

•	Interoperable with existing smart card, EMV ATM and Retail Point Of Sale Machines;

•	The fingerprint sensor facilitates instant authorization verification;

•	Self powered with own internal rechargeable battery to allow for fingerprint activation prior to insertion into a card reading device such as an ATM in Retail Card Reading machine;

•	In card biometric measurement storage safeguards personal information;

•	In card biometric storage permits access, identity and transaction control verification;

•
Instant identity verification will be more secure than central online or electronic wallet systems since such information on the SmartMetric Card is contained in the card and not in a centralized database or an always connected phone device. The SmartMetric Biometric fingerprint activated Datacard is a credit card size plastic card. On the card’s surface are two components. The first is a standard Smartcard chip that is a standard interface that connects to universal serial bus (USB) computer smartcard readers, teller machine (ATM) machines and smartcard (POS) point-of-sale machines in retail outlets. The second component is a sensor that protrudes through the card’s surface. This sensor is connected to a sophisticated miniature circuit board that allows the sensor to read a person’s fingerprint and match it with the user’s pre-stored fingerprint encrypted and resident inside the circuit board.  After a match between the users fingerprint and the pre-stored users fingerprint stored inside the card, the internal card processor unlocks and activates the surface mounted SmartCard Chip.  Forms of the SmartMetric fingerprint activated biometric card involve insertion within proximity to a wireless proximity physical reader or to a physical data card reader requiring physical insertion into the card reader. ?The challenge SmartMetric sought to overcome was having a truly portable identification credential that incorporated biometrics and yet was the standard size of an employee ID card, Credit Card or driver’s license. As it stood, standard biometric fingerprint scanners were too large to fit inside a credit card sized card and none were portable having the to be attached to a computer that powered the scanning process thereby not allowing for portability. In order to achieve the goal of biometric authentication with portability in the form factor to fit inside a user’s wallet or purse and work across both computer and banking platforms, SmartMetric had to achieve incredible reductions in the size of electronics and develop specialized mass manufacturing techniques.

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

SmartMetric, Inc. sees a significant market for its biometric fingerprint activated credit cards to replace the use of PIN numbers used in current Bank issued EMV (Smartcards’) around the World. There are more than 1.5 Billion Bank issued SmartCard Credit and ATM Cards in the World that have a chip that stores credit card information but still rely on a user entered PIN at the ATM or Point Of Sale machine to verify the Card user. The reliance on a PIN for these new kinds of Credit & ATM Cards still leaves them vulnerable to hackers because of the use of PIN’s that are still proving to be vulnerable to hackers. Replacing the PIN for these cards with a person’s fingerprint to activate the card provides the next level of security for the 1.5 Billion already issued around the World, Credit and ATM Cards.

In 2011 both Visa and MasterCard announced that they will be introducing “Chip & Pin” Credit / ATM Cards based on the same smartcard technology already used in most advanced banking systems around the World, in the United States. Both Visa and MasterCard are actively involved in the deployment of EMV cards in the United States with major National Banks actively issuing such cards.

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

As an online money transfer card, the Company has developed software and systems to allow money to be transferred from one card to another over the Internet with user confirmation of transaction by both sender and receiver. Much as in the same way that digital files are transferred in a process called Peer to Peer transfer. Because fingerprint activation is required at both ends of the transaction, the sending and receiving parties can be confident that only the appropriate person is receiving the funds. This allows the low cost of Internet communication to now be used for person-to-person money transfer.

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

New mass manufacturing machinery has had to be developed for our manufacturing process along with other advanced processing techniques, including pick and place electronics manufacturing for mounting non standard thickness, super thin silicon onto our electronic boards.

The challenges described above have delayed the expected release time of our product overcoming these technological issues has given the Company a product that it will be able to efficiently produce in large quantities.

The Company is currently concentrating on building out its manufacturing facility that will be incorporating SmartMetric’s advanced manufacturing processes.

Much of the machinery to be used in the manufacturing processes has to be specially made and will be shipped from various locations around the world to the Company’s manufacturing facility in Buenos Aires, Argentina.  We will need approximately $3,000,000 of the net proceeds to be used to complete the production of the machinery to be used in our manufacturing processes.

The SmartMetric Medical Keyring™

On November 12, 2012, Applied Cryptography, Inc. entered into and Company entered into an Assignment and Assumption Agreement (“Keyring Assignment Agreement”) with Applied Cryptography, Inc. (“ACI”) pursuant to which ACI assigned all or its rights, title and interest to its newly designed and developed electronic electronic medical records device, the Medical Keyring™ in exchange for 200,000 shares of the Company’s series B preferred stock. This revolutionary product provides to an individual user the world’s first and only completely portable, self-contained, guaranteed private, secured by onboard SmartMetric Biometrics Technology electronic medical records storage and delivery device.

ALL MEDICAL RECORDS IN ONE SECURE AND PORTABLE PLACE

SmartMetric will be releasing the SmartMetric Medical Keyring ™ by the first quarter of 2013, marketed through direct sales generated by national radio advertising and supported by web based customer purchasing. SmartMetric will also offer the MedicalKeyring™ through national and international retail distribution. Discussions are currently being held with one of the largest Pharmacy retailers in the United States. Soon to follow, SmartMetric will release its fingerprint activated Medical Records Insurance Card, marketed as a co-branded card in some instances, with selected Health Insurance Providers both in the United States and globally, containing similar functionality to the Medical Keyring in a credit card sized form factor. Like the Keyring, the SmartMetric electronic medical records card is the only credit card-sized device in the world with a built-in fingerprint scanner/analyzer. Like its Keyring sibling, the card comes with up to 128 GB of memory, its own powerful microprocessor, built-in rechargeable battery, and a surface-mounted SmartCard Interface that facilitates connection to any PC, all within the size of a standard Credit Card.

Medical Records Keyring and the Electronic Medical Records Card, two products with a singular focus: to provide complete self-contained medical records, protected by the record owners own Biometrics (fingerprint) and totally portable allowing access whenever and wherever needed. Whether in case of an emergency in any ER in the world or when visiting any medical practitioner, the person’s medical records will be available at the touch of the persons fingerprint. The SmartMetric MedicalKeyring™ provides portability with absolute privacy.

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

The process of identity authentication typically requires that a person present for comparison with one or more of the following factors:

• Something known such as a password, PIN or mother's maiden name;  • Something carried such as a token, card, or key; or?• something physical such as fingerprint, voice pattern, signature motion, facial shape or other biological or behavioral characteristic.

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

Biometrics refers to the automatic identification of a person based on his/her physiological or behavioral characteristics. This method of identification is preferred over traditional methods involving passwords and personal identification numbers ("PINs") for various reasons: (i) the person to be identified is required to be physically present at the point of identification to be identification; (ii) identification based on biometric techniques obviates the need to remember a password or carry a token. By replacing PINs, biometric techniques can potentially prevent unauthorized access to or fraudulent use of cellular phones, Biometric cards, desktop PCs, workstations and computer networks. It can be used during transactions conducted via telephone and Internet (e-commerce and e- banking). In automobiles, biometrics could replace keys-less entry devices. The SmartMetric fingerprint activated Credit Card that has the fingerprint encased inside the Credit Card has been developed to replace the less secure PIN’s for Credit and Debit Cards.

PINs and passwords may be forgotten, may be hacked and token-based methods of identification, e.g., passports and driver's licenses may be forged, stolen or lost. Various types of biometric systems are being used for real-time identification, with the most popular based on facial recognition and fingerprint matching. Other biometric systems utilize iris and retinal scanning, speech, facial thermograms and hand geometry. Of the biometric options available to work with a Credit or Debit Card, fingerprint scanning is the only biometric methodology that has been successfully reduced in size to fit inside such cards. In fact, SmartMetric is the only company in the World that has created a stand-alone fingerprint scanner that is built directly inside a Banking Card, allowing SmartMetric to be the only provider of a stand-alone biometric solution that can be deployed in any Banking Chip Card that replaces the security vulnerable PIN numbers.

A biometric system is essentially a pattern recognition system, which makes a personal identification by determining the authenticity of a specific physiological or behavioral characteristic possessed by the user. An important issue in designing a practical system is to determine how an individual is identified.

There are two different ways to resolve a person's identity; verification and identification. Verification (Am I whom I claim I am?) involves confirming or denying a person's claimed identity. In identification, one has to establish a person's identity (Who am I?).

As stated above, the SmartMetric fingerprint biometric card has been designed as a credit-card sized plastic card embedded with an integrated circuit chip and biometric fingerprint sensor. The SmartMetric card has been designed to provide not only memory capacity, but also computational capability along with secure non-refutable identification of the user. We believe that the self-containment of SmartMetric's card will make it substantially resistant to attack, as it will not need to depend upon vulnerable external resources. Because of this characteristic, we expect that the SmartMetric biometric card may be used in different applications, which require strong security protection and authentication.

The physical structure of a card is specified by the International Standards Organization ("ISO"). Generally, it is made up of three elements. The plastic card is the most basic one and has the dimensions of 85.60mm x 53.98 x 0.80mm, with a printed circuit and an integrated circuit chip that are embedded in the card.

The SmartMetric card has been designed so that it conforms to ISO standards. The printed circuit is a part of, and not distinct from, the biometric card. The printed circuit is intended to protect the circuit chips from mechanical stress and static electricity. Communication with the chip is accomplished through contacts that overlay the printed circuit. The integrated circuit chip defines the capability of a smart chip. Typically, an integrated SmartCard circuit chip consists of a microprocessor, read only memory (ROM), non-static random access memory and electrically erasable programmable read only memory which retain its state when the power is removed. The current circuit chip is made from silicon, which is not flexible and may be subject to break. In order to avoid breakage when the card is bent, the chip is restricted to only a few millimeters in size.  Also the Card itself is internally stiffened in order to protect the electronics from damage by users. SmartCard circuit chips are all low power and low memory chips that can only do very basic functions.  It is these chips that are used in the EMV Cards used in the Banking and Credit Card industry.  They normally only have 8,000 bytes of memory.   SmartMetric attaches this standard Smart Card chip to the internal circuit board and connects it electronically to a further powerful processor chip and memory chip.   Thereby advancing many fold both the memory and processing capacity giving a Smart Card the power and in many cases the functionality of a portable computer.   The processor inside the SmartMetric fingerprint scanning card is an ARM 9 or ARM 7 processor attached to up to 123 Gigabytes of memory.

The communication line between the card and ATM’s and other standard Smart Card reading devices is bi-directional serial transmission, which conforms to ISO standards. All the data exchanges are under the control of the central processing unit in the integrated processor chip inside the Card. Card commands and input data are sent to the chip that responds with status words and output data upon the receipt of these commands and data. Information is sent in half duplex mode (transmission of data is in one direction at a time). This protocol, together with the restriction of the bit rate, is designed to prevent data attack on the card.  Other data protection systems are utilized inside the card including advanced encryption

In general, the size, the thickness and bend requirements for the biometric card were designed to protect the card from being spoiled physically.

Sales and Marketing

We plan to market and sell our product to commercial and banking interests in the private sector and governmental agencies such as the Department of Homeland Security and the Department of Defense. As noted previously, we have received interest in the product from the aforementioned.

We do not currently have a marketing or sales force or a distribution arrangement in place. We will need to expend resources to develop our own marketing and sales force or enter into third-party distribution arrangements.  However, the company is receiving inquiries from financial institutions and government sales organizations from around the world.

Manufacturing

The Company contracts outside silicon and component fabrication plants to manufacture specific components to SmartMetric’s specifications. Creation of the sub-micro circuit boards are outsourced, assembly of components on the board are also outsourced while the finished end card will be manufactured in the SmartMetric manufacturing facility in Buenos Aires, Argentina.  The company may also establish other card manufacturing centers at different locations as and when required. The SmartMetric Biometric Card, although in many respects in appearance looks like a standard SmartCard is far from it being the case. Having miniature electronic components inside the SmartMetric card required SmartMetric to develop its own specialized manufacturing process. Standard SmartCard manufacturing machinery and processes cannot be used to create such a card.

Intellectual Property

We rely on patents, licenses, trade secrets, trademarks, copyright registrations and non-disclosure agreements to establish and protect our proprietary rights in our technologies and products.

Patents

On September 14, 2004, C. Hendrick received a United States patent, U.S. Patent No. 6,792,464 (the “’464 Patent”) with regard to the use of a Smart Card as claimed in various applications including the use of a SmartCard in various Banking transactions. C Hendrick transferred the ‘464 Patent, to Applied Cryptography, Inc., a Nevada corporation, owned by C. Hendrick, in June 2004 (“ACI”). On December 11, 2009, the Company entered into an Assignment and Assumption Agreement (“Assignment Agreement”) with ACI pursuant to which ACI assigned all or its rights, title and interest to the ‘464 Patent to the Company in exchange for 200,000 shares of the Company’s series B preferred stock. In connection with the Assignment Agreement, on December 11, 2009, the Company and ACI entered into an option agreement pursuant to which the Company agreed to grant ACI an option to purchase the ‘464 Patent from the Company for 100,000 shares of the Company’s series B preferred stock, only in the event that Company fails to generate at least $1,000,000 in gross revenues attributable to the Patent at the conclusion of 24 months from the date of Assignment Agreement. As that option has expired, the Company owns the 464 Patent outright.

Our technology is also dependent upon unpatented trade secrets. However, trade secrets are difficult to protect. In an effort to protect our trade secrets, we have a policy of requiring our employees, consultants and advisors to execute non-disclosure agreements. The principle shareholder of SmartMetric and technology inventor, C. Hendrick, through various corporate investment vehicles and companies also owns other technologies, patents, and has financial interest in other technology companies. C. Hendrick, under an executed employment agreement is not subject to any restriction on using and owning any technology, methodology, process or invention created by C. Hendrick.

Government Regulation

There are currently no governmental regulations, which have any bearing on the raw materials or the manufacturing of our product.  In some jurisdictions Smartcard’s for security purposes are subject to Government control.

EMV Standards

SmartMetric’s biometric Smartcards conform to International EMV standards, ensuring market acceptance and growth worldwide.  EMV format cards are becoming the de facto standard for worldwide financial transactions using Credit Cards, ATM Cards or Banking Debit Cards with more than 1.5 billion cards already in circulation.  As a more secure weapon in the multi-billion dollar war against credit card fraud, EMV Smartcards are significantly more secure than cards that rely only on magnetic stripe data, which is easily spoofed or counterfeited.  A transaction-unique digital seal or signature in the EMV card’s chip proves its authenticity, even in an offline environment, and prevents criminals from assigning fraudulent payment cards purchases to unsuspecting legitimate cardholders. However even the higher level of security that the EMV SmartCard – ATM or Credit Card, is still subject to hackers attacking weaknesses inherent in the use of PIN numbers. The SmartMetric Biometric fingerprint solution built inside the card is designed to replace the vulnerable PIN number. In the first instance SmartMetric will target the adoption of its biometric technology to replace PIN numbers on the 1.5 Billion Cards used in the Banking Industry around the World.  These cards can be used to secure online payment transactions and protect cardholders, merchants and issuers against fraud through a transaction-unique online cryptogram that:

☐	Supports enhanced cardholder verification methods

☐	Stores considerably more information than magnetic stripe cards

☐	EMV Standard

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

Research and Development

Our research and development program is focused on completing development of our biometric card and manufacturing facilities. We continue to refine existing technology and develop further improvements to our product. We are finalizing the product and our product design and manufacturing facilities. We expect research and development costs to trend higher in the beginning of fiscal year ending June 30, 2014, due to the product being expected to be ready for market in the third quarter of fiscal 2014. Research and development will continue as the Company will continue to innovate and develop new products.

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

http://www.oberthurcs.com

While these companies are the leading suppliers of the estimated more than 1.5 Billion EMV SmartCard’s issued by Banks around the World, they all issue cards that rely upon PIN user verification.  None supply cards that have inbuilt fingerprint scanners.  The SmartMetric technology replaces the PIN number as a verification method with its unique inbuilt fingerprint scanner that scans a person’s fingerprint rather than have the card holder input a PIN.   This is a level of magnitude increase in EMV Card Security and is unique to SmartMetric, Inc.

Employees

As of the date of this annual report, SmartMetric has one full time employee in the United States, C. Hendrick.  All other functions in the company are undertaken by contractors including but not limited to engineers working under contract in Israel, Argentina and the United States.  Administrative functions are also undertaken under contract staffing offshore primarily in Argentina.

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

In their report on the annual financial statements for the years ended June 30, 2013 and 2012, our independent registered accounting firm included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the Company.

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

For the years ended June 30, 2013 and 2012, we incurred a net loss of $4,634,217 and $2,709,913, respectively.  We may not be able to achieve expected results, including any guidance or outlook it may provide from time to time. We may continue to incur losses and may be unable to achieve or maintain profitability. We cannot assure you that our net losses and negative cash flow will not accelerate and surpass our expectations nor can we assure you that we will ever generate any net income or positive cash flow.

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

⋅	Difficulties in staffing;
⋅	Adequate resources of qualified technicians, engineers/assemblers, and programmers;
⋅	Potentially adverse tax consequences;
⋅	Unexpected changes in regulatory requirements;
⋅	Tariffs and other trade barriers;
⋅	export controls;
⋅	Political and economic instability;
⋅	Lack of control over the manufacturing process and ultimately over the quality of our products;
⋅	Late delivery of our products, whether because of limited access to product components, transportation delays and interruptions, difficulties in staffing, or disruptions such as natural disasters;
⋅
Capacity limitations of our manufacturers, particularly in the context of new large contracts for its products, whether because its manufacturers lack the required capacity or are unwilling to produce the quantities we desire; and

⋅	Obsolescence of our hardware products at the end of the manufacturing cycle.

Risks Related to our Common Stock

There has not been an active public market for our common stock so the price of our common stock could be volatile and could decline at a time when you want to sell your holdings.

Our common stock is quoted on the OTCQB maintained by OTCMarkets, Inc. under the symbol SMME. Our common stock is not actively traded and the price of our common stock may be volatile.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

⋅	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

⋅	changes in financial estimates by us or by any securities analysts who might cover our stock;

⋅	speculation about our business in the press or the investment community;

⋅	significant developments relating to our relationships with our customers or suppliers;

⋅	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;

⋅	customer demand for our products;

⋅	investor perceptions of the industry in general and our company in particular;

⋅	the operating and stock performance of comparable companies;

⋅	general economic conditions and trends;

⋅	major catastrophic events;

⋅	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

⋅	changes in accounting standards, policies, guidance, interpretation or principles;

⋅	sales of our common stock, including sales by our directors, officers or significant stockholders; and

⋅	additions or departures of key personnel.

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

Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

⋅	make a special written suitability determination for the purchaser;

⋅	receive the purchaser’s written agreement to the transaction prior to sale;

⋅
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

⋅
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

Our directors, executive officers and principal stockholders, and their respective affiliates, will beneficially own approximately 49% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

⋅	delaying, deferring or preventing a change in corporate control;

⋅	impeding a merger, consolidation, takeover or other business combination involving us; or

⋅	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2013 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with the assessment described above, management identified the control deficiencies that represent material weaknesses at June 30, 2013. See "Item 9. Controls and Procedures" for more detailed discussion.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

UNITED STATES

Our principal office is located at 101 Convention Center Drive, Las Vegas, Nevada 89109. Our accounting office is located at 9195 Collins Avenue, Surfside, Fl, 33154.

ARGENTINA

We also have offices and factory space for worldwide administration and manufacturing in Argentina in two locations:

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

AUSTRALIA

We lease a support office at Riato South Tower, Level 27, 525 Collins Street, Melbourne Australia, on a month to month basis.

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

On August 29, 2011, the Company filed a complaint in the Court, against Master Card, Inc. (“MasterCard”) and Visa, Inc. (“Visa”) alleging patent infringement on the ‘464 Patent (the “August 2012 Case”).  The Company is seeking the following relief from MasterCard and Visa:

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

The Company has served a claim for damages and paid up royalty for an aggregate amount of $13.4 billion in connection with its patent infringement litigation against Mastercard and Visa, Inc. In October 2013, the Court held that the Defendants did not infringe on the ‘464 Patent. The Company believes this holding is in error and plans to appeal the ruling.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the OTCQB maintained by OTCMarkets, Inc. since July 23, 2012.  From January 1, 2008 through July 22, 2012, our common stock was quoted on the over-the-counter on the Over-the-Counter (“OTC”) Bulletin Board and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years ended June 30, 2013 is listed below. The quotations are taken from the OTCQB and OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended	Low	High
Quarter Ended September 30, 2011	$0.09	$0.25
Quarter Ended December 31, 2011	0.10	0.18
Quarter Ended March 31, 2012	0.14	0.45
Quarter Ended June 30, 2012	0.20	0.32
Quarter Ended September 30, 2012	0.12	0.28
Quarter Ended December 31, 2012	0.10	0.25
Quarter Ended March 31, 2013	0.14	0.30
Quarter Ended June 30, 2013	0.22	0.51

As of September 20, 2013, we had approximately 1,085 shareholders of record of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

The following summarizes the securities that we sold during the fiscal year ended June 30, 2013 without registering the securities under the Securities Act:

During the three months ended September 30, 2012, the Company sold 860,000 shares and twelve month warrants to purchase an additional 860,000 shares at $0.80 per share for net proceeds of $171,758.

During the three months ended September 30, 2012, the Company authorized to be issued 4,379,122 shares for legal and consulting services valued at $627,899.

During the three months ended December 31, 2012, the Company sold for cash 200,000 shares and twelve month warrants to purchase an additional 200,000 shares at $0.80 per share.  The Company also sold for cash 125,000 shares and twelve month warrant to purchase an additional 125,000 shares at $0.50 per share for net proceeds of $60,041.

During the three months ended December 31, 2012, the Company authorized to be issued 5,575,000 shares for consulting services valued at $1,115,000.

During the three months ended March 31, 2013, the Company sold for cash 4,131,328 shares and twelve month warrants to purchase an additional 4,131,328 shares at $0.50 per share for net proceeds of $672,380.

During the three months ended June 30, 2013, the Company sold for cash 10,097,500 shares and twelve month warrants to purchase an additional 10,097,500 shares at $0.50 per share for net proceeds of $1,499,793.

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

Item 6.  Selected Financial Data.

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the years Ended June 30, 2013 and 2012

Revenue and Net Loss

For the year ended June 30, 2013, there was no revenue and a net loss of $4,688,217.  For the year ended June 30, 2012, there was no revenue and a net loss of $2,709,913.  This increased loss of $1,978,304 or 73.0% resulted primarily from higher general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2013 were $3,354,798, an increase of $1,117,266 or 49.9% compared to $2,237,532 for the comparable period in 2012. This increase was primarily attributed to larger consulting expenses.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2013 were $1,135,919, an increase of $833,538 or 275.7% compared to $302,381 for the comparable period in 2012.   This increase was primarily attributable to higher engineering expenses.

Income Tax Expense

Income tax expense for the year ended June 30, 2013 was $0, unchanged from the comparable period in 2012.

Cash

Our cash balance was $804,257 at June 30, 2013 compared with $889,589 at June 30, 2012.   The decrease was primarily attributable to higher general and administrative expenses and no revenues.

Net cash used in operating activities

Net cash used in operating activities was $2,512,454 for the year ended June 30, 2013, an increase of $931,966 or 59.0% from the comparable period in 2012.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for the year ended June 30, 2013, unchanged from the comparable period in 2012.

Net cash provided by financing activities

Net cash provided by financing activities was $2,427,122 for the year ended June 30, 2013, an increase of $229,644 or 10.5% from the comparable period in 2012.  The increase was based on higher private placement equity shares.

Item 8.  Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended June 30, 2013 and 2012, together with the reports of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.    Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with section 404 of the Sarbanes-Oxley of 2002 (“section 404”).  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013.  In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2013, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Management believes that these deficiencies amount to a material weakness.  Therefore our internal controls over financial reporting were ineffective as of June 30, 2013.

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

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of June 30, 2013, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of June 30, 2013.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at June 30, 2013.

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

Changes in Internal Controls

During the fiscal year ended June 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

Item 9B.  Other Information.

There have been no material events that have occurred during the fiscal year ending June 30, 2013 that were not previously disclosed.

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

Name	Age	Position with the Company
C. Hendrick	57	President, Chief Executive Officer and Chairman of the Board
Jay M. Needelman, CPA	45	Chief Financial Officer, Director
Elizabeth Ryba	62	Director

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

JAY M.  NEEDELMAN, CPA, has been the Chief Financial Officer for SmartMetric since July 2004.  Mr. Needelman has over 20 years of experience in public accounting.  A 1991 graduate of Florida State University in Tallahassee, Fl, Mr. Needelman began his career in public accounting in Miami, Fl, in 1991.  After working for two different firms, Mr. Needelman founded his own firm in late 1992.

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

Audit Committee

We have not yet appointed an audit committee, and our Board of Directors currently acts as our audit committee. The Company intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during its 2013 fiscal year.

Audit Committee Financial Expert

The Company’s does not have an audit committee financial expert since Company’s board of directors currently acts as the audit committee and the board of directors currently consists of only two directors one of which is the Company’s sole officer. While the Company believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting the Company is currently engaged in a search to identify a qualified individual who will meet the definition of “audit committee financial expert as that term is defined by Item 407(d)(5) of Regulation S-K.

Compensation Committee

SmartMetric does not presently have a compensation committee. Our board of directors currently acts as our compensation committee.

Compensation Committee Interlocks and Insider Participation

We do not currently have a standing Compensation Committee. Our entire board of directors participated in deliberations concerning executive officer compensation. None of our officers serve on the board of any other entity whose executive officer serves on our board of directors.

Nominating Committee

SmartMetric does not presently have a nominating committee. Our board of directors currently acts as our nominating committee.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the Company’s code of ethics is available to any person without charge upon written request to the Company at SmartMetric, Inc., 9195 Collins Avenue, Surfside, Fl, 33154. Attn: Secretary.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2013, the following persons have not filed Form 3s: C. Hendrick, Jay Needelman and Elizabeth Ryba, a director, filed herein Form 3s late.

Item 11.  Executive Compensation.

Summary Compensation Table

The table below sets forth, for the fiscal years ended June 30, 2013 and 2012, the compensation earned by each person acting as our Chief Executive Officer and our next two most highly compensated executive officers whose total annual compensation exceeded $100,000 in fiscal 2013 (together, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
C. Hendrick (President, Chief Executive	2013	$190,000	-0-	-0-	-0-	-0-	-0-	$60,000	(2)	$250,000
Officer, Chairman of the Board) (1)	2012	$170,000	-0-	-0-	-0-	-0-	-0-	-0-		$170,000

(1)	C. Hendrick has been President, Chief Executive Officer and director of the Company since inception. C. Hendrick receives an annual salary of $190,000

(2)
In accordance with the employment agreement between the Company and C. Hendrick, the Company has agreed to provide the use of an automobile at a purchase price not to exceed $60,000.  Company agrees to replace the automobile with a new one upon request no more than every other year.

Outstanding Equity Awards at Fiscal Year End

None.

Employment Agreements

On July 1, 2012, the Company entered into an employment agreement with C. Hendrick as chief executive officer and president (“Executive”), for an initial term of five years from the date of the agreement (the “Initial Term”).  The employment agreement provide that Executive will receive an annual base salary of $190,000 per year,. In addition, Executive shall receive a fee of $50,000 at the end of each fiscal year during the term of the Agreement, provided this fee payment shall only be payable within thirty (30) days after the Company has manufactured its first product.  This fee shall increase by 25% per annum at the end of each fiscal year of the Company and shall be based on the continued manufacturing and sales by the Company.

Executive is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.  The Company will provide to Executive the use of an automobile of Executive’s choice at a purchase price not to exceed $60,000.  Company agrees to replace the automobile with a new one at Executive’s request no more than every other year.  Executive shall be entitled to reimbursement for all reasonable expenses, including travel and entertainment, incurred by Executive in the performance of Executive’s duties.

Executive’s employment with the Company may be terminated at any time for cause. In the event that Executive’s employment is terminated by the Company, Executive shall be entitled to an amount equal to Executive’s base salary for the remain portion of the Initial Term, plus an additional amount of $350,000.  In the event the Company is acquired or is the non-surviving party in a merger or sale of substantially all its assets, the Company and Executive agreed that the agreement shall not be terminated and the Company agreed to use its best efforts to ensure that the surviving company is bound by the provisions of this employment agreement.

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

The following table sets forth certain information, as of September 20, 2013, with respect to the beneficial  ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Director/Officer	Number of Shares of Common Stock (1)	Percentage of Class (1)
Directors and Executive Officers

C. Hendrick 9195 Collins Avenue Surfside, FL 33154	Chief Executive Officer, Chairman of the Board of Directors	69,127,778	88.04%

Jay Needelman, CPA 520 West 47th Street Miami Beach, FL 33140	Chief Financial Officer, Director	-0-	0%

Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	Director	40,000	0.02%

All Executive Officers and Directors as a Group (3 persons)		69,167,778	88.06%

5% Shareholders
Applied Cryptography, Inc. (2) 9195 Collins Avenue Surfside, Fl, 33154	Not applicable	69,127,778	88.04%

(1)           In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on September 20, 2013, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) 147,998,960, the total shares of common stock outstanding on September 20, 2013, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of any preferred stock and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)            Includes (1) 58,627,778 shares of common stock and (2) 210,000 shares of series B preferred stock held by Applied Cryptography, Inc (“ACI”). Each share of series B preferred stock shall be entitled to vote on any matter with the holders of common stock voting together as one (1) class and shall have that number of votes (identical in every other respect to the voting rights of the holder of common stock entitled to vote at any regular or special meeting of shareholders) equal to that number of common shares which is not less than 51% of the vote required to approve any action, which Nevada law provides may or must be approved by vote or consent of the common shares or the holders of other securities entitled to vote, if any. Each share of Series B Preferred Stock is convertible, at the option of the holder, into fifty (50) shares of common stock upon the satisfaction of certain conditions.  On May 7, 2013, ACI satisfied these conditions and the series B preferred stock became convertible. C. Hendrick, our Chairman and Chief Executive Officer, has sole voting and dispositive power over all of the shares beneficially owned by ACI

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except as setforth below there have been no significant related party transactions meeting the requirements for disclosure for the fiscal year ended June 30, 2013.

Applied Cryptography Assignment Agreement

On November 12, 2012, the Company entered into an Assignment and Assumption Agreement (“Assignment Agreement”) with Applied Cryptography, Inc., an entity controlled by C. Hendrick, our chief executive officer (the “Assignor”) pursuant to which the Assignor assigned all or its rights, title and interest to the trademarked Medical Keyring™, which provides an individual with compete portable, self-contained electronic medical records storage (the “Medical Keyring”) to the Company.  In consideration for the assignment of the Medical Keyring, the Company agreed to issue the Assignor 200,000 shares of the Company’s Series B preferred stock (the “Series B Preferred Stock”).  Each share of Series B Preferred Stock shall be entitled to vote on any matter with the holders of common stock voting together as one (1) class.  The Series B Preferred Stock has a liquidation preference of $5.00 per share and shall be entitled to receive dividends or other distributions with the holders of the common stock of the Company on an as converted basis, when, as, and if declared by the board of directors.  The holders of the Series B Preferred Stock shall have that number of votes (identical in every other respect to the voting rights of the holder of common stock entitled to vote at any regular or special meeting of shareholders) equal to that number of common shares which is not less than 51% of the vote required to approve any action, which Nevada law provides may or must be approved by vote or consent of the common shares or the holders of other securities entitled to vote, if any. Each share of Series B Preferred Stock is convertible, at the option of the holder, into fifty (50) shares of common stock upon the satisfaction of certain conditions.

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

Item 14.  Principal Accounting Fees and Services

Audit Fee

The Company incurred, in the aggregate, approximately $67,000 and $43,000 for professional services rendered by its registered independent public accounting firms for the audit of the Company’s annual financial statements for the years ended June 30, 2013 and 2012, respectively, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during those fiscal years.

Audit-Related Fees

The Company incurred approximately $0 and $0 in fees from its registered independent public accounting firms for audit-related services during the years ended June 30, 2013 and 2012, respectively.

Tax Fees

The Company incurred approximately $0 and $0 in fees from its registered independent public accounting firms for tax compliance or tax consulting services during the years ended June 30, 2013 and 2012, respectively.

All Other Fees

The Company incurred $0 and $0 for fees from its registered independent public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees", “Audit-Related Fees” and “Tax Fees” for the fiscal years ended June 30, 2013 and 2012, respectively.

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

3.5
Specimen Certificate of Common Stock. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

4.1	Form of Warrant issued to the May 2013 Investor (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013)

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

10.5	Option Agreement, dated December 11, 2009 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

10.6
Assignment and Assumption Agreement, dated November 12, 2012, by and between SmartMetric, Inc. and Applied Cryptography, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012)

10.7
Form of subscription agreement by and among SmartMetric, Inc. and the May 2013 Investor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013)

10.8	Executive Employment Agreement, dated July 1, 2012, by and between Smartmetric, Inc. and Chaya Coleena Hendrick

14.1	Code of Ethics (incorporated by reference to Exhibit 16.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

31.1	Certification of SmartMetric’s Chief Executive Office pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of SmartMetric’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934 *

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

SMARTMETRIC, INC.

Date: October 11, 2013	By:	/s/ C Hendrick
C. Hendrick
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C Hendrick	Chief Executive Officer and Director (principal executive officer)	October 11, 2013
C. Hendrick
/s/ Jay Needelman	Chief Financial Officer (principal financial and accounting officer) and Director	October 11, 2013
Jay Needelman

/s/ Elizabeth Ryba	Director	October 11, 2013
Elizabeth Ryba

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013 AND 2012
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2013 AND 2012	F-1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2013 AND 2012 WITH CUMULATIVE TOTALS SINCE DECEMBER 18, 2002 (INCEPTION)	F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2013 AND 2012 WITH CUMULATIVE TOTALS SINCE DECEMBER 18, 2002 (INCEPTION)	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD DECEMBER 18, 2002 (INCEPTION) TO JUNE 30, 2013	F-4 - F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2013 AND 2012	F-7 to F-19

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Smartmetric, Inc. and Subsidiary
Bay Harbor Island, Florida

We have audited the accompanying consolidated balance sheets of Smartmetric, Inc. and Subsidiary (a development stage company) (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2013.  The consolidated financial statements for the period from December 18, 2002 (inception) to June 30, 2009 were audited by other auditors whose reports included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements for the period from December 18, 2002 (inception) to June 30, 2009 include total revenues and net loss of $0 and $5,069,772, respectively.  Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the period from December 18, 2002 (inception) to June 30, 2009, insofar as it relates to amounts for prior periods through June 30, 2009, is based solely on the report of the other auditors.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smartmetric, Inc. and Subsidiary as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Daszkal Bolton LLP
Boca Raton, Florida
October 11, 2013

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	June 30,
	2013	2012
Assets
Current assets:
Cash	$804,257	$889,589
Prepaid expenses and other current assets	799,699	749,162

Total current assets	1,603,956	1,638,751

Other assets:
Patent costs, less accumulated amortization of $13,125 and $11,625, respectively	1,875	3,375

Total assets	$1,605,831	$1,642,126

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$262,648	$132,925
Liability for stock to be issued	216,978	924,392
Deferred Officer salary	61,681	67,026
Shareholder loan	21,572	1,422
Payroll taxes and related fees	-	16,551

Total current liabilities	562,879	1,142,316

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 400,000 and 200,000 shares issued and outstanding, respectively	400	200
Common stock, $.001 par value; 200,000,000 shares authorized, 147,698,950 and 118,974,672 shares issued and outstanding, respectively	147,699	118,975
Additional paid-in capital	16,859,447	11,657,012
Deficit accumulated during the development stage	(15,964,594)	(11,276,377)

Total Stockholders' equity	1,042,952	499,810

Total liabilities and stockholders' equity	$1,605,831	$1,642,126

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

			During the
			Development
	Year	Year	Stage
	Ended	Ended	December
	June	June	18, 2002 to
	30,	30,	June 30,
	2013	2012	2013

Revenues	$-	$-	$-

Expenses:
Officer's salary	197,500	170,000	1,472,500
Other general and administrative	3,354,798	2,237,532	11,773,361
Research and development	1,135,919	302,381	2,656,907

Total operating expenses	4,688,217	2,709,913	15,902,768

Loss from operations	(4,688,217)	(2,709,913)	(15,902,768)

Interest income	-	-	657
Interest expense	-	-	(62,483)

Loss before income taxes	(4,688,217)	(2,709,913)	(15,964,594)

Income taxes	-	-	-

Net loss	$(4,688,217)	$(2,709,913)	$(15,964,594)

Net loss per share, basic and diluted	$(0.04)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	130,120,074	106,240,891

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

			During the
			Development
	Year	Year	Stage
	Ended	Ended	(December
	June	June	18, 2002) to
	30,	30,	June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,688,217)	$(2,709,913)	$(15,964,594)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	15,984
Amortization	1,500	1,500	13,125
Common stock and warrants issued and issuable for services	2,824,387	1,276,246	5,911,986
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	(50,537)	199,588	(799,699)
Increase in accounts payable and accrued expenses	129,723	52,043	262,648
(Decrease) increase in liability for stock to be issued	(707,414)	(238,271)	216,978
(Decrease) increase in deferred officer's salary	(5,345)	1,732	61,681
(Decrease) in payroll taxes and related fees	(16,551)	(163,413)	-

Net cash used in operating activities	(2,512,454)	(1,580,488)	(10,279,491)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)
Net cash used in investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	60,000
Loans from related parties	20,150	-	94,493
Repayments of loans from related parties	-	(11,000)	(72,921)
Proceeds from sale of common stock	2,406,972	2,208,478	11,033,160

Net cash provided by financing activities	2,427,122	2,197,478	11,114,732

NET (DECREASE) INCREASE IN CASH	(85,332)	616,990	804,257

CASH
BEGINNING OF YEAR	889,589	272,599	-

END OF YEAR	$804,257	$889,589	$804,257

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$62,483

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable and accrued interest to common stock	$-	$-	$62,400
Issuance of preferred stock and reduction of additional paid in capital for patent	$200	$-	$400

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Changes In Stockholders' Equity (Deficit)
For The Period Ended June 30, 2013 with Cumulative Totals Since December 18, 2002 (Inception)

								Deficit
								Accumulated
			Class A		Common		Additional	During
	Preferred Stock		Common Stock		Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, December 18, 2002	-	$-	-	-	-	$-	$-	$-	$-

Net loss for the period December 18, 2002 (inception) through June 30, 2003	-	-	-	-	-	-	-	(60)	(60)

Balance June 30, 2003	-	-	-	-	-	-	-	(60)	(60)

Shares issued of Class A Common stock	-	-	50,000,000	50,000	-	-	-	-	50,000

Shares issued of common stock for cash	-	-	-	-	8,560,257	8,560	77,042	-	85,602

Net loss for the year	-	-	-	-	-	-	-	(35,978)	(35,978)

Balance, June 30, 2004	-	-	50,000,000	50,000	8,560,257	8,560	77,042	(36,038)	99,564

Costs associated with sale of common stock subject to possible rescission	-	-	-	-	-	-	(95,877)	-	(95,877)
Total Stockholders' deficit
Net loss for the year	-	-	-	-	-	-	-	(258,355)	(258,355)

Balance June 30, 2005	-	-	50,000,000	50,000	8,560,257	8,560	(18,835)	(294,393)	(254,668)

Shares issued of common stock for cash, net of offering costs of $138,509	-	-	-	-	936,112	936	1,197,361	-	1,198,297

Shares issued of common stock for services rendered	-	-	-	-	20,000	20	19,980	-	20,000

Conversion of loan payable and accrued interest to common shares	-	-	-	-	40,000	40	62,360	-	62,400

Conversion of Class A common shares to common shares	-	-	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,225,045)	(1,225,045)

Balance June 30, 2006	-	-	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

								Deficit
								Accumulated
			Class A		Common		Additional	During
	Preferred Stock		Common Stock		Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Shares issued of common stock for cash	-	-	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued of common stock for services rendered	-	-	-	-	191,505	192	(192)	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,050,189)	(1,050,189)

Balance June 30, 2007	-	-	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Shares issued of common stock for cash	-	-	-	-	6,629,634	6,629	1,293,595	-	1,300,224

Shares issued of common stock for services rendered	-	-	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for the year	-	-	-	-	-	-	-	(1,397,056)	(1,397,056)

Balance June 30, 2008	-	-	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of shares from temporary equity to common stock	-	-	-	-	160,837	161	241,095	-	241,256

Shares issued of common stock for cash	-	-	-	-	4,412,596	4,413	438,931	-	443,344

Shares issued of common stock for services rendered	-	-	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for the year	-	-	-	-	-	-	-	(1,103,089)	(1,103,089)

Balance June 30, 2009	-	-	-	-	75,546,222	75,546	4,569,388	(5,069,772)	(424,838)

Shares issued for patent	200,000	200	-	-	-	-	(200)	-	-

Net cash (used in) investing activities common stock for cash	-	-	-	-	8,808,000	8,808	431,592		440,400

Shares issued of common stock for services rendered	-	-	-	-	4,858,333	4,858	395,556	-	400,414

Warrants issued for services							337,750		337,750

Net loss for the year	-	-	-	-	-	-	-	(1,611,652)	(1,611,652)

Balance June 30, 2010	200,000	200	-	-	89,212,555	89,212	5,734,086	(6,681,424)	(857,926)

								Deficit
								Accumulated
			Class A		Common		Additional	During
	Preferred Stock		Common Stock		Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Shares issued of common stock and warrants for cash	-	-	-	-	10,264,030	10,264	1,851,014	-	1,861,278

Shares issued of common stock for services rendered	-	-	-	-	2,225,750	2,226	604,461	-	606,687

Net loss for the year	-	-	-	-	-	-	-	(1,885,040)	(1,885,040)

Balance June 30, 2011	200,000	200	-	-	101,702,335	101,702	8,189,561	(8,566,464)	(275,001)

Shares issued of common stock and warrants for cash	-	-	-	-	13,149,250	13,149	2,240,635	-	2,253,784

Shares issued of common stock and warrants for services rendered	-	-	-	-	4,123,087	4,124	1,226,816	-	1,230,940

Net loss for the period	-	-	-	-	-	-	-	(2,709,913)	(2,709,913)

Balance June 30, 2012	200,000	$200	-	$-	118,974,672	$118,975	$11,657,012	$(11,276,377)	$499,810

Shares issued for patent	200,000	200	-	-	-	-	(200)	-	-

Shares issued of common stock and warrants for services rendered	-	-	-	-	13,344,760	13,345	2,779,791	-	2,793,136

Shares issued of common stock and warrants for cash	-	-	-	-	15,379,518	15,379	2,422,844	-	2,438,223

Net loss for the period	-	-	-	-	-	-	-	(4,688,217)	(4,688,217)

Balance June 30, 2013	400,000	$400	-	$-	147,698,950	$147,699	$16,859,447	$(15,964,594)	$1,042,952

See notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -        ORGANIZATION AND BASIS OF PRESENTATION

SmartMetric, Inc. (the “Company” or “SmartMetric”) was incorporated in the State of Nevada on December 18, 2002. SmartMetric’s main product is a fingerprint sensor-activated card with a finger sensor onboard the card and a built-in rechargeable battery for portable biometric identification. This card may be referred to as a biometric card or the SmartMetric Biometric Datacard. SmartMetric has completed development of its card along with pre mass manufacturing cards but has not yet begun to mass manufacture the biometric fingerprint activated cards.

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $4,688,217 and $2,709,913 for the years ended June 30, 2013 and 2012 respectively, and has incurred a cumulative loss of $15,964,594 since inception (December 18, 2002).  The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed FDIC insured limits exposes the Company to cash concentration risk. The Company has no cash equivalents. At June 30, 2013 and 2012, the Company had cash in excess of FDIC insured limits of $594,358 and $0, respectively.

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

Level 1inputs: Quoted prices for identical instruments in active markets.

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

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of June 30, 2013 no accrual for uncertain income tax positions is necessary.

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

Reclassifications

Certain amounts in the 2012 consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements. These reclassifications had no effect on previously reported results.

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

NOTE 4 -        PATENT COSTS

Patent costs as of June 30, 2013 and June 30, 2012 are summarized as follows:

	Estimated Useful Lives ( Years)	June 30, 2013	June 30, 2012

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(13,125)	(11,625)
Patent costs, net		$1,875	$3,375

Amortization expense was $1,500 for the years ended June 30, 2013 and 2012, respectively.

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

Lease Agreement

In February 2012, the company entered into a facilities lease in Buenos Aires, Argentina for its manufacturing activities. The lease term is from March 1, 2012 through January 31, 2015.  The Company also utilizes offices in Australia, Israel and Las Vegas, Nevada.  The Company’s main office is located in Las Vegas, Nevada.  Rent expense under all leases for the years ended June 30, 2013 and 2012 was $103,814 and $46,918 respectively. Total minimum future rental payments under all leases with terms in excess of one year are as follows:

Year ending June 30,	Amount

2014	$80,931
2015	48,558
Total	$129,489

 Related Party Transactions

The Company’s president has made cash advances to the Company with an aggregate amount due of $21,572 and $1,422 as of June 30, 2013 and June 30, 2012, respectively.  These advances bear interest at 5.00% per annum.

As of June 30, 2013 and June 30, 2012, the Company has accrued the amounts of $61,681 and $67,026, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -         STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2013, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 400,000 shares issued and outstanding.

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

With its biometric “on/off switch,” both the Medical Keyring and Medical Emergency card can instantly deliver all medical records and imaging (video, stills) to medical care providers (the built-in application is both Windows and Mac compatible).  Users can track and update their stored medical information, and provide this vital information in any medical emergency.  With its visual display, the Keyring also offers emergency instructions to healthcare providers while its Plug and Play USB connection provides a complete medical history.  Used by health insurance companies, the Medical Insurance card can also eliminate insurance fraud by uniquely and securely identifying the valid cardholder.

In accordance with Staff Accounting Bulletin (“SAB”) topic 5G “Transfers of Non-monetary Assets by Promoters and Shareholders” the Company recorded these transactions at ACI’s carrying basis of the Patents.

Class A Common Stock

As of June 30, 2013, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001. The articles of incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, and again in 2009 to increase the number of authorized shares to 200,000,000.

As of June 30, 2013, the Company has 147,698,950 shares of common stock issued and outstanding.

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

During the three months ended June 30, 2013, the Company sold for cash 10,097,331 shares and twelve month warrants to purchase an additional 10,097,331 shares at $0.50 per share for net proceeds of $1,499,793.

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

As of June 30, 2013 and June 30, 2012, the following is a breakdown of the activity:

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -         STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

June 30, 2013:

Outstanding - beginning of year	18,802,820
Issued	16,507,578
Exercised	-
Expired	(13,552,820)

Outstanding - end of year	21,757,578

June 30, 2012:

Outstanding - beginning of year	8,279,028
Issued	13,802,820
Exercised	-
Expired	(3,279,028)

Outstanding - end of year	18,802,820

At June 30, 2013, all of the 21,757,578 warrants are vested and 15,507,578 warrants expire at various times through June 30, 2014, 250,000 warrants expire on May 8, 2014, 1 million warrants expire on June 20, 2014, 2.5 million warrants expire on October 25, 2014, and 2.5 million warrants expire on March 29, 2015.  The Company valued the May 2012 warrants using the Black-Scholes method with the following criteria: stock price of $0.26; strike price of $0.50; volatility 148% and interest rate of 0.27%. The criteria yielded an option value of $0.16 resulting in a value of $39,266 for the 250,000 warrants. The expense has been included in other general and administrative expenses in the consolidated statement of operations.

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

At June 30, 2013 and 2012, deferred tax assets consist of the following:

	2013	2012
Net operating loss carryforward	$4,495,399	$3,610,256
Warrant issuances	171,374	171,374
Other	22,604	23,775
Valuation allowance	(4,689,377)	(3,805,405)
	$-	$-

A reconciliation of the activity related to the liability for gross unrecognized tax benefits during fiscal 2013 and 2012 is as follows:

	Year ended June 30,
	2013	2012
Balance as of beginning of fiscal year	$164,869	$114,835
Increases related to prior year positions	-	50,034
Balance as of June 30,	$164,869	$164,869

The increase related to prior year positions recorded in 2012 was primarily related to expenses for warrants issued by the Company for services and represents a timing difference only.

At June 30, 2013, the Company had a net operating loss carryforwards in the amount of $13,221,763 available to offset future taxable income through 2032, which will begin to expire in 2022. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended June 30, 2013 and 2012 is summarized as follows:

	2013	2012
Tax on income before income tax	34.00%	34.00%
Effect of nontemporary differences	(0.66)%	(1.04)%
Effect of NOL true-up adjustment	(14.48)%	0.00%
Change in valuation allowance	(18.86)%	(32.96)%
	0.00%	0.00%

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

On August 29, 2011, the Company filed a complaint in the Court, against Master Card, Inc. (“MasterCard”) and Visa, Inc. (“Visa”) alleging patent infringement on the 464 patent.  The Company is seeking the following relief from MasterCard and Visa:

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

 The Company has served a claim for damages and paid up royalty for an aggregate amount of $13.4 billion in connection with its patent infringement litigation against Mastercard and Visa, Inc. In October 2013, the Court held that the Defendants did not infringe on the ‘464 Patent. The Company believes this holding is in error and plans to appeal the ruling.

The Company intends to continue to vigorously pursue its infringement claim in the Visa and MasterCard case.