Form 10-Q
period 2013-09-30
SmartMetric, Inc.
filed 2013-11-19
CIK 1301991

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

As of October 23, 2013, there were 158,968,991 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed consolidated balance sheets as of September 30, 2013 (unaudited) and June 30, 2013	F-1
	Condensed consolidated statements of operations for the three months ended September 30, 2013 and 2012 (unaudited) and for the period from December 18, 2002 (inception) through September 30, 2013 (unaudited)	F-2
	Condensed consolidated statements of cash flows for the three months ended September 30, 2013 and 2012 (unaudited) and for the period from December 18, 2002 (inception) through September 30, 2013 (unaudited)	F-3
	Condensed consolidated statements of changes in stockholders’ equity (deficit) for the period December 18, 2002 (inception) through September 30, 2013 (unaudited)	F-4
	Notes to condensed consolidated financial statements (unaudited)	F-5 - F-15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	5
Item 4.	Controls and Procedures	5

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	6
Item 1A.	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Mine Safety Disclosures	7
Item 5.	Other Information	7
Item 6.	Exhibits	8
	Signatures	9

2

PART I — FINANCIAL INFORMATION

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	June 30,
	2013	2013

Assets
Current assets:
Cash	$161,074	$804,257
Prepaid expenses and other current assets	660,268	799,699

Total current assets	821,342	1,603,956

Other assets:
Patent costs, less accumulated amortization of $13,500 and $13,125, respectively	1,500	1,875

Total assets	$822,842	$1,605,831

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$193,848	$262,648
Liability for stock to be issued	356,452	216,978
Deferred Officer salary	61,681	61,681
Shareholder loan	21,572	21,572

Total current liabilities	633,553	562,879

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 210,000 shares issued and outstanding	210	400
Common stock, $.001 par value; 200,000,000 shares authorized, 158,242,325 and 147,698,950 shares issued and outstanding , respectively	158,242	147,699
Additional paid-in capital	17,014,894	16,859,447
Deficit accumulated during the development stage	(16,984,057)	(15,964,594)

Total Stockholders' equity	189,289	1,042,952

Total liabilities and stockholders' equity	$822,842	$1,605,831

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Statements Of Operations

(Unaudited)

			During the
	Three	Three	Development
	Months	Months	Stage
	Ended	Ended	December
	September	September	18, 2002 to
	30,	30,	September 30,
	2013	2012	2013

Revenues	$-	$-	$-

Expenses:
Officer's salary	47,500	42,500	1,520,000
Other general and administrative	657,078	821,440	12,430,439
Research and development	314,885	85,816	2,971,792

Total operating expenses	1,019,463	949,756	16,922,231

Loss from operations	(1,019,463)	(949,756)	(16,922,231)

Interest income	-	-	657
Interest expense	-	-	(62,483)

Loss before income taxes	(1,019,463)	(949,756)	(16,984,057)

Income taxes	-	-	-

Net loss	$(1,019,463)	$(949,756)	$(16,984,057)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	155,805,673	119,310,542

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			During the
			Development
	Three Months	Three Months	Stage
	Ended	Ended	(December
	September	September	18, 2002) to
	30,	30,	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2013	2012	2013
Net loss	$(1,019,463)	$(949,756)	$(16,984,057)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	15,984
Amortization	375	375	13,500
Common stock and warrants issued and issuable for services	42,326	564,402	5,954,312
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	139,431	(137,033)	(660,268)
Increase (decrease) in accounts payable and accrued expenses	(68,800)	24,219	193,848
Increase (decrease) in deferred officer's salary	-	-	61,681
Increase (decrease) in payroll taxes and related fees	-	(16,551)	-

Net cash used in operating activities	(906,131)	(514,344)	(11,402,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)
Net cash used in investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	60,000
Loans from related parties	-	-	94,493
Repayments of loans from related parties	-	-	(72,921)
Proceeds from sale of common stock	123,474	171,758	11,156,634
Liability for stock to be issued	139,474	63,495	356,452

Net cash provided by financing activities	262,948	235,253	11,594,658

NET (DECREASE) INCREASE IN CASH	(643,183)	(279,091)	161,074

CASH
BEGINNING OF PERIOD	804,257	889,589	-

END OF PERIOD	$161,074	$610,498	$161,074

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$62,483

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable and accrued interest to common stock	$-	$-	$62,400
Issuance of preferred stock and reduction of additional paid in capital for patent	$-	$-	$400

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statement of Changes In Stockholders' Equity (Deficit)

For The Period Ended September 30, 2013 with Cumulative Totals Since December 18, 2002 (Inception)

								Deficit
								Accumulated
			Class A		Common		Additional	During
	Preferred Stock		Common Stock		Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, December 18, 2002	-	$-	-	-	-	$-	$-	$-	$-

Net loss for the period December 18, 2002 (inception) through June 30, 2003	-	-	-	-	-	-	-	(60)	(60)

Balance June 30, 2003	-	-	-	-	-	-	-	(60)	(60)

Shares issued of Class A Common stock	-	-	50,000,000	50,000	-	-	-	-	50,000

Shares issued of common stock for cash	-	-	-	-	8,560,257	8,560	77,042	-	85,602

Net loss for the year	-	-	-	-	-	-	-	(35,978)	(35,978)

Balance, June 30,2004	-	-	50,000,000	50,000	8,560,257	8,560	77,042	(36,038)	99,564

Costs associated with sale of common stock subject to possible rescission	-	-	-	-	-	-	(95,877)	-	(95,877)
Total Stockholders' deficit
Net loss for the year	-	-	-	-	-	-	-	(258,355)	(258,355)

Balance June 30,2005	-	-	50,000,000	50,000	8,560,257	8,560	(18,835)	(294,393)	(254,668)

Shares issued of common stock for cash, net of offering costs of $138,509	-	-	-	-	936,112	936	1,197,361	-	1,198,297

Shares issued of common stock for services rendered	-	-	-	-	20,000	20	19,980	-	20,000

Conversion of loan payable and accrued interest to common shares	-	-	-	-	40,000	40	62,360	-	62,400

Conversion of Class A common shares to common shares	-	-	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,225,045)	(1,225,045)

Balance June 30, 2006	-	-	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Shares issued of common stock for cash	-	-	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued of common stock for services rendered	-	-	-	-	191,505	192	(192)	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,050,189)	(1,050,189)

Balance June 30, 2007	-	-	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Shares issued of common stock for cash	-	-	-	-	6,629,634	6,629	1,293,595	-	1,300,224

Shares issued of common stock for services rendered	-	-	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for the year	-	-	-	-	-	-	-	(1,397,056)	(1,397,056)

Balance June 30, 2008	-	-	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of shares from temporary equity to common stock	-	-	-	-	160,837	161	241,095	-	241,256

Shares issued of common stock for cash	-	-	-	-	4,412,596	4,413	438,931	-	443,344

Shares issued of common stock for services rendered	-	-	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for the year	-	-	-	-	-	-	-	(1,103,089)	(1,103,089)

Balance June 30, 2009	-	-	-	-	75,546,222	75,546	4,569,388	(5,069,772)	(424,838)

Shares issued for patent	200,000	200	-	-	-	-	(200)	-	-

Net cash (used in) investing activities common stock for cash	-	-	-	-	8,808,000	8,808	431,592		440,400

Shares issued of common stock for services rendered	-	-	-	-	4,858,333	4,858	395,556	-	400,414

Warrants issued for services							337,750		337,750

Net loss for the year	-	-	-	-	-	-	-	(1,611,652)	(1,611,652)

Balance June 30, 2010	200,000	200	-	-	89,212,555	89,212	5,734,086	(6,681,424)	(857,926)

Shares issued of common stock and warrants for cash	-	-	-	-	10,264,030	10,264	1,851,014	-	1,861,278

Shares issued of common stock for services rendered	-	-	-	-	2,225,750	2,226	604,461	-	606,687

Net loss for the year	-	-	-	-	-	-	-	(1,885,040)	(1,885,040)

Balance June 30, 2011	200,000	200	-	-	101,702,335	101,702	8,189,561	(8,566,464)	(275,001)

Shares issued of common stock and warrants for cash	-	-	-	-	13,149,250	13,149	2,240,635	-	2,253,784

Shares issued of common stock and warrants for services rendered	-	-	-	-	4,123,087	4,124	1,226,816	-	1,230,940

Net loss for the period	-	-	-	-	-	-	-	(2,709,913)	(2,709,913)

Balance June 30, 2012	200,000	$200	-	$-	118,974,672	$118,975	$11,657,012	$(11,276,377)	$499,810

Shares issued for patent	200,000	200	-	-	-	-	(200)	-	-

Shares issued of common stock and warrants for services rendered	-	-	-	-	13,344,760	13,345	2,779,791	-	2,793,136

Shares issued of common stock and warrants for cash	-	-	-	-	15,379,518	15,379	2,422,844	-	2,438,223

Net loss for the period	-	-	-	-	-	-	-	(4,688,217)	(4,688,217)

Balance June 30, 2013	400,000	$400	-	$-	147,698,950	$147,699	$16,859,447	$(15,964,594)	$1,042,952

Conversion of preferred stock to common stock	(190,000)	(190)	-	-	9,500,000	9,500	(9,310)	-	-

Shares issued of common stock and warrants for services rendered	-	-	-	-	130,875	131	19,669	-	19,800

Shares issued of common stock and warrants for cash	-	-	-	-	912,500	912	145,088	-	146,000

Net loss for the period	-	-	-	-	-	-	-	(1,019,463)	(1,019,463)

Balance September 30, 2013	210,000	$210	-	$-	158,242,325	$158,242	$17,014,894	$(16,984,057)	$189,289

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, as filed with the Securities and Exchange Commission.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $1,019,463 and $949,756 for the three months ended September 30, 2013 and 2012 respectively, and has incurred a cumulative loss of $16,984,057 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of September 30, 2013 no accrual for uncertain income tax positions is necessary.

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

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reclassifications

Certain amounts in the 2013 condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year condensed consolidated financial statements. These reclassifications had no effect on previously reported results.

NOTE 3 -       PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements and expire through September 2014, as well as advance rental payments.  The Company issued common stock and warrants as consideration for the consulting services, and were valued based on the stock price or computed warrant value at the time of the respective agreements.

NOTE 4 -       PATENT COSTS

Patent costs as of September 30, 2013 and June 30, 2013 are summarized as follows:

	Estimated Useful Lives ( Years)	September 30, 2013	June 30, 2013

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(13,500)	(13,125)
Patent costs, net		$1,500	$1,875

Amortization expense was $375 for the three months ended September 30, 2013 and 2012, respectively.

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

During September 2013, the Company acquired license rights to ACI's BioCentric Cloud Device technology in consideration of the Company's intent to issue to ACI of 200,000 shares of its Series B Convertible Preferred Stock. As of the filing date, the Company has not increased its amount of Series B Convertible Preferred Stock shares and, accordingly, these shares have not been issued.

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Lease Agreement

In February 2012, the company entered into a facilities lease in Buenos Aires, Argentina for its manufacturing activities. The lease term is from March 1, 2012 through January 31, 2015. The Company also utilizes offices in Australia, Israel and Las Vegas, Nevada. The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the three months ended September 30, 2013 and 2012 was $31,631 and $24,358 respectively. Total minimum future rental payments under all leases with terms in excess of one year are as follows:

Year ending June 30,	Amount

2014	$53,071
2015	48,558
Total	$187,297

  Related Party Transactions

The Company’s president has made cash advances to the Company with an aggregate amount due of $21,572 at September 30, 2013 and June 30, 2013.  These advances bear interest at 5.00% per annum.

The Company has accrued $61,681 at September 30, 2013 and June 30, 2013 for accrued but unpaid Officer salary.

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 -       STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2013, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 210,000 shares issued and outstanding.

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

In July 2013, ACI elected to convert 190,000 shares of Series B Convertible Preferred Stock, issued in 2012, into 9,500,000 shares of the Company’s common stock.

 During September 2013, the Company acquired license rights to ACI's BioCentric Cloud Device technology in consideration of the Company's intent to issue to ACI of 200,000 shares of its Series B Convertible Preferred Stock. As of the filing date, the Company has not increased its amount of Series B Convertible Preferred Stock shares and, accordingly, these shares have not been issued.

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In accordance with Staff Accounting Bulletin (“SAB”) topic 5G “Transfers of Non-monetary Assets by Promoters and Shareholders” the Company recorded these transactions at ACI’s carrying basis of the Patents, which was $0.

Class A Common Stock

As of September 30, 2013, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001. The articles of incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, and again in 2009 to increase the number of authorized shares to 200,000,000.

As of September 30, 2013, the Company has 158,242,325 shares of common stock issued and outstanding.

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

In the year ended June 30, 2012, the Company sold 271.05 units (representing 13,552,850 shares of stock and warrants to purchase an additional 13,552,850 shares), for net proceeds of $2,208,459. In addition, the Company issued 3,278,213 shares of common stock for legal and consulting services at a value of $972,006.

During the three months ended June 30, 2012, the Company authorized the issuance of 3,881,978 shares for services. These shares ranged in value from $0.05 to $0.26.

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 -       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

During the three months ended September 30, 2012, the Company sold 860,000 shares and twelve month warrants to purchase an additional 860,000 shares at $0.80 per share for net proceeds of $171,758.

During the three months ended September 30, 2012, the Company authorized the issuance of 4,379,122 shares for legal and consulting services valued at $627,899, based on the stock price at the time of the respective agreements underlying the services provided.

During the three months ended December 31, 2012, the Company sold for cash 200,000 shares and twelve month warrants to purchase an additional 200,000 shares at $0.80 per share. The Company also sold for cash 125,000 shares and twelve month warrants to purchase an additional 125,000 shares at $0.50 per share. Total net proceeds received was $60,041.

During the three months ended December 31, 2012, the Company authorized the issuance of 5,575,000 shares for consulting services valued at $1,115,000, based on the stock price at the time of the respective agreements underlying the services provided.

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

During the three months ended September 30, 2013, the Company sold for cash 515,367 shares and twelve month warrants to purchase an additional 515,367 shares at $0.50 per share for net proceeds of $123,474.

During the three months ended September 30, 2013, the Company issued 130,875 shares for consulting services, valued based on the stock price at the time of the respective agreements underlying the services provided.

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

As of September 30, 2013 and June 30, 2013, the following is a breakdown of the activity:

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 -       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

September 30, 2013:

Outstanding - beginning of period	21,757,578
Issued	515,366
Exercised	-
Expired	(860,000)

Outstanding - end of period	21,412,944

June 30, 2013:

Outstanding - beginning of year	18,802,820
Issued	16,507,578
Exercised	-
Expired	(13,552,820)

Outstanding - end of year	21,757,578

At September 30, 2013, all of the 21,412,944 warrants are vested and 15,162,944 warrants expire at various times through September 30, 2014, 250,000 warrants expire on May 8, 2014, 1 million warrants expire on June 20, 2014, 2.5 million warrants expire on October 25, 2014, and 2.5 million warrants expire on March 29, 2015.

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

 On August 29, 2011, the Company filed a complaint in the United States District Court, Central District of California, against Master Card, Inc. (“MasterCard”) and Visa, Inc. (“Visa”) alleging patent infringement on the ‘464 Patent (the “August 2012 Case”).  The Company is seeking the following relief from MasterCard and Visa:

1.	For an order pursuant to 35 U.S.C. section 271 declaring that both MasterCard and Visa have infringed one or more claims of the ‘464 Patent;
2.	An award of actual damages the Company has suffered by reason of the infringement charged in the complaint in an amount not less than a reasonable royalty on both MasterCard’s and Visa’s infringement of the ‘464 Patent:
3.	An award to the Company of its costs; and
4.	Such other relief as the Court may deem just and proper.

In the prior Visa and MasterCard Case and AMEX case, the Court excluded “contactless” credit card/pay system from the scope of the ‘464 patent claims..  In the August 2012 Case, the Company charged that VISA and MasterCard’s EMV debit/credit card systems infringe the ‘464 Patent.  These systems do allow for physical insertion of an EMV/credit card into a recess of a data card reader.

The Company has presented a claim for damages and a paid up royalty in the amount of $13.4 billion in connection with its patent infringement litigation against MasterCard and Visa, Inc. In October 2013, the Court held that the Defendants did not infringe on the ‘464 Patent. The Company believes this ruling is in error and has appealed the ruling.

VISA and MasterCard have, subsequent to our lodging an appeal, asked the District Court to award them attorneys' fees and costs approximating $3 million. SmartMetric is opposing this request, which SmartMetric believes is without merit because SmartMetric filed its suit in good faith, and has litigated the case in an objectively reasonable manner. SmartMetric expects the issue to be argued on December 9, 2013, and decided then, or soon thereafter.

SmartMetric’s opening brief on appeal must be filed by December 23, 2013 and the Company intends to file by that date. If Defendants file their opposition by the end of February, 2014, it is expected that oral argument of the appeal before the Court will be in June or July 2014.

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

The Company is currently concentrating on building out its manufacturing facility that will be incorporating SmartMetric’s advanced manufacturing processes.  We expect to begin mass production of our product by February 2014, however this is dependent on a number of factors including the supply of specific silicon based components that may require a modest longer lead time then original planned.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

Revenue and Net Loss

For the three months ended September 30, 2013, there was no revenue and a net loss of $1,019,463.  For the three months ended September 30, 2012, there was no revenue and a net loss of $949,756.  This increased loss of $69,707 or 7.3% resulted primarily from higher research and development expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013 were $657,078, a decrease of $164,362 or 20.0% compared to $821,440 for the comparable period in 2012. This decrease was primarily attributed to lower consulting expenses.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2013 were $314,885, an increase of $229,069 or 266.9% compared to $85,816 for the comparable period in 2012.   This increase was primarily attributable to higher engineering expenses.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2013 was $0, unchanged from the comparable period in 2012.

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

At September 30, 2013, the Company had an accumulated deficit of $16,984,057 and it is likely that the Company will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

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

Cash

Our cash balance was $161,074 at September 30, 2013 compared with $804,257 at June 30, 2013.   The decrease was primarily attributable to higher general and administrative expenses and no revenues.

Net cash used in operating activities

Net cash used in operating activities was $906,131 for the three months ended September 30, 2013, an increase of $391,787 or 76.2% from the comparable period in 2012.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for the three months ended September 30, 2013, unchanged from the comparable period in 2012.

Net cash provided by financing activities

Net cash provided by financing activities was $262,948 for the three months ended September 30, 2013, an increase of $27,695 or 11.8% from the comparable period in 2012.  The increase was based on higher private placement equity shares.

Contractual Obligations and Off-Balance Sheet Arrangements.

There were no off-balance sheet arrangements as of September 30, 2013 and June 30, 2013.

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

Intangible assets

During September 2013, the Company acquired license rights to ACI's BioCentric Cloud Device technology in consideration of the Company's intent to issue to ACI of 200,000 shares of its Series B Convertible Preferred Stock. As of the filing date, the Company has not increased its amount of Series B Convertible Preferred Stock shares and, accordingly, these shares have not been issued.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these investments.  At September 30, 2013, we had approximately $161,074 in cash and cash equivalents.  A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In order to correct the foregoing deficiencies, we plan to take the following remediation measures:

1.	We have committed to the establishment of effective internal audit functions, however, due to the limited resources of the Company and the limited operations, we plan to defer the establishment of an effective internal audit function until our product is ready for production and sale.
2.	Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by capable individuals.

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of September 30, 2013, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of September 30, 2013.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at September 30, 2013.

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

Changes in Internal Controls

During the three months ended September 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

 On August 29, 2011, the Company filed a complaint in the United States District Court, Central District of California, against Master Card, Inc. (“MasterCard”) and Visa, Inc. (“Visa”) alleging patent infringement on the ‘464 Patent (the “August 2012 Case”).  The Company is seeking the following relief from MasterCard and Visa:

1.	For an order pursuant to 35 U.S.C. section 271 declaring that both MasterCard and Visa have infringed one or more claims of the ‘464 Patent;
2.	An award of actual damages the Company has suffered by reason of the infringement charged in the complaint in an amount not less than a reasonable royalty on both MasterCard’s and Visa’s infringement of the ‘464 Patent:
3.	An award to the Company of its costs; and
4.	Such other relief as the Court may deem just and proper.

In the prior Visa and MasterCard Case and AMEX case, the Court excluded “contactless” credit card/pay system from the scope of the ‘464 patent claims..  In the August 2012 Case, the Company charged that VISA and MasterCard’s EMV debit/credit card systems infringe the ‘464 Patent.  These systems do allow for physical insertion of an EMV/credit card into a recess of a data card reader.

The Company has presented a claim for damages and a paid up royalty in the amount of $13.4 billion in connection with its patent infringement litigation against MasterCard and Visa, Inc. In October 2013, the Court held that the Defendants did not infringe on the ‘464 Patent. The Company believes this ruling is in error and has appealed the ruling.

VISA and MasterCard have, subsequent to our lodging an appeal, asked the District Court to award them attorneys' fees and costs approximating $3 million. SmartMetric is opposing this request, which SmartMetric believes is without merit because SmartMetric filed its suit in good faith, and has litigated the case in an objectively reasonable manner. SmartMetric expects the issue to be argued on December 9, 2013, and decided then, or soon thereafter.

SmartMetric’s opening brief on appeal must be filed by December 23, 2013, and intends to file by that date. If Defendants file their opposition by the end of February, 2014, it is expected that oral argument of the appeal before the Court will be in June or July 2014.

Item 1A. RISK FACTORS

Not Applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes the securities that we sold during the three months ended September 30, 2013 without registering the securities under the Securities Act:

During the three months ended September 30, 2013, the Company sold for cash 515,367 shares and twelve month warrants to purchase an additional 515,367 shares at $0.50 per share for net proceeds of $123,474.

During the three months ended September 30, 2013, the Company issued 130,875 shares for consulting services.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

N/A.

Item 5. OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended September 30, 2013 which were not disclosed on such form.

Item 6. EXHIBITS

The following exhibits are attached to this Form 10-Q and made a part hereof.

Exhibit No.	Description

31.1	Certification of SmartMetric’s Chief Executive Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certificate of SmartMetric’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of SmartMetric’s Chief Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

32.2	Certification of SmartMetric’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Dated: November 19, 2013	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 19, 2013	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)

