Form 10-Q
period 2013-12-31
SmartMetric, Inc.
filed 2014-02-19
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2013

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission File No.  000-54853

SMARTMETRIC, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	05-0543557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1150 Kane Concourse, Suite 401, Bay Harbor Islands, FL 33154
(Address of principal executive offices)

(305) 495-7190
(Issuer’s telephone number)

101 Convention Center Drive, Las Vegas, NV 89109
Former Name, former address and former fiscal year, if changed since last report

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

As of January 15, 2014, there were 162,141,517 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed consolidated balance sheets as of December 31, 2013 (unaudited) and June 30, 2013	F-1

Condensed consolidated statements of operations for the three and six months ended December 31, 2013 and 2012 (unaudited) and for the period from December 18, 2002 (inception) through December 31, 2013 (unaudited)
		F-2

Condensed consolidated statements of cash flows for the six months ended December 31, 2013 and 2012 (unaudited) and for the period from December 18, 2002 (inception) through December 31, 2013  (unaudited)
		F-3
	Condensed consolidated statements of changes in stockholders’ equity (deficit) for the period December 18, 2002 (inception) through December 31, 2013 (unaudited)	F-4
	Notes to condensed consolidated financial statements (unaudited)	F-7 - F-17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	5
Item 4.	Controls and Procedures	6

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	7
Item 1A.	Risk Factors	7
Item 2.	Unregistered sales of equity securities and use of proceeds	7
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Mine Safety Disclosures	8
Item 5.	Other Information	8
Item 6.	Exhibits	8
	Signatures	9

2

PART I — FINANCIAL INFORMATION

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2013	2013
	(Unaudited)
Assets
Current assets:
Cash	$-	$804,257
Prepaid expenses and other current assets	852,808	799,699

Total current assets	852,808	1,603,956

Other assets:
Patent costs, less accumulated amortization
of $13,875 and $13,125, respectively	1,125	1,875

Total assets	$853,933	$1,605,831

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$226,715	$262,648
Liability for stock to be issued	469,455	216,978
Deferred Officer salary	61,681	61,681
Shareholder loan	45,573	21,572
Payroll taxes and related fees	(4,142)	-

Total current liabilities	799,282	562,879

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares
authorized, 210,000 and 400,000 shares issued and outstanding, respectively	210	400
Common stock, $.001 par value; 200,000,000 shares
authorized, 161,036,491 and 147,698,950
shares issued and outstanding , respectively	161,036	147,699
Additional paid-in capital	17,568,000	16,859,447
Deficit accumulated during the development stage	(17,674,595)	(15,964,594)

Total Stockholders' equity	54,651	1,042,952

Total liabilities and stockholders' equity	$853,933	$1,605,831

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statement Of Operations
(Unaudited)

					Development
	Six Months	Six Months	Three Months	Three Months	Stage
	Ended	Ended	Ended	Ended	18-Dec-02
	December	December	December	December	(inception) to
	31,	31,	31,	31,	December 31,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

Expenses:
Officer's salary	95,000	86,667	47,500	44,167	1,567,500
Other general and administrative	1,236,424	2,041,810	579,346	1,220,370	13,009,785
Research and development	378,577	297,048	63,692	211,232	3,035,484

Total operating expenses	1,710,001	2,425,525	690,538	1,475,769	17,612,769

Loss from operations	(1,710,001)	(2,425,525)	(690,538)	(1,475,769)	(17,612,769)

Interest income	-	-	-	-	657
Interest expense	-	-	-	-	(62,483)

Loss before income taxes	(1,710,001)	(2,425,525)	(690,538)	(1,475,769)	(17,674,595)

Income taxes	-	-	-	-	-

Net loss	$(1,710,001)	$(2,425,525)	$(690,538)	$(1,475,769)	$(17,674,595)

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	157,945,946	124,265,236	160,086,219	127,586,641

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			During the
			Development
	Six Months	Six Months	Stage
	Ended	Ended	(December
	December	December	18, 2002) to
	31,	31,	December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,710,001)	$(2,425,525)	$(17,674,595)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	-	-	15,984
Amortization	750	750	13,875
Common stock and warrants issued and issuable for services	479,526	1,760,337	6,391,512
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	(53,109)	(763,123)	(852,808)
Increase (decrease) in accounts payable and accrued expenses	(35,933)	64,830	226,715
Increase (decrease) in deferred officer's salary payable	-	(15,833)	61,681
Increase (decrease) in payroll taxes and related fees payable	(4,142)	(16,551)	(4,142)

Net cash used in operating activities	(1,322,909)	(1,395,115)	(11,819,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)
Net cash used in investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	60,000
Loans from related parties	-	-	94,493
Proceeds (repayments) of loans from related parties	24,001	-	(48,920)
Proceeds from sale of common stock	242,174	231,799	11,275,334
Liability for stock to be issued	252,477	356,636	469,455

Net cash provided by financing activities	518,652	588,435	11,850,362

NET (DECREASE) INCREASE IN
CASH	(804,257)	(806,680)	-

CASH
BEGINNING OF PERIOD	804,257	889,589	-

END OF PERIOD	$-	$82,909	$-

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$62,483

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable and accrued interest to common stock	$-	$-	$62,400
Issuance of preferred stock and reduction of additional paid in capital for patent	$-	$200	$400

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Changes In Stockholders' Equity (Deficit)
For The Period Ended December 31, 2013 with Cumulative Totals Since December 18, 2002 (Inception)

								Deficit
								Accumulated
			Class A		Common		Additional	During
	Preferred Stock		Common Stock		Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, December 18, 2002	-	$-	-	-	-	$-	$-	$-	$-

Net loss for the period December 18, 2002 (inception) through June 30, 2003	-	-	-	-	-	-	-	(60)	(60)

Balance June 30, 2003	-	-	-	-	-	-	-	(60)	(60)

Shares issued of Class A Common stock	-	-	50,000,000	50,000	-	-	-	-	50,000

Shares issued of common stock for cash	-	-	-	-	8,560,257	8,560	77,042	-	85,602

Net loss for the year	-	-	-	-	-	-	-	(35,978)	(35,978)

Balance, June 30, 2004	-	-	50,000,000	50,000	8,560,257	8,560	77,042	(36,038)	99,564

Costs associated with sale of common stock subject to possible rescission	-	-	-	-	-	-	(95,877)	-	(95,877)
Total Stockholders' deficit
Net loss for the year	-	-	-	-	-	-	-	(258,355)	(258,355)

Balance June 30, 2005	-	-	50,000,000	50,000	8,560,257	8,560	(18,835)	(294,393)	(254,668)

Shares issued of common stock for cash, net of offering costs of $138,509	-	-	-	-	936,112	936	1,197,361	-	1,198,297

Shares issued of common stock for services rendered	-	-	-	-	20,000	20	19,980	-	20,000

Conversion of loan payable and accrued interest to common shares	-	-	-	-	40,000	40	62,360	-	62,400

Conversion of Class A common shares to common shares	-	-	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,225,045)	(1,225,045)

Balance June 30, 2006	-	-	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

								Deficit
								Accumulated
			Class A		Common		Additional	During
	Preferred Stock		Common Stock		Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Shares issued of common stock for cash	-	-	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued of common stock for services rendered	-	-	-	-	191,505	192	(192)	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,050,189)	(1,050,189)

Balance June 30, 2007	-	-	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Shares issued of common stock for cash	-	-	-	-	6,629,634	6,629	1,293,595	-	1,300,224

Shares issued of common stock for services rendered	-	-	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for the year	-	-	-	-	-	-	-	(1,397,056)	(1,397,056)

Balance June 30, 2008	-	-	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of shares from temporary equity to common stock	-	-	-	-	160,837	161	241,095	-	241,256

Shares issued of common stock for cash	-	-	-	-	4,412,596	4,413	438,931	-	443,344

Shares issued of common stock for services rendered	-	-	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for the year	-	-	-	-	-	-	-	(1,103,089)	(1,103,089)

Balance June 30, 2009	-	-	-	-	75,546,222	75,546	4,569,388	(5,069,772)	(424,838)

Shares issued for patent	200,000	200	-	-	-	-	(200)	-	-

Net cash (used in) investing activities common stock for cash	-	-	-	-	8,808,000	8,808	431,592		440,400

Shares issued of common stock for services rendered	-	-	-	-	4,858,333	4,858	395,556	-	400,414

Warrants issued for services							337,750		337,750

Net loss for the year	-	-	-	-	-	-	-	(1,611,652)	(1,611,652)

Balance June 30, 2010	200,000	200	-	-	89,212,555	89,212	5,734,086	(6,681,424)	(857,926)

								Deficit
								Accumulated
			Class A		Common		Additional	During
	Preferred Stock		Common Stock		Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Shares issued of common stock and warrants for cash	-	-	-	-	10,264,030	10,264	1,851,014	-	1,861,278

Shares issued of common stock for services rendered	-	-	-	-	2,225,750	2,226	604,461	-	606,687

Net loss for the year	-	-	-	-	-	-	-	(1,885,040)	(1,885,040)

Balance June 30, 2011	200,000	200	-	-	101,702,335	101,702	8,189,561	(8,566,464)	(275,001)

Shares issued of common stock and warrants for cash	-	-	-	-	13,149,250	13,149	2,240,635	-	2,253,784

Shares issued of common stock and warrants for services rendered	-	-	-	-	4,123,087	4,124	1,226,816	-	1,230,940

Net loss for the period	-	-	-	-	-	-	-	(2,709,913)	(2,709,913)

Balance June 30, 2012	200,000	$200	-	$-	118,974,672	$118,975	$11,657,012	$(11,276,377)	$499,810

Shares issued for patent	200,000	200	-	-	-	-	(200)	-	-

Shares issued of common stock and warrants for services rendered	-	-	-	-	13,344,760	13,345	2,779,791	-	2,793,136

Shares issued of common stock and warrants for cash	-	-	-	-	15,379,518	15,379	2,422,844	-	2,438,223

Net loss for the period	-	-	-	-	-	-	-	(4,688,217)	(4,688,217)

Balance June 30, 2013	400,000	$400	-	$-	147,698,950	$147,699	$16,859,447	$(15,964,594)	$1,042,952

Shares issued for patent	(190,000)	(190)	-	-	9,500,000	9,500	(9,310)	-	-

Shares issued of common stock and warrants for services rendered	-	-	-	-	130,875	131	19,669	-	19,800

Shares issued of common stock and warrants for cash	-	-	-	-	912,500	912	145,088	-	146,000

Net loss for the period	-	-	-	-	-	-	-	(1,019,463)	(1,019,463)

Balance September 30, 2013	210,000	$210	-	$-	158,242,325	$158,242	$17,014,894	$(16,984,057)	$189,289

Shares issued of common stock and warrants for services rendered	-	-	-	-	1,595,000	1,595	338,305	-	339,900

Shares issued of common stock and warrants for cash	-	-	-	-	1,199,166	1,199	214,801	-	216,000

Net loss for the period	-	-	-	-	-	-	-	(690,538)	(690,538)

Balance December 31, 2013	210,000	$210	-	$-	161,036,491	$161,036	$17,568,000	$(17,674,595)	$54,651

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, as filed with the Securities and Exchange Commission.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained losses of $1,710,001 and $2,425,525 for the six months ended December 31, 2013 and 2012 respectively, and has incurred a cumulative loss of $17,674,595 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of December 31, 2013 no accrual for uncertain income tax positions is necessary.

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

NOTE 4 -         PATENT COSTS

Patent costs as of December 31, 2013 and June 30, 2013 are summarized as follows:

	Estimated Useful Lives (Years)	December 31, 2013	June 30, 2013

Legal fees paid in connection with patentApplications	10	$15,000	$15,000

Less: accumulated amortization		(13,875)	(13,125)
Patent costs, net		$1,125	$1,875

Amortization expense was $750 for the six months ended December 31, 2013 and 2012, respectively.

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

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lease Agreement

In February 2012, the company entered into a facilities lease in Buenos Aires, Argentina for its manufacturing activities. The lease term is from March 1, 2012 through January 31, 2015.  The Company also utilizes offices in Australia, Israel and Las Vegas, Nevada.  The Company’s main office is located in Bay Harbor Islands, Florida.  Rent expense under all leases for the six months ended December 31, 2013 and 2012 was $50,841 and $55,903 respectively. Total minimum future rental payments under all leases with terms in excess of one year are as follows:

Year ending June 30,	Amount

2014	$40,465
2015	48,558
Total	$187,297

Related Party Transactions

The Company’s president has made cash advances to the Company with an aggregate amount due of $45,573 and $21,572 at December 31, 2013 and June 30, 2013, respectively.  These advances bear interest at 5.00% per annum.

The Company has accrued $61,681 at December 31, 2013 and June 30, 2013 for accrued but unpaid Officer salary.

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 -         STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of December 31, 2013, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 210,000 shares issued and outstanding.

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

 Class A Common Stock

As of December 31, 2013, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001. The articles of incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, and again in 2009 to increase the number of authorized shares to 200,000,000.

As of December 31, 2013, the Company has 161,036,491 shares of common stock issued and outstanding.

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

During the three months ended December 31, 2013, the Company issued 1,595,000 shares for consulting services, valued at $339,900, based on the stock price at the time of the respective agreements underlying the services provided.

During the three months ended December 31, 2013, the Company sold for cash 660,000 shares and twelve month warrants to purchase an additional 660,000 shares at $0.50 per share for net proceeds of $118,700.

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

As of December 31, 2013 and June 30, 2013, the following is a breakdown of the activity:

SMARTMETRIC INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 -         STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

December 31, 2013:

Outstanding - beginning of period	21,757,578
Issued	515,366
Exercised	-
Expired	(860,000)

Outstanding - end of period	21,412,944

June 30, 2013:

Outstanding - beginning of year	18,802,820
Issued	16,507,578
Exercised	-
Expired	(13,552,820)

Outstanding - end of year	21,757,578

At December 31, 2013, all of the 21,412,944 warrants are vested and 15,162,944 warrants expire at various times through December 31, 2014, 250,000 warrants expire on May 8, 2014, 1 million warrants expire on June 20, 2014, 2.5 million warrants expire on October 25, 2014, and 2.5 million warrants expire on March 29, 2015.

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

In the prior Visa and MasterCard Case and AMEX case, the Court excluded “contactless” credit card/pay system from the scope of the ‘464 patent claims.  In the August 2012 Case, the Company charged that VISA and MasterCard’s EMV debit/credit card systems infringe the ‘464 Patent.  These systems do allow for physical insertion of an EMV/credit card into a recess of a data card reader.

The Company has presented a claim for damages and a paid up royalty in the amount of $13.4 billion in connection with its patent infringement litigation against MasterCard and Visa, Inc. In October 2013, the Court held that the Defendants did not infringe on the ‘464 Patent. The Company believes this ruling is in error and has appealed the ruling.

VISA and MasterCard have, subsequent to our lodging an appeal, asked the Court to award them attorneys' fees and costs approximating $3 million. SmartMetric is opposing this request, which SmartMetric believes is without merit because SmartMetric filed its suit in good faith, and has litigated the case in an objectively reasonable manner. SmartMetric expects the issue to be dealt with following the ruling on its motions for a finding of infringement and a finding of an equitable prepaid royalty against the defendants Visa, Inc. and MasterCard International which is currently before the Federal Circuit Court.

SmartMetric’s opening brief on appeal was filed in the Federal Circuit Court in December 2013.  If Defendants file their reply brief by the end of March 2014 as agreed, it is expected that a hearing of oral argument of the appeal before the Court will be heard in June or July 2014.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2013 and 2012

Revenue and Net Loss

For the three months ended December 31, 2013, there was no revenue and a net loss of $690,538. For the three months ended December 31, 2012, there was no revenue and a net loss of $1,475,769. This decreased loss of $785,231 or 53.2% resulted primarily from lower general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2013 were $579,346, a decrease of $641,024 or 52.5% compared to $1,220,370 for the comparable period in 2012. This decrease was primarily attributed to lower consulting expenses.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2013 were $63,692, a decrease of $147,540 or 69.8% compared to $211,232 for the comparable period in 2012. This decrease was primarily attributable to lower engineering expenses.

Income Tax Expense

Income tax expense for the three months ended December 31, 2013 was $0, unchanged from the comparable period in 2012.

Comparison of the Six Months Ended December 31, 2013 and 2012

Revenue and Net Loss

For the six months ended December 31, 2013, there was no revenue and a net loss of $1,710,001.  For the six months ended December 31, 2012, there was no revenue and a net loss of $2,425,525.  This decreased loss of $715,524 or 29.5% resulted primarily from lower general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2013 were $1,236,424, a decrease of $805,386 or 39.4% compared to $2,041,810 for the comparable period in 2012. This decrease was primarily attributed to lower consulting expenses.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2013 were $378,577, an increase of $81,529 or 27.4% compared to $297,048 for the comparable period in 2012.   This increase was primarily attributable to higher engineering expenses.

Income Tax Expense

Income tax expense for the six months ended December 31, 2013 was $0, unchanged from the comparable period in 2012.

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

At December 31, 2013, the Company had an accumulated deficit of $17,674,595 and it is likely that the Company will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

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

Cash

Our cash balance was $0 at December 31, 2013 compared with $804,257 at June 30, 2013.   The decrease was primarily attributable to higher general and administrative expenses and no revenues.

Net cash used in operating activities

Net cash used in operating activities was $1,322,909 for the six months ended December 31, 2013, a decrease of $72,706, or 5.2% from the comparable period in 2012.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for the six months ended December 31, 2013, unchanged from the comparable period in 2012.

Net cash provided by financing activities

Net cash provided by financing activities was $518,652 for the six months ended December 31, 2013, a decrease of $69,783 or 11.9% from the comparable period in 2012.  The decrease was based on lower private placement equity shares.

Contractual Obligations and Off-Balance Sheet Arrangements.

There were no off-balance sheet arrangements as of December 31, 2013 and June 30, 2013.

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

Intangible assets

SmartMetric issued 200,000 of its series B convertible preferred shares to ACI during the period in exchange for the BioCentric Cloud patent.  During September 2013, the Company acquired license rights to ACI's BioCentric Cloud Device technology in consideration of the Company's intent to issue to ACI of 200,000 shares of its Series B Convertible Preferred Stock. As of the filing date, the Company has not increased its amount of Series B Convertible Preferred Stock shares and, accordingly, these shares have not been issued.

Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these investments.  At December 31, 2013, we had approximately $0 in cash and cash equivalents.  A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of December 31, 2013, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of December 31, 2013.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at December 31, 2013.

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

Changes in Internal Controls

During the six months ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

VISA and MasterCard have, subsequent to our lodging an appeal, asked the Court to award them attorneys' fees and costs approximating $3 million. SmartMetric is opposing this request, which SmartMetric believes is without merit because SmartMetric filed its suit in good faith, and has litigated the case in an objectively reasonable manner. SmartMetric expects the issue to be dealt with following the ruling on its motions for a finding of infringement and a finding of an equitable prepaid royalty against the defendants Visa, Inc. and MasterCard International which is currently before the Federal Circuit Court.

SmartMetric’s opening brief on appeal was filed in the Federal Circuit Court in December 2013.  If Defendants file their reply brief by the end of March 2014 as agreed, it is expected that a hearing of oral argument of the appeal before the Court will be heard in June or July 2014.

Item 1A.                     RISK FACTORS

Not Applicable.

Item 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes the securities that we sold during the three months ended December 31, 2013 without registering the securities under the Securities Act:

During the three months ended December 31, 2013, the Company sold for cash 660,000 shares and twelve month warrants to purchase an additional 660,000 shares at $0.50 per share for net proceeds of $118,700.

During the three months ended December 31, 2013, the Company issued 1,595,000 shares for consulting services.

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

Item 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                       MINE SAFETY DISCLOSURES

N/A.

Item 5.                       OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended December 31, 2013 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: February 19, 2014	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: February 19, 2014	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)

