Form 10-Q
period 2014-03-31
SmartMetric, Inc.
filed 2014-05-20
CIK 1301991

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission File No.  000-54853

SMARTMETRIC, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	05-0543557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3960 Howard Hughes Pkwy, Suite 500, Las Vegas, NV 89169
(Address of principal executive offices)

(305) 495-7190
(Issuer’s telephone number)

1150 Kane Concourse, Suite 401, Bay Harbor Islands, FL 33154
(Former name, former address and former fiscal year, if changed since last report

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

As of May 15, 2014, there were 165,136,517 shares issued and outstanding of the registrant’s common stock.

INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed consolidated balance sheets as of March 31, 2014 (unaudited) and June 30, 2013	F-1
	Condensed consolidated statements of operations for the three and nine months ended March 31, 2014 and 2013 (unaudited) and for the period from December 18, 2002 (inception) through March 31, 2014 (unaudited)	F-2
	Condensed consolidated statements of cash flows for the nine months ended March 31, 2014 and 2013 (unaudited) and for the period from December 18, 2002 (inception) through March 31, 2014 (unaudited)	F-3
	Condensed consolidated statements of changes in stockholders’ equity (deficit) for the period December 18, 2002 (inception) through March 31, 2014 (unaudited)	F-4
	Notes to condensed consolidated financial statements (unaudited)	F-5 - F-15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	7
Item 4.	Controls and Procedures	7

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	8
Item 1A.	Risk Factors	9
Item 2.	Unregistered sales of equity securities and use of proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Mine Safety Disclosures	9
Item 5.	Other Information	9
Item 6.	Exhibits	9
	Signatures	11

PART I — FINANCIAL INFORMATION

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash	$62,869	$804,257
Prepaid expenses and other current assets	337,741	799,699

Total current assets	400,610	1,603,956

Other assets:
Advances to shareholder	24,428	-
Patent costs, less accumulated amortization of $14,250 and $13,125, respectively	750	1,875

Total assets	$425,788	$1,605,831

Liabilities and Stockholders' (Deficit) Equity

Current liabilities:
Accounts payable and accrued expenses	$252,843	$262,648
Liability for stock to be issued	239,343	216,978
Deferred Officer salary	109,182	61,681
Shareholder loan	-	21,572

Total current liabilities	601,368	562,879

Commitments and contingencies

Stockholders' (deficit) equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 210,000 and 400,000 shares issued and outstanding	210	400
Common stock, $.001 par value; 200,000,000 shares authorized, 165,136,517 and 147,698,950 shares issued and outstanding, respectively	165,136	147,699
Additional paid-in capital	18,148,449	16,859,447
Deficit accumulated during the development stage	(18,489,375)	(15,964,594)

Total Stockholders' (deficit) equity	(175,580)	1,042,952

Total liabilities and stockholders' (deficit) equity	$425,788	$1,605,831

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Statements Of Operations

(Unaudited)

	Nine Months	Nine Months	Three Months	Three Months	Development
	Ended	Ended	Ended	Ended	Stage
					December
	March	March	March	March	18, 2002 to
	31,	31,	31,	31,	March 31,
	2014	2013	2014	2013	2014

Revenues	$-	$-	$-	$-	$-

Expenses:
Officer's salary	142,500	134,167	47,500	47,500	1,615,000
Other general and administrative	1,945,214	2,759,862	708,790	718,052	13,718,575
Research and development	437,067	640,698	58,490	343,650	3,093,974

Total operating expenses	2,524,781	3,534,727	814,780	1,109,202	18,427,549

Loss from operations	(2,524,781)	(3,534,727)	(814,780)	(1,109,202)	(18,427,549)

Interest income	-	-	-	-	657
Interest expense	-	-	-	-	(62,483)

Loss before income taxes	(2,524,781)	(3,534,727)	(814,780)	(1,109,202)	(18,489,375)

Income taxes	-	-	-	-	-

Net loss	$(2,524,781)	$(3,534,727)	$(814,780)	$(1,109,202)	$(18,489,375)

Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	159,722,082	127,364,526	163,349,821	133,700,852

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			During the
	Nine	Nine	Development
	Months	Months	Stage
	Ended	Ended	(December
	March	March	18, 2002) to
	31,	31,	March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,524,781)	$(3,534,727)	$(18,489,375)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	15,984
Amortization	1,125	1,125	14,250
Common stock and warrants issued and issuable for services	1,029,007	2,175,769	6,940,993
Interest accrued on convertible notes payable	-	-	2,400

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	461,958	(381,172)	(337,741)
(Increase) decrease in advances to shareholder	(24,428)	-	(24,428)
Increase (decrease) in accounts payable and accrued expenses	(9,805)	101,755	252,843
Increase (decrease) in deferred officer's salary	47,501	-	109,182
Increase (decrease) in payroll taxes and related fees	-	(16,551)	-

Net cash used in operating activities	(1,019,423)	(1,653,801)	(11,515,892)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(15,984)
Patent costs	-	-	(15,000)
Net cash used in investing activities	-	-	(30,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	60,000
Loans from related parties	-	20,000	94,493
Repayments of loans from related parties	(21,572)	-	(94,493)
Proceeds from sale of common stock	580,861	1,271,257	11,614,021
Liability for stock to be issued	(281,254)	(422,875)	(64,276)

Net cash provided by financing activities	278,035	868,382	11,609,745

NET (DECREASE) INCREASE IN CASH	(741,388)	(785,419)	62,869

CASH
BEGINNING OF PERIOD	804,257	889,589	-

END OF PERIOD	$62,869	$104,170	$62,869

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$62,483

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable and accrued interest to common stock	$-	$-	$62,400
Issuance of preferred stock and reduction of additional paid in capital for patent	$-	$200	$400
Conversion of Class A Common Stock to Common Stock	$-	$-	$50,000
Conversion of Series B Convertible Preferred Stock to Common Stock	$190	$-	$190

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statement of Changes In Stockholders' Equity (Deficit)

For The Period Ended December 31, 2013 with Cumulative Totals Since December 18, 2002 (Inception)

								Deficit
								Accumulated
			Class A		Common		Additional	During
	Preferred Stock		Common Stock		Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, December 18, 2002	-	$-	-	$-	-	$-	$-	$-	$-

Net loss for the period December 18, 2002 (inception) through June 30, 2003	-	-	-	-	-	-	-	(60)	(60)

Balance June 30, 2003	-	-	-	-	-	-	-	(60)	(60)

Shares issued of Class A Common stock	-	-	50,000,000	50,000	-	-	-	-	50,000

Shares issued of common stock for cash	-	-	-	-	8,560,257	8,560	77,042	-	85,602

Net loss for the year	-	-	-	-	-	-	-	(35,978)	(35,978)

Balance, June 30, 2004	-	-	50,000,000	50,000	8,560,257	8,560	77,042	(36,038)	99,564

Costs associated with sale of common stock subject to possible rescission	-	-	-	-	-	-	(95,877)	-	(95,877)
Total Stockholders' deficit
Net loss for the year	-	-	-	-	-	-	-	(258,355)	(258,355)

Balance June 30, 2005	-	-	50,000,000	50,000	8,560,257	8,560	(18,835)	(294,393)	(254,668)

Shares issued of common stock for cash, net of offering costs of $138,509	-	-	-	-	936,112	936	1,197,361	-	1,198,297

Shares issued of common stock for services rendered	-	-	-	-	20,000	20	19,980	-	20,000

Conversion of loan payable and accrued interest to common shares	-	-	-	-	40,000	40	62,360	-	62,400

Conversion of Class A common shares to common shares	-	-	(50,000,000)	(50,000)	50,000,000	50,000	-	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,225,045)	(1,225,045)

Balance June 30, 2006	-	-	-	-	59,556,369	59,556	1,260,866	(1,519,438)	(199,016)

Shares issued of common stock for cash	-	-	-	-	1,208,887	1,209	759,140	-	760,349

Shares issued of common stock for services rendered	-	-	-	-	191,505	192	(192)	-	-

Net loss for the year	-	-	-	-	-	-	-	(1,050,189)	(1,050,189)

Balance June 30, 2007	-	-	-	-	60,956,761	60,957	2,019,814	(2,569,627)	(488,856)

Shares issued of common stock for cash	-	-	-	-	6,629,634	6,629	1,293,595	-	1,300,224

Shares issued of common stock for services rendered	-	-	-	-	2,327,000	2,327	471,073	-	473,400

Net loss for the year	-	-	-	-	-	-	-	(1,397,056)	(1,397,056)

Balance June 30, 2008	-	-	-	-	69,913,395	69,913	3,784,482	(3,966,683)	(112,288)

Transfer of shares from temporary equity to common stock	-	-	-	-	160,837	161	241,095	-	241,256

Shares issued of common stock for cash	-	-	-	-	4,412,596	4,413	438,931	-	443,344

Shares issued of common stock for services rendered	-	-	-	-	1,059,394	1,059	104,880	-	105,939

Net loss for the year	-	-	-	-	-	-	-	(1,103,089)	(1,103,089)

Balance June 30, 2009	-	-	-	-	75,546,222	75,546	4,569,388	(5,069,772)	(424,838)

Shares issued for patent	200,000	200	-	-	-	-	(200)	-	-

Net cash (used in) investing activities common stock for cash	-	-	-	-	8,808,000	8,808	431,592		440,400

Shares issued of common stock for services rendered	-	-	-	-	4,858,333	4,858	395,556	-	400,414

Warrants issued for services							337,750		337,750

Net loss for the year	-	-	-	-	-	-	-	(1,611,652)	(1,611,652)

Balance June 30, 2010	200,000	200	-	-	89,212,555	89,212	5,734,086	(6,681,424)	(857,926)

Shares issued of common stock and warrants for cash	-	-	-	-	10,264,030	10,264	1,851,014	-	1,861,278

Shares issued of common stock for services rendered	-	-	-	-	2,225,750	2,226	604,461	-	606,687

Net loss for the year	-	-	-	-	-	-	-	(1,885,040)	(1,885,040)

Balance June 30, 2011	200,000	200	-	-	101,702,335	101,702	8,189,561	(8,566,464)	(275,001)

Shares issued of common stock and warrants for cash	-	-	-	-	13,149,250	13,149	2,240,635	-	2,253,784

Shares issued of common stock and warrants for services rendered	-	-	-	-	4,123,087	4,124	1,226,816	-	1,230,940

Net loss for the period	-	-	-	-	-	-	-	(2,709,913)	(2,709,913)

Balance June 30, 2012	200,000	200	-	-	118,974,672	118,975	11,657,012	(11,276,377)	499,810

Shares issued for patent	200,000	200	-	-	-	-	(200)	-	-

Shares issued of common stock and warrants for services rendered	-	-	-	-	13,344,760	13,345	2,779,791	-	2,793,136

Shares issued of common stock and warrants for cash	-	-	-	-	15,379,518	15,379	2,422,844	-	2,438,223

Net loss for the period	-	-	-	-	-	-	-	(4,688,217)	(4,688,217)

Balance June 30, 2013	400,000	400	-	-	147,698,950	147,699	16,859,447	(15,964,594)	1,042,952

Shares issued for patent	(190,000)	(190)	-	-	9,500,000	9,500	(9,310)	-	-

Shares issued of common stock and warrants for services rendered	-	-	-	-	130,875	131	19,669	-	19,800

Shares issued of common stock and warrants for cash	-	-	-	-	912,500	912	145,088	-	146,000

Net loss for the period	-	-	-	-	-	-	-	(1,019,463)	(1,019,463)

Balance September 30, 2013	210,000	210	-	-	158,242,325	158,242	17,014,894	(16,984,057)	189,289

Shares issued of common stock and warrants for services rendered	-	-	-	-	2,134,166	2,134	435,066	-	437,200

Shares issued of common stock and warrants for cash	-	-	-	-	660,000	660	118,040	-	118,700

Net loss for the period	-	-	-	-	-	-	-	(690,538)	(690,538)

Balance December 31, 2013	210,000	210	-	-	161,036,491	161,036	17,568,000	(17,674,595)	54,651

Shares issued of common stock and warrants for services rendered	-	-	-	-	2,798,776	2,799	372,350	-	375,149

Shares issued of common stock and warrants for cash	-	-	-	-	1,301,250	1,301	208,099	-	209,400

Net loss for the period	-	-	-	-	-	-	-	(814,780)	(814,780)

Balance March 31, 2014	210,000	$210	-	$-	165,136,517	$165,136	$18,148,449	$(18,489,375)	$(175,580)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three-and-nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, as filed with the Securities and Exchange Commission.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $2,524,781 and $3,534,727 for the nine months ended March 31, 2014 and 2013 respectively, and has incurred a cumulative loss of $18,489,375 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheet for cash, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of March 31, 2014 no accrual for uncertain income tax positions is necessary.

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

Stock-Based Compensation

The Company measures expense for issuances of stock-based compensation to employees and others at fair value of the stock and warrants issued, as this is more reliable than the fair value of the services received complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

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

NOTE 4 -	PATENT COSTS

Patent costs as of March 31, 2014 and June 30, 2013 are summarized as follows:

	Estimated Useful Lives ( Years)	March 31, 2014	June 30, 2013

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(14,250)	(13,125)
Patent costs, net		$750	$1,875

Amortization expense was $1,125 for the nine months ended March 31, 2014 and 2013, respectively.

NOTE 5 -	COMMITMENTS

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

During September 2013, the Company acquired license rights to ACI's BioCentric Cloud Device technology in consideration of the Company's obligation to issue to ACI of 200,000 shares of its Series B Convertible Preferred Stock. As of the filing date, the Company has not increased its amount of Series B Convertible Preferred Stock shares and, accordingly, these shares have not been issued.

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Lease Agreement

In February 2012, the company entered into a facilities lease in Buenos Aires, Argentina for its manufacturing activities. The lease term is from March 1, 2012 through January 31, 2015. The Company also utilizes offices in Australia, Israel and Las Vegas, Nevada. The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the nine months ended March 31, 2014 and 2013 was $76,769 and $82,486 respectively. Total minimum future rental payments under all leases with terms in excess of one year are as follows:

Year ending June 30,	Amount

2014	$26,337
2015	48,558
Total	$187,297

Related Party Transactions

The Company has made cash advances to its Chief Executive Officer with an aggregate amount due the Company of $24,428 at March 31, 2014. At June 30, 2013, the Company owed its Chief Financial Officer $21,572 for cash advances made to the Company. These advances bear interest at the rate of five percent (5%) per annum.

The Company has accrued $109,182 and $61,682 at March 31, 2014 and June 30, 2013, respectively, for accrued but unpaid Officer salary, for amounts owed to the Company’s Chief Executive Officer.

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2014, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 210,000 shares issued and outstanding.

On December 11, 2009, the Company filed a Certificate of Designation with the State of Nevada, to designate 500,000 shares of the preferred stock to be designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”). On September 3, 2013, the number of shares designated as Series B Convertible Preferred Stock was increased to 1,000,000 shares.

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

 During September 2013, the Company acquired license rights to ACI's BioCentric Cloud Device technology in consideration of the Company's obligation to issue to ACI of 200,000 shares of its Series B Convertible Preferred Stock. As of the filing date, the Company has not increased its amount of Series B Convertible Preferred Stock shares and, accordingly, these shares have not been issued.

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In accordance with Staff Accounting Bulletin (“SAB”) topic 5G “Transfers of Non-monetary Assets by Promoters and Shareholders” the Company recorded these transactions at ACI’s carrying basis of the Patents, which was $0.

Class A Common Stock

As of March 31, 2014, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001. The articles of incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, and again in 2009 to increase the number of authorized shares to 200,000,000.

As of March 31, 2014, the Company has 165,136,517 shares of common stock issued and outstanding.

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

.

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

During the three months ended December 31, 2013, the Company issued 2,134,166 shares for consulting services, valued based on the stock price at the time of the respective agreements underlying the services provided.

During the three months ended December 31, 2013, the Company sold for cash 660,000 shares and twelve month warrants to purchase an additional 660,000 shares at $0.50 per share for net proceeds of $118,700.

During the three months ended March 31, 2014, the Company sold for cash 2,120,000 shares and twenty-four month warrants to purchase: (i) 4,240,000 shares at $0.70 per share, and (ii) 2,136,960 shares at $1.00 per share, for net proceeds of $338,687.

During the three months ended March 31, 2014, the Company issued 2,798,776 shares for consulting and legal services, valued based on the stock price at the time of the respective agreements underlying the services provided.

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

As of March 31, 2014 and June 30, 2013, the following is a breakdown of the Company’s warrant activity:

NOTE 6 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

March 31, 2014:

Outstanding - June 30, 2013	21,757,578
Issued	7,552,326
Exercised	-
Expired	(7,910,078)
Outstanding - March 31, 2014	21,399,826

June 30, 2013:

Outstanding - June 30, 2012	18,802,820
Issued	16,507,578
Exercised	-
Expired	(13,552,820)

Outstanding - June 30, 2013	21,757,578

At March 31, 2014, all of the 21,399,826 warrants are vested and 15,149,826 warrants expire at various times through March 31, 2016, 250,000 warrants expire on May 8, 2014, 1 million warrants expire on June 20, 2014, 2.5 million warrants expire on October 25, 2014, and 2.5 million warrants expire on March 29, 2015.

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

VISA and MasterCard have, subsequent to our lodging our motion in the Federal Circuit Court, filed a motion in the District Court to award attorneys' fees and costs. SmartMetric has opposed this motion, which SmartMetric believes is without merit because SmartMetric filed its suit in good faith, and has litigated the case in an objectively reasonable manner.

SmartMetric has filed motions asking the Federal Circuit Court to find that both Visa Inc. and MasterCard do in fact infringe the SmartMetric Patent and further asking the Court to agree that the defendants should pay 25% of the savings that accrue as a result of using the technology in dispute.

SmartMetric’s opening brief was filed on December 23, 2013 in the Federal Circuit Court. Defendants have filed their opposition in response to our motions. It is expected that oral argument before the Court will be heard in July with an anticipated ruling handed down in either August or September, 2014. All of these dates are indications only and await scheduling advice from the Court.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended June 30, 2013 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this Report, except as required by law. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

Overview

Incorporated in 2002, SmartMetric and its founder and CEO, C. Hendrick, have been engaged in research and development of a biometric security solution which would authenticate the identity of a person in a self-contained credit card-sized device.  SmartMetric’s Biometric Datacard has been designed to use an on-board finger print sensor which is embedded in the card along with an integrated circuit chip which will provide varying degrees of encrypted memory SmartMetric has completed development of its card along with pre mass manufacturing cards but has not yet begun to mass manufacture the biometric fingerprint activated cards.  To date, SmartMetric has had no reportable sales revenues.

Products

Biometric Fingerprint Activated Payments and Identity Cards:

Prior plans called for the manufacturing of the SmartMetric biometric cards after the Company built not only a special factory that meets security conditions of the card companies but also that the Company configure specialized mass production machines that would allow for the specialized manufacturing process required to laminate sub micro thin silicon components that are mounted on a circuit board in order to create SmartMetric biometric credit and debit cards.

The Company has now developed a pre-lamination encasing technique that provides protection of the card components against heat and pressure experienced during the card plastic lamination process and as well protecting the card with a thin hardened impervious coating of its circuit board in order to thwart reverse engineering by those who would seek to copy SmartMetric’s electronics and design.

With the newly developed “pre-lamination encasing” the Company is now able to safely outsource mass plastic card manufacturing to contract card manufacturers. Thereby saving SmartMetric significant capital and lead times in achieving high volume manufacturing.

The Company intends to market its biometric payments card directly to banks as well as forging marketing relationships with banking card industry Companies.

MedicalKeyring:

In the last quarter of 2013 the Company released on a small release basis, its MedicalKeyring product. The release was via limited radio advertising in New York with the focus on testing the market for the product and radio advertising directing interested consumers to the company website for information and product purchasing. The Company received interest from the advertising with orders placed on its website. The numbers of orders placed however were insignificant but did show that there was interest in the product. With a small number of users feedback of the product was obtained which in turn has confirmed the functional use and benefit of the product as a portable storage device of a person’s medical files while protecting these files with the SmartMetric fingerprint activation technology. Experience was also gained in respect of the functionality of the products software that in turn has lead us to undertake further work on developing and improving the products internal software and interface. The Company has decided to focus its engineering development resources on its Biometric payments card product at this point in time rather than spreading its development resources across two new product releases. After discussions with a major United States retailer, the Company has decided to now begin selling the MedicalKeyring in either the last quarter of 2014 of the beginning of 2015. In the meantime discussions are taking place with Health Fund industry companies in respect of offering the MedicalKeyring to consumers.

Our ability to continue as a going concern prior to the generation of sales is almost exclusively dependent upon our ability to raise capital, specifically through sales of unregistered securities.  The ability to raise capital through private placement sales is very unpredictable, thus greatly influencing the Company’s ability to continue as a going concern.

Research & Development:

The Company’s ongoing research and development is being undertaken by engineering contractors working for SmartMetric in Israel and Argentina.

Sales & Marketing:

SmartMetric anticipates selling its biometric card to banks as a state of the art protection against identity theft and financial fraud for $50.00 a card.  The company plans to have the card released to the public through banks and financial institutions as a special anti-fraud and anti-identity theft premium card that is offered to their banking customers.

Discussions are being held concerning the offering by banks directly to their banking customers, the SmartMetric biometric protected card as a premium credit/debit card with a monthly premium card fee to the consumer set by the banks between $4.95 to $9.95 per month.

The SmartMetric cards made for use in the financial services industry are EMV chip cards that have the chip in an off state that is turned on after the card user touches the fingerprint reader sensor. The cards are designed to be fully operative with existing point of sale machines and ATM’s that take EMV chip cards.

There has been in excess of 1.6 billion EMV chip cards already issued globally. The first phase of marketing and sales by SmartMetric will be concentrated on regions around the World that already have significant EMV credit and debit card adoption.

The Company is developing a fingerprint activated identity verification and verified entry card based on the Company’s development of its banking EMV chip card. The Company foresees a great deal of opportunity in the security and identity validation industries from both Government and Business customers

SmartMetric does not believe its business is seasonal.

Results of Operations

Comparison of the Nine Months Ended March 31, 2014 and 2013

Revenue and Net Loss

For the nine months ended March 31, 2014, there was no revenue and a net loss of $2,524,781.  For the nine months ended March 31, 2013, there was no revenue and a net loss of $3,534,727.  This decreased loss of $1,009,946 or 28.6% resulted primarily from lower general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2014 were $1,945,214, a decrease of $814,648 or 29.5% compared to $2,759,862 for the comparable period in 2013. This decrease was primarily attributed to lower consulting expenses.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2014 were $437,067 a decrease of $203,631 or 31.8% compared to $640,698 for the comparable period in 2013.   This decrease was primarily attributable to lower engineering expenses.

Income Tax Expense

Income tax expense for the nine months ended March 31, 2014 was $0, unchanged from the comparable period in 2013.

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenue and net loss

For the three months ended March 31, 2014, there was no revenue and a net loss of $814,780. For the three months ended March 31, 2013, there was no revenue and a net loss of $1,109,202. This decreased loss of $294,422 or 26.5% resulted primarily from lower research and development costs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2014 were $708,790, a decrease of $9,262 or 1.3% compared to $718,052 for the comparable period in 2013. This decrease was primarily attributed to lower consulting expenses.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2014 were $58,490 a decrease of $285,160 or 83.0% compared to $343,650 for the comparable period in 2013.   This decrease was primarily attributable to lower engineering expenses.

Income Tax Expense

Income tax expense for the three months ended March 31, 2014 was $0, unchanged from the comparable period in 2013.

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

At March 31, 2014, the Company had an accumulated deficit of $18,489,375 and it is likely that the Company will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

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

Cash

Our cash balance was $62,869 at March 31, 2014 compared with $804,257 at June 30, 2013.   The decrease was primarily attributable to higher general and administrative expenses and no revenues.

Net cash used in operating activities

Net cash used in operating activities was $1,019,423 for the nine months ended March 31, 2014, a decrease of $634,378, or 38.4% from the comparable period in 2013.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

 Net cash used in investing activities

Net cash used in investing activities was $0 for the nine months ended March 31, 2014, unchanged from the comparable period in 2013.

Net cash provided by financing activities

Net cash provided by financing activities was $278,035 for the nine months ended March 31, 2014, a decrease of $590,347 or 68.0% from the comparable period in 2013.  The decrease was based on lower private placement equity shares.

Contractual Obligations and Off-Balance Sheet Arrangements.

There were no off-balance sheet arrangements as of March 31, 2014 and June 30, 2013.

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

Intangible assets

SmartMetric issued 200,000 of its Series B Convertible Preferred Stock to ACI during the period in exchange for the Medical Keyring Device. The Company acquired license rights to ACI's BioCentric Cloud Device technology in consideration of the Company's obligation to issue to ACI of 200,000 shares of its Series B Convertible Preferred Stock.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of March 31, 2014, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of March 31, 2014.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at March 31, 2014.

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

Changes in Internal Controls

During the nine months ended March 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The Company has presented a claim for damages and a paid up royalty in the amount of $13.4 billion in connection with its patent infringement litigation against MasterCard and Visa. In October 2013, the Court held that the Defendants did not infringe on the ‘464 Patent. The Company believes this ruling is in error and has appealed the ruling.

VISA and MasterCard have, subsequent to our lodging our motion in the Federal Circuit Court, filed a motion in the District Court to award attorneys' fees and costs. SmartMetric has opposed this motion, which SmartMetric believes is without merit because SmartMetric filed its suit in good faith, and has litigated the case in an objectively reasonable manner.

SmartMetric has filed motions asking the Federal Circuit Court to find that both Visa and MasterCard do in fact infringe the SmartMetric Patent and further asking the Court to agree that the defendants should pay 25% of the savings that accrue as a result of using the technology in dispute.

SmartMetric’s opening brief was filed on December 23, 2013 in the Federal Circuit Court. Defendants have filed their opposition in response to our motions. It is expected that oral argument before the Court will be heard in July with an anticipated ruling handed down in either August or September 2014. All of these dates are indications only and await scheduling advice from the Court.

Item 1A.	RISK FACTORS

Not Applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes the securities that we sold during the three months ended March 31, 2014 without registering the securities under the Securities Act:

During the three months ended March 31, 2014, the Company sold for cash 2,120,000 shares and twenty-four month warrants to purchase an additional 6,376,960 shares as follows: (i) 4,240,000 shares at $0.70 per share, and (ii) 2,136,960 shares at $1.00 per share, for net proceeds of $338,687.

During the three months ended March 31, 2014, the Company issued 1,980,026 shares for consulting services.

Unless otherwise noted in this section, with respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Regulation S promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding SmartMetric so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was an "accredited investor" and otherwise had the requisite sophistication to make an investment in SmartMetric's securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

N/A.

Item 5.	OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended March 31, 2014 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: May 20, 2014	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: May 20, 2014	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)

