Form 10-K
period 2014-06-30
SmartMetric, Inc.
filed 2014-10-14
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to_______________________________

Commission File Number: 0-54853

SMARTMETRIC, INC
(Exact name of registrant as specified in its charter)

Nevada	05-0543557
(State or other jurisdiction of	(I.R.S. Employer identification No.)
incorporation or organization)

3960 Howard Hughes Parkway, Suite 500, Las Vegas NV	89109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(702) 990.3687

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

☐  Yes      ☒ No

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

☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $20,934,744 computed by reference to the closing price of the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on December 31, 2013 (which was $0.13 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 8, 2014, there are presently 167,707,937 shares of common stock, par value $0.001 issued and outstanding.

FORWARD LOOKING STATEMENTS

In this annual report, references to “SmartMetric, Inc.,” “Smartmetric,” “SMME,” the “Company,” “we,” “us,” and “our” refer to SmartMetric, Inc.

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

SmartMetric has developed an even smaller biometric self-powered fingerprint reader that is of a scale to fit "inside" a standard credit or debit card. The card holder has stored inside the card his or her fingerprint. To activate the card the person swipes the fingerprint sensor, the sensor is connected to an internal microprocessor that manages the fingerprint sensor fingerprint image capture and comparison matching with the pre-stored fingerprint of the card holder held in the internal electronic memory of the card. The card has a surface mounted chip as found on smartcards that is activated or turned on only after a card holders fingerprint has been scanned and verified using the SmartMetric miniature “in-card" biometric scanner.

There are over 1.65 Billion EMV smartcards used by Banks around the World for both Credit Cards and ATM Cards. SmartMetric sees this existing user base as a natural market for its advanced security biometric activated card technology. SmartMetric plans to market its in-card biometric solution as a security advancement to the less secure personal identification number (PIN) used in current cards.

(photo of a typical retail chip card reader)

SmartMetric has completed development of its card. It will manufacture the card under contract with an existing card manufacturer based in Asia. The estimated current card production capacity of the contract card manufacturer is 250,000 cards per week with ability to upscale this production capacity. We expect that card production will commence within 90 days following the closing of the current institutional round of funding being done to fund mass production. The biometric card product, due to exposure in specialty trade publications and numerous press releases, is receiving much interest in the private sector. The company has also commenced a marketing program in Europe with a sales office based in London engaged in presenting the biometric EMV card solution to banks in the United Kingdom and throughout Europe. The company plans on moving forward with marketing to Banks and card issuing institutions in Europe, Asia and South America over the next 12 to 18 months after which and following the adoption of chip cards in the United States the company will then focus marketing to Banks and card issuing companies in the USA.

The SmartMetric biometric fingerprint activated card has several functions:

●	The card holders fingerprint is stored inside the card and NOT on a central computer;

●	Interoperable with existing smart card, EMV ATM and Retail Point Of Sale Machines;

●	The fingerprint sensor facilitates instant authorization verification;

●	Self powered with own internal rechargeable battery to allow for fingerprint activation prior to insertion into a card reading device such as an ATM in Retail Card Reading machine;

●	In card biometric measurement storage safeguards personal information;

●	In card biometric storage permits access, identity and transaction control verification;

●	Instant identity verification will be more secure than central online or electronic wallet systems since such information on the SmartMetric Card is contained in the card and not in a centralized database or an always connected phone device. The SmartMetric Biometric fingerprint activated Datacard is a credit card size plastic card. On the card’s surface are two components. The first is a standard Smartcard chip that is a standard interface that connects to universal serial bus (USB) computer smartcard readers, teller machine (ATM) machines and smartcard (POS) point-of-sale machines in retail outlets. The second component is a sensor that protrudes through the card’s surface. This sensor is connected to a sophisticated miniature circuit board that allows the sensor to read a person’s fingerprint and match it with the user’s pre-stored fingerprint encrypted and resident inside the circuit board. After a match between the users fingerprint and the pre-stored users fingerprint stored inside the card, the internal card processor unlocks and activates the surface mounted SmartCard Chip. Forms of the SmartMetric fingerprint activated biometric card involve insertion within proximity to a wireless proximity physical reader or to a physical data card reader requiring physical insertion into the card reader. The challenge SmartMetric sought to overcome was having a truly portable identification credential that incorporated biometrics and yet was the standard size of an employee ID card, Credit Card or driver’s license. As it stood, standard biometric fingerprint scanners were too large to fit inside a credit card sized card and none were portable having the to be attached to a computer that powered the scanning process thereby not allowing for portability. In order to achieve the goal of biometric authentication with portability in the form factor to fit inside a user’s wallet or purse and work across both computer and banking platforms, SmartMetric had to achieve incredible reductions in the size of electronics and develop specialized mass manufacturing techniques.

The SmartMetric Biometric card contains active and passive components mounted onto a paper-thin circuit board. Reducing a powerful processor to a thin sliver of silicon along with many other complex computer components including memory chips and then mounting them on the super thin board that of itself has required innovations in electronic assembly and manufacturing. SmartMetric has created the world’s first and to its knowledge the only portable biometric fingerprint scanner that resides inside a credit card sized card and acts independently of any other computing device for use with the banking standard EMV chip used in credit and debit cards.

Unlike a picture-based identification system, the SmartMetric biometric card has been designed to operate exclusively with the registered user. And unlike biometric security systems where the biometric information is stored at a central location, the Company believes that security is significantly increased during the verification process since the biometric information is embedded in the card itself, in a memory chip protected by encryption and no user fingerprint data is traveling over a network. The built-in fingerprint scanner is designed to activate the card. Without a match with the encrypted fingerprint already stored in the card, the SmartMetric Biometric card will not operate.

SmartMetric, Inc. sees a significant market for its biometric fingerprint activated credit cards to enhance the security of bank issued EMV Chip Cards around the World. There are more than 1.65 Billion issued EMV Credit and ATM Cards in the World that have a chip that stores credit card information but still rely on a user entered PIN at the ATM or Point Of Sale machine to verify the Card user. The reliance on a PIN for these new kinds of Credit & ATM Cards still leaves them vulnerable to hackers because of the use of PIN’s that are still proving to be highly vulnerable to hackers. Adding biometrics to for these cards with a person’s fingerprint to activate the card provides the next level of security for the 1.65 Billion cards already issued around the World.

In 2011 both Visa and MasterCard announced that they will be introducingEMV chip Credit / ATM Cards based on the same EMV chip card technology already used in most banking systems around the World, in the United States. Both Visa and MasterCard are actively involved in the deployment of EMV cards in the United States with major National Banks actively issuing such cards.

The SmartMetric in-card fingerprint scanner will allow for a person to use their fingerprint to activate their Credit Card or ATM Card. For the banking and card industry it will allow for a much more secure verification process then the solely a PIN based card security system.

In addition to the Financial Services Sector, the Company believes its SmartMetric Biometric Card may be used for a variety of security applications such as employee identity, building access and security control, computer network access, driver’s licenses, passports, welfare payments, health insurance, portable electronic medical records and check cashing identity verification, etc. Additionally, the Biometric Card contains a powerful on-card processor and encrypted memory, enabling the Biometric Card to not only store the full image of a fingerprint but also maintain a database capable of storing information such as medical records, financial or banking records or human resource data.

As an online purchasing card, the Biometric Card helps protect against identity theft and related fraudulent crimes that consumers can be exposed to when making purchases over the Internet. Unlike conventional credit cards, which require a consumer to type and deliver sensitive information over the Internet in order to make a purchase, the biometric card is designed to be inserted into the USB port of a computer using a USB port adapter and any purchasing information can only be released from the card when the owner’s finger print unlocks the card. The consumer’s information then travels across the Internet encrypted, minimizing exposure to interception by hackers and identity thieves.

(top side of the SmartMetric electronic board showing the standard EMV chip along with the biometric fingerprint sensor)

SmartMetric believes that its biometric card, by way of containing information unique to the individual user inside the card, will be useless in the hands of others. Unlike a picture-based identification system, the SmartMetric biometric card has been designed to operate exclusively with the registered user. And unlike biometric security systems where the biometric information is stored on a central database and can be hacked or intercepted as it travels over a network, the SmartMetric system does not have the users biometric information leave the card. The fingerprint sensor built into the card has been designed to activate the card. Without a match with the encrypted fingerprint already stored on the card, the biometric Card will not operate. And since the SmartMetric Biometric Card uses the banking standard EMV chip as its reader interface it is fully compatible with all chip card ATM’s and point of sale credit and debit card readers.

The SmartMetric access control and identity biometric card is a card that authorized persons will carry with them and activate to obtain access. Such activation will take place by placing a finger on a fingerprint sensor on the surface of the card. The SmartMetric biometric cards are designed to be read by both contact and contactless card readers. The memory and computational capacities of the biometric card are used to store a user's fingerprint(s). The computational capacity (cortex processor) is used to process a digitized image from the fingerprint sensor to confirm a match (or no match) with the fingerprint template. Additional computational processes such as increased cryptography will depend on the requirements of specific bank and card issuing customers.

(SmartMetric Biometric Card with the top layer partly removed to show part of the cards internal electronics)

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

The SmartMetric Biometric Card incorporates a rechargeable, lithium polymer battery. This battery is rechargeable, very thin and has been designed by SmartMetric to fit inside the SmartMetric fingerprint Credit Card sized card.  This battery is manufactured by a third party unaffiliated with SmartMetric. This battery is integrated into the card.

Other components needed for manufacture of the SmartMetric Biometric Card include, but are not limited to, microchips, memory chips and processor chips. The sources and availability of these materials are numerous and readily available, and should not affect the ability of SmartMetric to meet future demand.  However, SmartMetric does re-engineer important components at silicon level to achieve the component size and thinness required to fit inside a Credit Card.  Both the supply of memory and processors in silicon wafers may be interrupted at anytime based on global silicon supply/demand issues and the re-engineering of Silicon by SmartMetric may also cause end component supply problems from time to time which may affect production.

The biometric card has been designed to offer the option of a built-in radio frequency transmitter for contactless long and short range access and identity verification.  Another version of the card incorporates a short range RFID contactless chip that is also turned off and on using the card users fingerprint verification on the Card.

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

The SmartMetric Medical Keyring™

On November 12, 2012, the Company entered into an Assignment and Assumption Agreement (“Keyring Assignment Agreement”) with Applied Cryptography, Inc. (“ACI”) pursuant to which ACI assigned all or its rights, title and interest to its newly designed and developed electronic electronic medical records device, the Medical Keyring™ in exchange for 200,000 shares of the Company’s series B preferred stock. This revolutionary product provides to an individual user the world’s first and only completely portable, self-contained, guaranteed private, secured by onboard SmartMetric Biometrics Technology electronic medical records storage and delivery device

MEDICAL RECORDS IN ONE SECURE AND PORTABLE PLACE

SmartMetric will be releasing the SmartMetric Medical Keyring ™ by the first quarter of 2015, marketed through direct sales generated by national radio advertising and supported by web based customer purchasing. SmartMetric will also offer the MedicalKeyring™ through national and international retail distribution. Discussions are currently being held with one of the largest Pharmacy retailers in the United States. Soon to follow, SmartMetric will release its fingerprint activated Medical Records Insurance Card, marketed as a co-branded card in some instances, with selected Health Insurance Providers both in the United States and globally, containing similar functionality to the Medical Keyring in a credit card sized form factor. Like the Keyring, the SmartMetric electronic medical records card is the only credit card-sized device in the world with a built-in fingerprint scanner/analyzer. Like its Keyring sibling, the card comes with up to 128 GB of memory, its own powerful microprocessor, built-in rechargeable battery, and a surface-mounted SmartCard Interface that facilitates connection to any PC, all within the size of a standard Credit Card.

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

In the last quarter of 2013 the Company released on a small release basis, its MedicalKeyring product. The release was via limited radio advertising in New York with the focus on testing the market for the product and radio advertising directing interested consumers to the company website for information and product purchasing. The Company received interest from the advertising with orders placed on its website. The numbers of orders placed however were insignificant but did show that there was interest in the product. With a small number of users feedback of the product was obtained which in turn has confirmed the functional use and benefit of the product as a portable storage device of a person’s medical files while protecting these files with the SmartMetric fingerprint activation technology. Experience was also gained in respect of the functionality of the products software that in turn has lead us to undertake further work on developing and improving the products internal software and interface. The Company has decided to focus its engineering development resources on its Biometric payments card product at this point in time rather than spreading its development resources across two new product releases. After discussions with a major United States retailer, the Company has decided to now begin selling the MedicalKeyring in the beginning of 2015. In the meantime discussions are taking place with Health Fund industry companies in respect of offering the MedicalKeyring to consumers.

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

We will need to expend resources further to develop our own marketing and sales force in various regions of the World. The company is receiving inquiries from financial institutions and government sales organizations from around the world.

Manufacturing

The Company contracts outside silicon and component fabrication plants to manufacture specific components to SmartMetric’s specifications. Creation of the sub-micro circuit boards are outsourced, assembly of components on the board are also outsourced while the finished end card will be mass manufactured in Asia. Software engineering is undertaken primarily in Argentina while advanced electronic design and research and development is undertaken by SmartMetric contractors in Tel Aviv, Israel.

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

Government Regulation

There are currently no governmental regulations, which have any bearing on the raw materials or the manufacturing of our product.  In some jurisdictions for security purposes, Smartcards are subject to Government export control.

EMV Standards

SmartMetric’s biometric cards conform to International EMV standards, ensuring market acceptance and growth worldwide.  EMV format cards are becoming the de facto standard for worldwide financial transactions using Credit Cards, ATM Cards or Banking Debit Cards with more than 1.5 billion cards already in circulation.  As a more secure weapon in the multi-billion dollar war against credit card fraud, EMV chip cards are significantly more secure than cards that rely only on magnetic stripe data, which is easily spoofed or counterfeited.  A transaction-unique digital seal or signature in the EMV card’s chip proves its authenticity, even in an offline environment, and prevents criminals from assigning fraudulent payment cards purchases to unsuspecting legitimate cardholders.  However even the higher level of security that the EMV SmartCard – ATM or Credit Card, is still subject to hackers attacking weaknesses inherent in the use of PIN numbers. The SmartMetric Biometric fingerprint solution built inside the card is designed to replace the vulnerable PIN number. In the first instance SmartMetric will target the adoption of its biometric technology to replace PIN numbers on the 1.5 Billion Cards used in the Banking Industry around the World.  These cards can be used to secure online payment transactions and protect cardholders, merchants and issuers against fraud through a transaction-unique online cryptogram that:

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

Research and Development

After a decade of R&D we have completed the development of our in-card fingerprint reader at a size smaller than a credit card thereby allowing the electronics to be embedded inside a credit or debit card. To achieve this breakthrough in miniaturizing a fully functional fingerprint scanner to fit into a credit card the company has had to engineer thinner components than what is standard in the electronics industry. The company has also had to develop a power management system that recharges the internal card battery that is used to power the very small internal fingerprint reader.

Along with advanced electronic design and development the company has had to develop its own operating system along with other embedded software.

We will continue to refine existing technology and develop further improvements to our product with further versions and applications for our fingerprint activated card product in both the banking, access control and security industry’s.

Product Release

SmartMetric plans on releasing its first card based fingerprint activated payments card within 90 days from the completion of funding for its manufacturing. This time frame may be reduced based on lesser time required for the supply of components. The company engineers many of its own critical components, which are supplied on silicon wafer.

Competition

SmartMetric is a company involved in portable smart card built-in-card biometric identity verification. The company knows of no other company that has created the same kind or similar biometric card with an inbuilt fingerprint scanner with an inbuilt reader for fingerprint matching and identity verification.

The biggest companies in the SmartCard industry who are also the largest suppliers of EMV Card’s or what are commonly called, “chip and pin” cards are:

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

Employees

As of the date of this annual report, SmartMetric has one full time employee in the United States, C. Hendrick.  All other functions in the company are undertaken by contractors including but not limited to engineers working under contract in Israel, Argentina and the United States.  Administrative functions are also undertaken under contract staffing in the United States and offshore primarily in Israel.

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

In their report on the annual financial statements for the years ended June 30, 2014 and 2013, our independent registered accounting firm included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the Company.

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

For the years ended June 30, 2014 and 2013, we incurred a net loss of $3,349,347 and $4,688,217, respectively.  We may not be able to achieve expected results, including any guidance or outlook it may provide from time to time.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2014 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with the assessment described above, management identified the control deficiencies that represent material weaknesses at June 30, 2014. See "Item 9. Controls and Procedures" for more detailed discussion.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

UNITED STATES

Our principal office is located at 3690 Howard Hughes Parkway, Las Vegas, Nevada. 89169

ARGENTINA

The Company exited its Argentina offices in February of 2014.

ISRAEL

Our primary electronics research and development is undertaken in Tel Aviv Israel.  We rent office space at Ackerstein Touners, Building B, 5th floor, 11, Hamenofim Street, Itertzelia Pituach Israel, with administrative support on a “month to month” basis.

AUSTRALIA

We lease a support office at Rialto South Tower, Level 27, 525 Collins Street, Melbourne Australia, on a month to month basis.

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

On September 12, 2014, the Company filed an appeal before the full bench of the Federal Circuit Court in Washington D.C. in respect of an appeal of a prior ruling of non infringement on the part of the defendants Visa Inc. and MasterCard International Inc. by the Federal District Court for the Central District of California in the last quarter of the calendar year ending December 31, 2013.

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

	Low	High
	$	$
Quarter Ended September 30, 2012	0.12	0.28
Quarter Ended December 31, 2012	0.10	0.25
Quarter Ended March 31, 2013	0.14	0.30
Quarter Ended June 30, 2013	0.22	0.51
Quarter Ended September 30, 2013	0.12	0.48
Quarter Ended December 31, 2013	0.12	0.28
Quarter Ended March 31, 2014	0.14	0.25
Quarter Ended June 30, 2014	0.10	0.21

As of September 26, 2014, we had approximately 1,079 shareholders of record of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Recent Sales of Unregistered Securities

During the three months ended September 30, 2013, the Company sold for cash 515,367 shares and twenty-four month warrants to purchase an additional 515,367 shares at $0.70 per share for net proceeds of $123,474.

During the three months ended September 30, 2013, the Company issued 130,875 shares for consulting services valued at $70,898, based on the stock price at the time of the respective agreements underlying the services provided. The shares were issued pursuant to an exemption from registration afforded under Section 4(a)(2) of the Securities Act of 1933, as amended.

During the three months ended December 31, 2013, the Company issued 1,595,000 shares for consulting services valued at $339,900, based on the stock price at the time of the respective agreements underlying the services provided. The shares were issued pursuant to an exemption from registration afforded under Section 4(a)(2) of the Securities Act of 1933, as amended.

During the three months ended December 31, 2013, the Company sold for cash 660,000 shares and twenty-four month warrants to purchase an additional 660,000 shares at $0.60 per share for net proceeds of $118,700.

During the three months ended March 31, 2014, the Company sold for cash 2,120,000 shares and twenty-four month warrants to purchase: (i) 4,240,000 shares at $0.70 per share, and (ii) 2,136,960 shares at $1.00 per share, for net proceeds of $338,687.

During the three months ended March 31, 2014, the Company issued 2,798,776 shares for consulting and legal services valued at $375,149, based on the stock price at the time of the respective agreements underlying the services provided. The shares were issued pursuant to an exemption from registration afforded under Section 4(a)(2) of the Securities Act of 1933, as amended.

During the three months ended June 30, 2014, the Company sold for cash 1,812,500 shares and twenty-four month warrants to purchase: (i) 3,625,000 shares at $0.70 per share, and (ii) 1,827,000 shares at $1.00 per share, for net proceeds of $289,405.

During the three months ended June 30, 2014, the Company issued 1,490,170 shares for consulting and legal services valued at $205,192, based on the stock price at the time of the respective agreements underlying the services provided. The shares were issued pursuant to an exemption from registration afforded under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-K. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” and elsewhere in this Form 10-K. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Results of Operations

Comparison of the years Ended June 30, 2014 and 2013

Revenue and Net Loss

For the year ended June 30, 2014, there was no revenue and a net loss of $3,349,347.  For the year ended June 30, 2013, there was no revenue and a net loss of $4,688,217.  This decreased loss of $1,338,870 or 28.6% resulted primarily from lower general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2014 were $2,669,693, a decrease of $685,105 or 20.4% compared to $3,354,798 for the comparable period in 2013. This decrease was primarily attributed to lower consulting expenses.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2014 were $489,654, a decrease of $646,265 or 56.9% compared to $1,135,919 for the comparable period in 2013.   This decrease was primarily attributable to lower engineering expenses.

Income Tax Expense

Income tax expense for the year ended June 30, 2014 was $0, unchanged from the comparable period in 2013.

Cash

Our cash balance was $97,924 at June 30, 2014 compared with $804,257 at June 30, 2013.   The decrease was primarily attributable to losses incurred from general and administrative expenses in excess of cash received from sales of stock.

Net cash used in operating activities

Net cash used in operating activities was $1,693,799 for the year ended June 30, 2014, a decrease of $111,241 or 6.2% from the comparable period in 2013.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for the year ended June 30, 2014, unchanged from the comparable period in 2013.

Net cash provided by financing activities

Net cash provided by financing activities was $987,466 for the year ended June 30, 2014, a decrease of $732,242 or 42.6% from the comparable period in 2013.  The decrease was based on reduced activity of issuances of equity shares for cash.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2014.

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended June 30, 2014 and 2013, together with the reports of the independent registered public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.    Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with section 404 of the Sarbanes-Oxley of 2002 (“section 404”).  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014.  In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2014, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Management believes that these deficiencies amount to a material weakness.  Therefore our internal controls over financial reporting were ineffective as of June 30, 2014.

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

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of June 30, 2014, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of June 30, 2014.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at June 30, 2014.

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

Changes in Internal Controls

During the quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

Item 9B. Other Information.

There have been no material events that have occurred during the quarter ending June 30, 2014 that were not previously disclosed.

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

Name	Age	Position with the Company
C. Hendrick	58	President, Chief Executive Officer and Chairman of the Board
Jay M. Needelman, CPA	46	Chief Financial Officer, Director
Elizabeth Ryba	63	Director

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

Audit Committee

We have not yet appointed an audit committee, and our Board of Directors currently acts as our audit committee. The Company intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during its 2015 fiscal year.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the Company’s code of ethics is available to any person without charge upon written request to the Company at SmartMetric, Inc., 3960 Howard Hughes Parkway, Suite 500, Las Vegas NV, Attn: Secretary.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2014, all filing requirements were complied with.

Item 11.  Executive Compensation.

Summary Compensation Table

The table below sets forth, for the fiscal years ended June 30, 2014 and 2013, the compensation earned by each person acting as our Chief Executive Officer and our next two most highly compensated executive officers whose total annual compensation exceeded $100,000 in fiscal 2014 (together, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

C. Hendrick (President, Chief Executive	2014	$190,000	-0-	-0-	-0-	-0-	-0-	-0-	190,000

Officer, Chairman of the Board) (1)	2013	$190,000	-0-	-0-	-0-	-0-	-0-	-0-	190,000

(1)	C. Hendrick has been President, Chief Executive Officer and director of the Company since inception. C. Hendrick receives an annual salary of $190,000

Outstanding Equity Awards at Fiscal Year End

None.

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

On July 1, 2012, the Company entered into a new employment agreement with C. Hendrick. Under this agreement, the Executive is to receive an annual base salary of $190,000.

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

The following table sets forth certain information, as of September 28, 2014, with respect to the beneficial   ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Director/Officer	Number of Shares of Common Stock (1)	Percentage of Class (1)
Directors and Executive Officers

C. Hendrick 9195 Collins Avenue Surfside, FL 33154	Chief Executive Officer, Chairman of the Board of Directors	69,127,778	80.3%

Jay Needelman, CPA 520 West 47th Street Miami Beach, FL 33140	Chief Financial Officer, Director	-0-	0%

Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	Director	40,000	*

All Executive Officers and Directors as a Group (3 persons)		69,167,778

5% Shareholders

Applied Cryptography, Inc. (2) 9195 Collins Avenue Surfside, Fl, 33154	Not applicable	69,127,778	80.3%

*              Less than 1%

(1)           In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on September 28, 2014, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) 167,707,937, the total shares of common stock outstanding on September 8, 2014, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of any preferred stock and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)           Includes (1) 58,627,778 shares of common stock and (2) 200,000 shares of series B preferred stock held by Applied Cryptography, Inc (“ACI”). Each share of series B preferred stock shall be entitled to vote on any matter with the holders of common stock voting together as one (1) class and shall have that number of votes (identical in every other respect to the voting rights of the holder of common stock entitled to vote at any regular or special meeting of shareholders) equal to that number of common shares which is not less than 51% of the vote required to approve any action, which Nevada law provides may or must be approved by vote or consent of the common shares or the holders of other securities entitled to vote, if any. Each share of Series B Preferred Stock is convertible, at the option of the holder, into fifty (50) shares of common stock upon the satisfaction of certain conditions.  On May 7, 2013, ACI satisfied these conditions and the series B preferred stock became convertible. C. Hendrick, our Chairman and Chief Executive Officer, has sole voting and dispositive power over all of the shares beneficially owned by ACI.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

There have been no significant related party transactions meeting the requirements for disclosure for the fiscal year ended June 30, 2014.

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

Item 14.   Principal Accounting Fees and Services

Audit Fee

The Company incurred, in the aggregate, approximately $74,000 and $67,000 for professional services rendered by its registered independent public accounting firms for the audit of the Company’s annual financial statements for the years ended June 30, 2014 and 2013, respectively, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during those fiscal years.

Audit-Related Fees

The Company incurred approximately $0 and $0 in fees from its registered independent public accounting firms for audit-related services during the years ended June 30, 2014 and 2013, respectively.

Tax Fees

The Company incurred approximately $0 and $0 in fees from its registered independent public accounting firms for tax compliance or tax consulting services during the years ended June 30, 2014 and 2013, respectively.

All Other Fees

The Company incurred $0 and $0 for fees from its registered independent public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees", “Audit-Related Fees” and “Tax Fees” for the fiscal years ended June 30, 2014 and 2013, respectively.

Item 15.  Exhibits, Financial Statements Schedules

3.1	Articles of Incorporation of SmartMetric, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

3.2	Amendment to the Articles of Incorporation of SmartMetric Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

3.3	Certificate of Designation for the Company’s Series B Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

3.4	By-laws of SmartMetric, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

3.5	Specimen Certificate of Common Stock. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

4.1	Form of Warrant issued to the May 2013 Investor (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013)

10.1	License Agreement between SmartMetric and Applied Cryptography, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 23, 2005)

10.2	Employment Agreement, dated December 9, 2009 by and between Colin Hendrick and SmartMetric, Inc (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

10.3	Agreement between SmartMetric and ISI (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 23, 2005)

10.4	Assignment and Assumption Agreement, dated December 11, 2009 by and between SmartMetric, Inc. and Applied Cryptology Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

10.5	Option Agreement, dated December 11, 2009 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

10.6	Assignment and Assumption Agreement, dated November 12, 2012, by and between SmartMetric, Inc. and Applied Cryptography, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012)

10.7	Form of subscription agreement by and among SmartMetric, Inc. and the May 2013 Investor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013)

14.1	Code of Ethics (incorporated by reference to Exhibit 16.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

31.1	Certification of SmartMetric’s Chief Executive Office pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of SmartMetric’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934 *

32.1	Certification of SmartMetric’s Chief Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350) *

32.2	Certification of SmartMetric’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350) *

EX-101.INS	XBRL INSTANCE DOCUMENT*

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

*           Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Date: October 14, 2014	By:	/s/ C Hendrick
C. Hendrick
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C Hendrick	Chief Executive Officer and Director (principal executive officer)	October 14, 2014
C. Hendrick

/s/ Jay Needelman	Chief Financial Officer (principal financial and accounting officer) and Director	October 14, 2014
Jay Needelman

/s/ Elizabeth Ryba	Director	October 14, 2014
Elizabeth Ryba

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Smartmetric, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Smartmetric, Inc. and Subsidiary (a development stage company) (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2014.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smartmetric, Inc. and Subsidiary as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Daszkal Bolton LLP

Boca Raton, Florida

October 14, 2014

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	June 30,
	2014	2013

Assets
Current assets:
Cash	$97,924	$804,257
Prepaid expenses and other current assets	307,491	799,699

Total current assets	405,415	1,603,956

Other assets:
Advances to shareholder	22,478	-
Patent costs, less accumulated amortization of $14,625 and $13,125, respectively	375	1,875

Total assets	$428,268	$1,605,831

Liabilities and Stockholders' (Deficit) Equity

Current liabilities:
Accounts payable and accrued expenses	$325,877	$262,648
Liability for stock to be issued	355,750	216,978
Deferred Officer salary	125,015	61,681
Shareholder loan	-	21,572

Total current liabilities	806,642	562,879

Commitments and contingencies

Stockholders' (deficit) equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 210,000 and 400,000 shares issued and outstanding	210	400
Common stock, $.001 par value; 200,000,000 shares authorized, 167,707,937 and 147,698,950 shares issued and outstanding , respectively	167,708	147,699
Additional paid-in capital	18,767,649	16,859,447
Accumulated deficit	(19,313,941)	(15,964,594)

Total stockholders' (deficit) equity	(378,374)	1,042,952

Total liabilities and stockholders' (deficit) equity	$428,268	$1,605,831

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements Of Operations

	Year	Year
	Ended	Ended
	June	June
	30,	30,
	2014	2013

Revenues	$-	$-

Expenses:
Officer's salary	190,000	197,500
Other general and administrative	2,669,693	3,354,798
Research and development	489,654	1,135,919

Total operating expenses	3,349,347	4,688,217

Loss from operations before income taxes	(3,349,347)	(4,688,217)

Income taxes	-	-

Net loss	$(3,349,347)	$(4,688,217)

Net loss per share, basic and diluted	$(0.02)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	161,252,272	130,120,074

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	June	June
	30,	30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,349,347)	$(4,688,217)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,500	1,500
Common stock and warrants issued and issuable for services	1,057,755	2,824,387

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	492,208	(50,537)
(Increase) decrease in advances to shareholder	(22,478)	-
Increase (decrease) in accounts payable and accrued expenses	63,229	129,723
Increase (decrease) in deferred officer's salary	63,334	(5,345)
Increase (decrease) in payroll taxes and related fees	-	(16,551)

Net cash used in operating activities	(1,693,799)	(1,805,040)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	-	20,150
Repayments of loans from related parties	(21,572)	-
Proceeds from sale of common stock	870,266	2,406,972
Liability for stock to be issued	138,772	(707,414)

Net cash provided by financing activities	987,466	1,719,708

NET (DECREASE) IN CASH	(706,333)	(85,332)

CASH
BEGINNING OF YEAR	804,257	889,589

END OF YEAR	$97,924	$804,257

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of preferred stock and reduction of additional paid in capital for patent	$-	$200
Conversion of Series B Convertible Preferred Stock to Common Stock	$190	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Changes In Stockholders' Equity (Deficit)

			Class A		Common		Additional
	Preferred Stock		Common Stock		Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance June 30, 2012	200,000	$200.00	-	$-	118,974,672	$118,975	$11,657,012	$(11,276,377)	$499,810

Shares issued for patent	200,000	200	-	-	-	-	(200)	-	-

Shares issued of common stock and warrants for services rendered	-	-	-	-	13,344,760	13,345	2,779,791	-	2,793,136

Shares issued of common stock and warrants for cash	-	-	-	-	15,379,518	15,379	2,422,844	-	2,438,223

Net loss for the year	-	-	-	-	-	-	-	(4,688,217)	(4,688,217)

Balance June 30, 2013	400,000	400	-	-	147,698,950	147,699	16,859,447	(15,964,594)	1,042,952

Shares issued upon conversion of preferred stock	(190,000)	(190)	-	-	9,500,000	9,500	(9,310)	-	-

Shares issued of common stock and warrants for services rendered	-	-	-	-	6,014,821	6,015	1,177,605	-	1,183,620

Shares issued of common stock and warrants for cash	-	-	-	-	4,494,166	4,494	739,907	-	744,401

Net loss for the year	-	-	-	-	-	-	-	(3,349,347)	(3,349,347)

Balance June 30, 2014	210,000	$210	-	$-	167,707,937	$167,708	$18,767,649	$(19,313,941)	$(378,374)

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $3,349,347 and $4,688,217 for the years ended June 30, 2014 and 2013 respectively, and has incurred a cumulative loss of $19,313,941 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at June 30, 2014 and 2013.

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

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of June 30, 2014 no accrual for uncertain income tax positions is necessary.

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

Reclassifications

Certain amounts in the 2013 consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements. These reclassifications had no effect on previously reported results.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the annual period ended June 30, 2014, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required.

SMARTMETRIC INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -          PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements and expire through November 2014.  These consulting agreements were entered into for the issuance of common stock and warrants and were valued based on the stock price or computed warrant value at the time of the respective agreement.

NOTE 4 -          PATENT COSTS

Patent costs as of June 30, 2014 and June 30, 2013 are summarized as follows:

	Estimated
	Useful Lives	June 30,	June 30,
	( Years)	2014	2013

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(14,625)	(13,125)
Patent costs, net		$375	$1,875

Amortization expense was $1,500 for the years ended June 30, 2014 and 2013, respectively.

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

Lease Agreement

In February 2012, the company entered into a facilities lease in Buenos Aires, Argentina for its manufacturing activities. The lease term is from March 1, 2012 through January 31, 2015. The Company exited its Argentina offices in February of 2014. The Company also utilizes offices in Australia, Israel and Las Vegas, Nevada. The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the years ended June 30, 2014 and 2013 was $59,635 and $103,814 respectively.

Related Party Transactions

The Company has made cash advances to its Chief Executive Officer with an aggregate amount due of $22,478 and $0 as of June 30, 2014 and June 30, 2013, respectively.  The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $0 and $21,572 as of June 30, 2014 and 2013, respectively. These advances bear interest at 5.00% per annum.

As of June 30, 2014 and June 30, 2013, the Company has accrued the amounts of $125,015 and $61,681, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

NOTE 6 -       STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2014, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 210,000 shares issued and outstanding.

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

NOTE 6 -          STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

In accordance with Staff Accounting Bulletin (“SAB”) topic 5G “Transfers of Non-monetary Assets by Promoters and Shareholders” the Company recorded these transactions at ACI’s carrying basis of the Patents, which was $0.

Class A Common Stock

As of June 30, 2014, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001. The articles of incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, and again in 2009 to increase the number of authorized shares to 200,000,000.

As of June 30, 2014, the Company has 167,707,937 shares of common stock issued and outstanding.

During the three months ended September 30, 2012, the Company sold 860,000 shares and twelve month warrants to purchase an additional 860,000 shares at $0.80 per share for net proceeds of $171,758.

During the three months ended September 30, 2012, the Company authorized the issuance of 4,379,122 shares for legal and consulting services valued at $627,899.

During the three months ended December 31, 2012, the Company sold for cash 200,000 shares and twelve month warrants to purchase an additional 200,000 shares at $0.80 per share. The Company also sold for cash 125,000 shares and twelve month warrants to purchase an additional 125,000 shares at $0.50 per share. Total net proceeds received was $60,041.

During the three months ended December 31, 2012, the Company authorized the issuance of 5,575,000 shares for consulting services valued at $1,115,000.

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

During the three months ended September 30, 2013, the Company sold for cash 515,367 shares and twenty-four month warrants to purchase an additional 515,367 shares at $0.70 per share for net proceeds of $123,474.

During the three months ended September 30, 2013, the Company issued 130,875 shares for consulting services valued at $70,898, based on the stock price at the time of the respective agreements underlying the services provided.

During the three months ended December 31, 2013, the Company issued 2,134,166 shares for consulting services valued at $339,900, based on the stock price at the time of the respective agreements underlying the services provided.

During the three months ended December 31, 2013, the Company sold for cash 660,000 shares and twenty-four month warrants to purchase an additional 660,000 shares at $0.60 per share for net proceeds of $118,700.

During the three months ended March 31, 2014, the Company sold for cash 2,120,000 shares and twenty-four month warrants to purchase: (i) 4,240,000 shares at $0.70 per share, and (ii) 2,136,960 shares at $1.00 per share, for net proceeds of $338,687.

During the three months ended March 31, 2014, the Company issued 2,798,776 shares for consulting and legal services valued at $375,149, based on the stock price at the time of the respective agreements underlying the services provided.

During the three months ended June 30, 2014, the Company sold for cash 1,812,500 shares and twenty-four month warrants to purchase: (i) 3,625,000 shares at $0.70 per share, and (ii) 1,827,000 shares at $1.00 per share, for net proceeds of $289,405.

During the three months ended June 30, 2014, the Company issued 1,490,170 shares for consulting and legal services value at $205,192, based on the stock price at the time of the respective agreements underlying the services provided.

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

In October 2009, the Company executed a warrant agreement with an investor relations company for 5,000,000 warrants to be issued in two tranches. The first tranche of 2,500,000 warrants (the “October warrants”) has been issued in October 2009, and the second tranche of 2,500,000 warrants has been issued on March 31, 2010 (the “March warrants”). The October warrants, which were set to expire October 25, 2014(as extended) but have been further extended by the Company to expire on October 25, 2015, have strike prices as follows: 1,000,000 at $0.10 per share; 1,000,000 at $0.15 per share; and 500,000 at $0.20 per share. The March warrants, which were set to expire March 29, 2015 (as extended) but have been further extended by the Company to expire on March 29, 2016, have strike prices as follows: 500,000 at $0.20 per share; 1,000,000 at $0.25 per share; and 1,000,000 at $0.30 per share.

In June 2011, the Company issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.50 per share as partial consideration for a consulting agreement.  These warrants were set to expire on June 3, 2014 (as extended) but have been further extended by the Company to expire on June 3, 2015.

In connection with the extension of the above referenced warrants during the year ended June 30, 2014, which were partial consideration in connection with a new consulting agreement, the Company assigned a value of $209,300 using the Black-Scholes option pricing model. The Company is recording the charge to consulting expenses over the term of the new consulting agreement. During the year ended June 30, 2014, the Company recorded $174,417 to consulting expenses, included as a component of other general and administrative expenses.

In May 2012, the Company issued warrants to purchase 250,000 shares of its common stock at an exercise price of $0.50 per share, as partial consideration for a consulting agreement for public relations services.  The warrants expired in May 2014.

As of June 30, 2014 and June 30, 2013, the following is a breakdown of the activity:

June 30, 2014:

Outstanding - beginning of year	21,757,578
Issued	13,004,326
Exercised	-
Expired	(15,757,578)

Outstanding - end of year	19,004,326

June 30, 2013:

Outstanding - beginning of year	18,802820
Issued	16,507,578
Exercised	-
Expired	(13,552,820)

Outstanding - end of year	21,757,578

NOTE 6 -          STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

At June 30, 2014, all of the 19,004,326 warrants are vested and 13,004,326 warrants expire at various times through June 30, 2016, 1 million warrants expire on June 20, 2015, 2.5 million warrants expire on October 25, 2015, and 2.5 million warrants expire on March 29, 2016.

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

At June 30, 2014 and 2013, deferred tax assets consist of the following:

	2014	2013
Net operating loss carryforward	$5,541,413	$4,495,399
Warrant issuances	240,966	171,374
Other	44,137	22,604
Valuation allowance	(5,826,516)	(4,689,377)
	$-	$-

A reconciliation of the activity related to the liability for gross unrecognized tax benefits during fiscal 2014 and 2013 is as follows:

	Year ended June 30,
	2014	2013
Balance as of beginning of fiscal year	$164,869	$164,869
Increases related to prior year positions	-	-
Balance as of June 30,	$164,869	$164,869

At June 30, 2014, the Company had a net operating loss carryforwards in the amount of $16,298,273 available to offset future taxable income through 2033, which will begin to expire in 2022. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended June 30, 2014 and 2013 is summarized as follows:

	2014	2013
Tax on income before income tax	34.00%	34.00%
Effect of nontemporary differences	(0.06)%	(0.66)%
Effect of NOL true-up adjustment	(0.00)%	(14.48)%
Change in valuation allowance	(33.94)%	(18.86)%
	0.00%	0.00%

The total amount of unrecognized tax benefits can change due to tax examination activities, lapse of applicable statutes of limitations and the recognition and measurement criteria under the guidance related to accounting for uncertainty in income taxes.  The Company does not believe any significant increases or decreases will occur within the next twelve months.

The Company files income tax returns in the United States ("U.S.") federal jurisdiction.  Generally, the Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years prior to 2010.  The Company does not file in any other jurisdiction and remains open for audit for all tax years as the statute of limitations does not begin until the returns are filed.

NOTE 8 -        LITIGATION

On September 12, 2014, the Company filed an appeal before the full bench of the Federal Circuit Court in Washington D.C. in respect of an appeal of a prior ruling of non infringement on the part of the defendants Visa Inc. and MasterCard International by the Federal District Court for the Central District of California in the last quarter of the calendar year ending December 31, 2013.

