Form 10-Q
period 2014-09-30
SmartMetric, Inc.
filed 2014-11-14
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission File No.  000-54853

SMARTMETRIC, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	05-0543557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3960 Howard Hughes Parkway, Suite 500, Las Vegas, NV 89109
(Address of principal executive offices)

(702) 990-3687
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

As of November 14, 2014, there were 169,189,382 shares issued and outstanding of the registrant’s common stock.

2

PART I — FINANCIAL INFORMATION

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	June 30,
	2014	2014
	(Unaudited)
Assets
Current assets:
Cash	$204,527	$97,924
Prepaid expenses and other current assets	246,606	307,491

Total current assets	451,133	405,415

Other assets:
Advances to shareholder	-	22,478
Patent costs, less accumulated amortization of $15,000 and $14,625, respectively	-	375

Total assets	$451,133	$428,268

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$324,060	$325,877
Liability for stock to be issued	638,381	355,750
Deferred Officer salary	172,515	125,015
Shareholder loan	9,522	-

Total current liabilities	1,144,478	806,642

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, 210,000 and 400,000 shares issued and outstanding	210	210
Common stock, $.001 par value; 200,000,000 shares authorized, 169,189,382 and 167,707,937 shares issued and outstanding , respectively	169,189	167,708
Additional paid-in capital	19,003,199	18,767,649
Accumulated deficit	(19,865,943)	(19,313,941)

Total stockholders' deficit	(693,345)	(378,374)

Total liabilities and stockholders' deficit	$451,133	$428,268

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September	September
	30,	30,
	2014	2013

Revenues	$-	$-

Expenses:
Officer's salary	47,500	47,500
Other general and administrative	456,022	657,078
Research and development	48,480	314,885

Total operating expenses	552,002	1,019,463

Loss from operations before income taxes	(552,002)	(1,019,463)

Income taxes	-	-

Net loss	$(552,002)	$(1,019,463)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	170,330,575	155,805,673

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September	September
	30,	30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(552,002)	$(1,019,463)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	375	375
Common stock and warrants issued and issuable for services	202,254	42,326

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	(212,000)	139,431
(Increase) decrease in advances to shareholder	9,522	-
Increase (decrease) in accounts payable and accrued expenses	(1,817)	(68,800)
Increase (decrease) in deferred officer's salary	47,500	-

Net cash used in operating activities	(506,168)	(906,131)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	22,478	-
Proceeds from sale of common stock	307,662	123,474
Liability for stock to be issued	282,631	139,474

Net cash provided by financing activities	612,771	262,948

NET (DECREASE) IN
CASH	106,603	(643,183)

CASH
BEGINNING OF PERIOD	97,924	804,257

END OF PERIOD	$204,527	$161,074

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

See notes to condensed consolidated financial statements.

SMARTMETRIC INC. AND SUBSIDIARY

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, as filed with the Securities and Exchange Commission.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $552,002 and $1,019,463 for the three months ended September 30, 2014 and 2013 respectively, and has an accumulated deficit of $19,865,943at September 30, 2014.   The Company has spent a substantial portion of its time and capital resources in the development of its technology.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of September 30, 2014 no accrual for uncertain income tax positions is necessary.

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

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current period condensed consolidated financial statements. These reclassifications had no effect on previously reported results.

NOTE 3 -         PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements and expire through January 2016, as well as advance rental payments.  The Company issued common stock and warrants as consideration for the consulting services, and were valued based on the stock price or computed warrant value at the time of the respective agreements.

NOTE 4 -         PATENT COSTS

Patent costs as of September 30, 2014 and June 30, 2014 are summarized as follows:

	Estimated Useful Lives ( Years)	September 30, 2014	June 30, 2014

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(15,000)	(14,625)
Patent costs, net		$0	$375

Amortization expense was $375 for the three months ended September 30, 2014 and 2013, respectively.

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

During September 2013, the Company acquired license rights to ACI's BioCentric Cloud Device technology in consideration of the Company's issuance to ACI of 200,000 shares of its Series B Convertible Preferred Stock. Effective November 5, 2014, the Company increased the number of preferred shares designated as Series B, and accordingly, the shares were issued to ACI on November 10, 2014.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Lease Agreement

In February 2012, the company entered into a facilities lease in Buenos Aires, Argentina for its manufacturing activities. The lease term is from March 1, 2012 through January 31, 2015. The Company terminated this lease and vacated its Argentina facility in February, 2014. The Company also utilizes offices in Australia, Israel and Las Vegas, Nevada. The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the three months ended September 30, 2014 and 2013 was $7,222 and $31,631, respectively.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $9,522 and $0 at September 30, 2014 and June 30, 2014, respectively. The Company has made cash advances to its Chief Executive Officer with an aggregate amount due of $0 and $22,478 at September 30, 2014 and June 30, 2014, respectively. These advances bear interest at the rate of five percent (5%) per annum.

The Company has accrued the amounts of $172,515 and $125,015 at September 30, 2014 and June 30, 2014, respectively, as deferred Officer’s salary, for the difference between the Chief Executive Officer’s annual salary and the amounts paid.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 -         STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2014, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 210,000 shares issued and outstanding.

On December 11, 2009, the Company filed a Certificate of Designation with the State of Nevada, to designate 500,000 shares of the preferred stock to be designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”). Effective November 5, 2014, the number of shares designated as Series B Convertible Preferred Stock was increased to 1,000,000 shares.

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

During September 2013, the Company acquired license rights to ACI's BioCentric Cloud Device technology in consideration of the Company's issuance to ACI of 200,000 shares of its Series B Convertible Preferred Stock. Effective November 5, 2014, the Company increased the number of preferred shares designated as Series B, and accordingly, the shares were issued to ACI on November 10, 2014.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In accordance with Staff Accounting Bulletin (“SAB”) topic 5G “Transfers of Non-monetary Assets by Promoters and Shareholders” the Company recorded these transactions at ACI’s carrying basis of the Patents, which was $0.

Class A Common Stock

As of September 30, 2014, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001. The articles of incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, and again in 2009 to increase the number of authorized shares to 200,000,000.

As of September 30, 2014, the Company has 169,189,382 shares of common stock issued and outstanding.

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

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended September 30, 2014, the Company sold for cash 4,893,731 shares and twenty-four month warrants to purchase: (i) 1,375,000 shares at $0.70 per share, and (ii) 724,500 shares at $1.00 per share, for net proceeds of $307,662.

During the three months ended June 30, 2014, the Company issued 200,000 shares for consulting and legal services valued at $32,000, based on the stock price at the time of the respective agreements underlying the services provided.

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

In connection with the extension of the above referenced warrants during the year ended June 30, 2014, which were partial consideration in connection with a new consulting agreement, the Company assigned a value of $209,300 using the Black-Scholes option pricing model. The Company recorded the charge to consulting expenses over the term of the new consulting agreement, which expired in July 2014.

In May 2012, the Company issued warrants to purchase 250,000 shares of its common stock at an exercise price of $0.50 per share, as partial consideration for a consulting agreement for public relations services.  The warrants expired in May 2014.

As of September 30, 2014 and June 30, 2014, the following is a breakdown of the Company’s warrant activity:

September 30, 2014:

Outstanding - June 30, 2014	19,004,326
Issued	2,099,500
Exercised	-
Expired	-
Outstanding - September 30, 2014	21,103,500

June 30, 2014:

Outstanding - June 30, 2013	21,757,578
Issued	13,004,326
Exercised	-
Expired	(15,757,578)

Outstanding - June 30, 2014	19,004,326

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 -       STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

At September 30, 2014, all of the 21,103,500 warrants are vested and 15,103,500 warrants expire at various times through January 15, 2016, 1 million warrants expire on June 20, 2015, 2.5 million warrants expire on October 25, 2015, and 2.5 million warrants expire on March 29, 2016.

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

On August 29, 2011, the Company filed a complaint in the United States District Court, Central District of California, against Master Card, Inc. (“MasterCard”) and Visa, Inc. (“Visa”) alleging patent infringement on the ‘464 Patent (the “August 2012 Case”). In a prior Visa and MasterCard Case and AMEX case, the Court excluded “contactless” credit card/pay system from the scope of the ‘464 patent claims..  In the August 2012 Case, the Company charged that VISA and MasterCard’s EMV debit/credit card systems infringe the ‘464 Patent.  These systems do allow for physical insertion of an EMV/credit card into a recess of a data card reader.

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

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business.   Except as described herein, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended June 30, 2014 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this Report, except as required by law. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

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

Research & Development:

The Company’s ongoing research and development is being undertaken by engineering contractors working for SmartMetric in Israel.

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

The Company is developing a fingerprint activated identity verification and verified entry card based on the Company’sdevelopment of its banking EMV chip card. The Company foresees a great deal of opportunity in the security and identity validation industries from both Government and Business customers.

SmartMetric does not believe its business is seasonal.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenue and Net Loss

For the three months ended September 30, 2014, there was no revenue and a net loss of $552,002.  For the three months ended September 30, 2013, there was no revenue and a net loss of $1,019,463.  This decreased loss of $467,461 or 45.9% resulted primarily from lower research and development and general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014 were $456,022, a decrease of $201,056 or 30.6% compared to $657,078 for the comparable period in 2013. This decrease was primarily attributed to lower consulting expenses and legal and professional fees.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2014 were $48,480 a decrease of $266,405 or 84.6% compared to $314,885 for the comparable period in 2013.   This decrease was primarily attributable to lower engineering expenses.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2014 was $0, unchanged from the comparable period in 2013.

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

At September 30, 2014, the Company had an accumulated deficit of $19,865,943 and it is likely that the Company will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

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

Cash

Our cash balance was $204,527 at September 30, 2014 compared with $97,924 at June 30, 2014. The increase was primarily attributable to sales of securities and reduced research and development costs.

Net cash used in operating activities

Net cash used in operating activities was $506,168 for the three months ended September 30, 2014, a decrease of $399,963, or 44.1% from the comparable period in 2013.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for the three months ended September 30, 2014, unchanged from the comparable period in 2013.

Net cash provided by financing activities

Net cash provided by financing activities was $612,771 for the three months ended September 30, 2014, an increase of $349,823 or 133.0% from the comparable period in 2013.  The increase was based on higher sales and issuances of equity shares in the current quarter.

Contractual Obligations and Off-Balance Sheet Arrangements.

There were no off-balance sheet arrangements at September 30, 2014 and June 30, 2014.

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

Intangible assets

SmartMetric issued 200,000 of its Series B Convertible Preferred Stock to ACI during the period in exchange for the Medical Keyring Device. The Company acquired license rights to ACI's BioCentric Cloud Device technology in consideration of the Company's issuance of 200,000 shares of its Series B Convertible Preferred Stock.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these investments.  At September 30, 2014, we had $204,527 in cash and cash equivalents.  A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of September 30, 2014, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of September 30, 2014.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at September 30, 2014.

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

Changes in Internal Controls

During the three months ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On August 29, 2011, the Company filed a complaint in the United States District Court, Central District of California, against Master Card, Inc. (“MasterCard”) and Visa, Inc. (“Visa”) alleging patent infringement on the ‘464 Patent (the “August 2012 Case”). In a prior Visa and MasterCard Case and AMEX case, the Court excluded “contactless” credit card/pay system from the scope of the ‘464 patent claims..  In the August 2012 Case, the Company charged that VISA and MasterCard’s EMV debit/credit card systems infringe the ‘464 Patent.  These systems do allow for physical insertion of an EMV/credit card into a recess of a data card reader.

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

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business.   Except as described herein, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 1A.                     RISK FACTORS

Not Applicable.

Item 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes the securities that we sold during the three months ended September 30, 2014 without registering the securities under the Securities Act:

During the three months ended September 30, 2014, the Company sold for cash 4,893,731 shares and twenty-four month warrants to purchase: (i) 1,375,000 shares at $0.70 per share, and (ii) 724,500 shares at $1.00 per share, for net proceeds of $307,662.

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

Item 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                       MINE SAFETY DISCLOSURES

N/A.

Item 5.                       OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended September 30, 2014 which were not disclosed on such form.

Item 6.                       EXHIBITS

The following exhibits are attached to this Form 10-Q and made a part hereof.

Exhibit No.	Description

3.1	Amendment to the Certificate of Designations for the Company’s Series B Convertible Preferred Stock as filed with the Nevada Secretary of State on November 5, 2014.

31.1	Certification of SmartMetric’s Chief Executive Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certificate of SmartMetric’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of SmartMetric’s Chief Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

32.2	Certification of SmartMetric’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Dated: November 14, 2014	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 14, 2014	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)

