Form 10-Q
period 2014-12-31
SmartMetric, Inc.
filed 2015-02-17
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2014

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

As of February 15, 2015, there were 176,592,752 shares issued and outstanding of the registrant’s common stock.

2

PART I — FINANCIAL INFORMATION

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2014	2014
	(Unaudited)
Assets
Current assets:
Cash	$50,832	$97,924
Prepaid expenses and other current assets	156,084	307,491

Total current assets	206,916	405,415

Other assets:
Advances to shareholder	-	22,478
Patent costs, less accumulated amortization of $15,000 and $14,625, respectively	-	375

Total assets	$206,916	$428,268

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$321,090	$325,877
Liability for stock to be issued	414,257	355,750
Deferred Officer salary	220,015	125,015
Shareholder loan	9,522	-

Total current liabilities	964,884	806,642

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares
authorized, 410,000 and 210,000 shares issued and outstanding	410	210
Common stock, $.001 par value; 200,000,000 shares
authorized, 175,196,506 and 167,707,937
shares issued and outstanding , respectively	175,196	167,708
Additional paid-in capital	19,363,430	18,767,649
Accumulated deficit	(20,297,004)	(19,313,941)

Total stockholders' deficit	(757,968)	(378,374)

Total liabilities and stockholders' deficit	$206,916	$428,268

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December	December	December	December
	31,	31	31,	31
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Expenses:
Officer's salary	47,500	47,500	95,000	95,000
Other general and administrative	341,162	579,346	797,184	1,236,424
Research and development	42,399	63,692	90,879	378,577

Total operating expenses	431,061	690,538	983,063	1,710,001

Loss from operations before income taxes	(431,061)	(690,538)	(983,063)	(1,710,001)

Income taxes	-	-	-	-

Net loss	$(431,061)	$(690,538)	$(983,063)	$(1,710,001)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding, basic and diluted	172,850,123	160,086,219	170,664,640	157,945,946

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December	December
	31,	31,
CASH FLOWS FROM OPERATING ACTIVITIES	2014	2013
Net loss	$(983,063)	$(1,710,001)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	375	750
Common stock and warrants issued and issuable for services	294,224	479,526

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	57,240	(53,109)
Increase (decrease) in accounts payable and accrued expenses	(4,787)	(35,933)
Increase (decrease) in deferred officer's salary	95,000	-
Increase (decrease) in payroll taxes and related fees	-	(4,142)

Net cash used in operating activities	(541,011)	(1,322,909)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to shareholder	22,478	24,001
Loans from related parties	9,522	-
Proceeds from sale of common stock	403,412	242,174
Liability for stock to be issued	58,507	252,477

Net cash provided by financing activities	493,919	518,652

NET DECREASE IN
CASH	(47,092)	(804,257)

CASH
BEGINNING OF PERIOD	97,924	804,257

END OF PERIOD	50,832	$-

CASH PAID DURING THE PERIOD FOR:
Income taxes	-	$-
Interest expense	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of preferred stock and reduction of additional paid in capital for patent	$200	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, as filed with the Securities and Exchange Commission.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $983,063 and $1,710,001 for the six months ended December 31, 2014 and 2013 respectively, and has an accumulated deficit of $20,297,004 at December 31, 2014.   The Company has spent a substantial portion of its time and capital resources in the development of its technology.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of December 31, 2014 no accrual for uncertain income tax positions is necessary.

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

NOTE 4 -	PATENT COSTS

Patent costs as of December 31, 2014 and June 30, 2014 are summarized as follows:

	Estimated Useful Lives ( Years)	December 31, 2014	June 30, 2014

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(15,000)	(14,625)
Patent costs, net		$0	$375

Amortization expense was $375 and $750 for the six months ended December 31, 2014 and 2013, respectively.

NOTE 5 -	COMMITMENTS

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

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Lease Agreement

In February 2012, the company entered into a facilities lease in Buenos Aires, Argentina for its manufacturing activities. The lease term is from March 1, 2012 through January 31, 2015. The Company terminated this lease and vacated its Argentina facility in February, 2014. The Company also utilizes offices in Australia, Israel and Las Vegas, Nevada. The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the six months ended December 31, 2014 and 2013 was $14,821 and $50,841, respectively.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $9,522 and $0 at December 31, 2014 and June 30, 2014, respectively. The Company has made cash advances to its Chief Executive Officer with an aggregate amount due of $0 and $22,478 at December 31, 2014 and June 30, 2014, respectively. These advances bear interest at the rate of five percent (5%) per annum.

The Company has accrued the amounts of $220,015 and $125,015 at December 31, 2014 and June 30, 2014, respectively, as deferred Officer’s salary, for the difference between the Chief Executive Officer’s annual salary and the amounts paid.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of December 31, 2014, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 210,000 shares issued and outstanding.

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

Class A Common Stock

As of December 31, 2014, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001. The articles of incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, and again in 2009 to increase the number of authorized shares to 200,000,000.

As of December 31, 2014, the Company has 175,196,506 shares of common stock issued and outstanding.

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

During the three months ended December 31, 2014, the Company sold for cash 1,599,994 shares and twelve month warrants to purchase: (i) 1,187,500 shares at $0.70 per share, and (ii) 598,500 shares at $1.00 per share, for net proceeds of $95,750.

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

As of December 31, 2014 and June 30, 2014, the following is a breakdown of the Company’s warrant activity:

December 31, 2014:

Outstanding – June 30, 2014	19,004,326
Issued	3,885,500
Exercised	-
Expired	-
Outstanding - December 31, 2014	22,889,826

June 30, 2014:

Outstanding - June 30, 2013	21,757,578
Issued	13,004,326
Exercised	-
Expired	(15,757,578)

Outstanding - June 30, 2014	19,004,326

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6	- STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

At December 31, 2014, all of the 22,889,826 warrants are vested and 16,889,826 warrants expire at various times through January 15, 2016, 1 million warrants expire on June 20, 2015, 2.5 million warrants expire on October 25, 2015, and 2.5 million warrants expire on March 29, 2016.

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

On October 2013, the Federal District Court, Central District of California, held that the Defendants did not infringe on the ‘464 Patent.

VISA and MasterCard asked the District Court to award them attorneys' fees and costs approximating $3 million. SmartMetric has opposed this request, which SmartMetric believes is without merit because SmartMetric filed its suit in good faith, and has litigated the case in an objectively reasonable manner. The company awaits a decision from the presiding Judge hearing this matter.

NOTE 9 -	SUBSEQUENT EVENTS

On February 11, 2015, the Company entered into a security agreement (the “Agreement”) with Chaya Hendrick, the Company’s chief executive officer (“Executive”), pursuant to which the Company granted Executive a continuing security interest in all of the Company’s assets, which are existing now or arise after the date of the Agreement, until such time that the Company repays all loans and accrued but unpaid salary owed to Executive.  As of the date of the Agreement, the Company had loans and accrued but unpaid salary owed to Executive in the aggregate principal amount of $270,015.

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

Recent Developments

On February 11, 2015, the Company entered into a security agreement (the “Agreement”) with Chaya Hendrick, the Company’s chief executive officer (“Executive”), pursuant to which the Company granted Executive a continuing security interest in all of the Company’s assets, which are existing now or arise after the date of the Agreement, until such time that the Company repays all loans and accrued but unpaid salary owed to Executive.  As of the date of the Agreement, the Company had loans and accrued but unpaid salary owed to Executive in the aggregate principal amount of $270,015.

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

The Company intends to market its biometric payments card directly to banks as well as forging marketing relationships with banking card Industry Company’s.

MedicalKeyring:

In the last quarter of 2013 the Company released on a small release basis, its MedicalKeyring product. The release was via limited radio advertising in New York with the focus on testing the market for the product and radio advertising directing interested consumers to the company website for information and product purchasing. The Company received interest from the advertising with orders placed on its website. The numbers of orders placed however were insignificant but did show that there was interest in the product. A small number of user feedback of the product was obtained which in turn has confirmed the functional use and benefit of the product as a portable storage device of a person’s medical files while protecting these files with the SmartMetric fingerprint biometric technology. Experience was also gained in respect of the functionality of the products software that in turn has lead us to undertake further work on developing and improving the products internal software and interface.

The Company has decided to focus its engineering development resources on its Biometric payments card product at this point in time rather than spreading its development resources across two new product releases. Following commercial release of the SmartMetric biometric fingerprint card the company will move forward with the release of mark 2 MedicalKeyring.

Our ability to continue as a going concern prior to the generation of sales is almost exclusively dependent upon our ability to raise capital, specifically through sales of unregistered securities.  The ability to raise capital through private placement sales is very unpredictable, thus greatly influencing the Company’s ability to continue as a going concern.

Research & Development:

The Company’s ongoing research and development is undertaken by engineering contractors working for SmartMetric in the United States, Israel and Argentina.

Research & Development is broken up into two areas of engineering. The first is hardware engineering which involves system design, component sourcing and development as well as assembly and mass production card lamination processes. Second, the company has a research and development focus on embedded and operational software systems for its biometric products.

The company will have an ongoing Research & Development effort even after the release of its first biometric card product with the aim of bringing further card and new biometric products to market based on the companies expertise in miniature sub micro-electronics.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2014 and 2013

Revenue and Net Loss

For the three months ended December 31, 2014, there was no revenue and a net loss of $431,061.  For the three months ended December 31, 2013, there was no revenue and a net loss of $690,538.  This decreased loss of $259,477 or 37.6% resulted primarily from lower research and development and general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2014 were $341,162, a decrease of $238,184 or 41.1% compared to $597,346 for the comparable period in 2013. This decrease was primarily attributed to lower consulting expenses and legal and professional fees.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2014 were $42,399 a decrease of $21,293 or 33.4% compared to $63,692 for the comparable period in 2013.   This decrease was primarily attributable to lower engineering expenses.

Income Tax Expense

Income tax expense for the three months ended December 31, 2014 was $0, unchanged from the comparable period in 2013.

Comparison of the Six Months Ended December 31, 2014 and 2013

Revenue and Net Loss

For the six months ended December 31, 2014, there was no revenue and a net loss of $983,063.  For the six months ended December 31, 2013, there was no revenue and a net loss of $1,710,001.  This decreased loss of $726,938 or 42.5% resulted primarily from lower research and development and general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2014 were $797,184, a decrease of $439,240 or 35.5% compared to $1,236,424 for the comparable period in 2013. This decrease was primarily attributed to lower consulting expenses and legal and professional fees.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2014 were $90,879 a decrease of $287,698 or 76.0% compared to $378,577 for the comparable period in 2013.   This decrease was primarily attributable to lower engineering expenses.

Income Tax Expense

Income tax expense for the six months ended December 31, 2014 was $0, unchanged from the comparable period in 2013.

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

At December 31, 2014, the Company had an accumulated deficit of $20,297,004 and it is likely that the Company will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

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

Cash

Our cash balance was $50,832 at December 31, 2014 compared with $97,924 at June 30, 2014. The decrease was primarily attributable to reduced sales of securities.

Net cash used in operating activities

Net cash used in operating activities was $541,011 for the six months ended December 31, 2014, a decrease of $791,898, or 59.1% from the comparable period in 2013.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for the six months ended December 31, 2014, unchanged from the comparable period in 2013.

Net cash provided by financing activities

Net cash provided by financing activities was $493,919 for the six months ended December 31, 2014, a decrease of $24,733 or 4.8% from the comparable period in 2013.  This decrease was based on lower sales and issuances of equity shares in the period.

Contractual Obligations and Off-Balance Sheet Arrangements.

There were no off-balance sheet arrangements at December 31, 2014 and June 30, 2014.

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

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these investments.  At December 31, 2014, we had $50,832 in cash.  A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of December 31, 2014, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of December 31, 2014.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at December 31, 2014.

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

Changes in Internal Controls

During the six months ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On October 2013, the Federal District Court, Central District of California, held that the Defendants did not infringe on the ‘464 Patent.

Defendants asked the Court to award them attorneys' fees and costs approximating $3 million. The Company has opposed this request, which the Company believes is without merit because the Company filed its suit in good faith, and has litigated the case in an objectively reasonable manner. No final determination has been made by the Court.

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes the securities that we sold during the three months ended December 31, 2014 without registering the securities under the Securities Act:

During the three months ended December 31, 2014, the Company sold for cash 1,599,994 shares and twelve month warrants to purchase: (i) 1,187,500 shares at $0.70 per share, and (ii) 598,500 shares at $1.00 per share, for net proceeds of $95,750.

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

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

N/A.

Item 5.	OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended December 31, 2014 which were not disclosed on such form.

Item 6.	EXHIBITS

The following exhibits are attached to this Form 10-Q and made a part hereof.

Exhibit No.	Description

10.1	Security Agreement, dated February 11, 2015, between SmartMetric, Inc. and Chaya Hendrick

31.1	Certification of SmartMetric’s Chief Executive Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certificate of SmartMetric’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of SmartMetric’s Chief Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

32.2	Certification of SmartMetric’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Dated: February 17, 2015	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: February 17, 2015	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)