Form 10-Q
period 2015-03-31
SmartMetric, Inc.
filed 2015-05-15
CIK 1301991

\

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

As of May 15, 2015, there were 177,752,752 shares issued and outstanding of the registrant’s common stock.

2

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash	$87,970	$97,924
Prepaid expenses and other current assets	114,417	307,491

Total current assets	202,387	405,415

Other assets:
Advances to shareholder	-	22,478
Patent costs, less accumulated amortization of $15,000 and $14,625, respectively	-	375

Total assets	$202,387	$428,268

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$367,006	$325,877
Liability for stock to be issued	473,107	355,750
Deferred Officer salary	220,015	125,015
Shareholder loan	25,522	-

Total current liabilities	1,085,650	806,642

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 410,000 and 210,000 shares issued and outstanding	410	210
Common stock, $.001 par value; 200,000,000 shares authorized, 177,892,752 and 167,707,937 shares issued and outstanding , respectively	177,892	167,708
Additional paid-in capital	19,509,216	18,767,649
Accumulated deficit	(20,570,781)	(19,313,941)

Total stockholders' deficit	(883,263)	(378,374)

Total liabilities and stockholders' deficit	$202,387	$428,268

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March	March	March	March
	31,	31,	31,	31,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Expenses:
Officer's salary	47,500	47,500	142,500	142,500
Other general and administrative	203,045	708,790	1,000,229	1,945,214
Research and development	23,232	58,490	114,111	437,067

Total operating expenses	273,777	814,780	1,256,840	2,524,781

Loss from operations before income taxes	(273,777)	(814,780)	(1,256,840)	(2,524,781)

Income taxes	-	-	-	-

Net loss	$(273,777)	$(814,780)	$(1,256,840)	$(2,524,781)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	177,086,406	163,349,821	172,780,876	159,722,082

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March	March
	31,	31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,256,840)	$(2,524,781)

Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	375	1,125
Common stock and warrants issued and issuable for services	158,982	1,029,007

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	193,074	461,958
(Increase) decrease in advances to shareholder	22,478	(24,428)
Increase (decrease) in accounts payable and accrued expenses	41,129	(9,805)
Increase (decrease) in deferred officer's salary	95,000	47,501

Net cash used in operating activities	(745,802)	(1,019,423)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	25,522	(21,572)
Proceeds from sale of common stock	592,969	580,861
Liability for stock to be issued	117,357	(281,254)

Net cash provided by financing activities	735,848	278,035

NET (DECREASE) IN CASH	(9,954)	(741,388)

CASH
BEGINNING OF PERIOD	97,924	804,257

END OF PERIOD	$87,970	$62,869

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of preferred stock and reduction of additional paid in capital for patent	$200	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, as filed with the Securities and Exchange Commission.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $1,256,840 and $2,524,781 for the nine months ended March 31, 2015 and 2014 respectively, and has an accumulated deficit of $20,570,781 at March 31, 2015.   The Company has spent a substantial portion of its time and capital resources in the development of its technology.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of March 31, 2015 no accrual for uncertain income tax positions is necessary.

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

Prepaid expenses represent the unexpired terms of various consulting agreements and expire through June 2016, as well as advance rental payments.  The Company issued common stock and warrants as consideration for the consulting services, and were valued based on the stock price or computed warrant value at the time of the respective agreements.

NOTE 4 -	PATENT COSTS

Patent costs as of March 31, 2015 and June 30, 2014 are summarized as follows:

	Estimated Useful Lives ( Years)	March 31, 2015	June 30, 2014

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(15,000)	(14,625)
Patent costs, net		$0	$375

Amortization expense was $375 and $1,125 for the nine months ended March 31, 2015 and 2014, respectively.

SMARTMETRIC INC. AND SUBSIDIARY

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

Lease Agreement

In February 2012, the company entered into a facilities lease in Buenos Aires, Argentina for its manufacturing activities. The lease term is from March 1, 2012 through January 31, 2015. The Company terminated this lease and vacated its Argentina facility in February, 2014. The Company also utilizes offices in Australia, Israel and Las Vegas, and Nevada on short-term leases. The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the nine months ended March 31, 2015 and 2014 was $13,883 and $55,769, respectively.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $25,522 and $0 at March 31, 2015 and June 30, 2014, respectively. The Company has made cash advances to its Chief Executive Officer with an aggregate amount due of $0 and $22,478 at March 31, 2015 and June 30, 2014, respectively. These advances bear interest at the rate of five percent (5%) per annum.

The Company has accrued the amounts of $220,015 and $125,015 at March 31, 2015 and June 30, 2014, respectively, as deferred Officer’s salary, for the difference between the Chief Executive Officer’s annual salary and the amounts paid.

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

Preferred Stock

As of March 31, 2015, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 410,000 shares issued and outstanding.

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

Class A Common Stock

As of March 31, 2015, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001. The articles of incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, and again in 2009 to increase the number of authorized shares to 200,000,000.

As of March 31, 2015, the Company has 177,892,752 shares of common stock issued and outstanding.

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

During the three months ended March 31, 2015, the Company sold for cash 4,425,000 shares and twelve month warrants to purchase: (i) 2,375,000 shares at $0.70 per share, and (ii) 1,197,000 shares at $1.00 per share, for net proceeds of $189,557.

During the three months ended March 31, 2015, the Company issued 296,250 shares for consulting services valued at $17,775, based on the stock price at the time of the respective agreements underlying the services provided.

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

As of March 31, 2015 and June 30, 2014, the following is a breakdown of the Company’s warrant activity:

March 31, 2015:

Outstanding - June 30, 2014	19,004,326
Issued	7,457,500
Exercised	-
Expired	-
Outstanding - March 31, 2015	26,461,826

June 30, 2014:

Outstanding - June 30, 2013	21,757,578
Issued	13,004,326
Exercised	-
Expired	(15,757,578)

Outstanding - June 30, 2014	19,004,326

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

At March 31, 2015, all of the 26,461,826 warrants are vested and 20,461,826 warrants expire at various times through January 15, 2016, 1 million warrants expire on June 20, 2015, 2.5 million warrants expire on October 25, 2015, and 2.5 million warrants expire on March 29, 2016.

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

In October 2013, the Federal District Court, Central District of California, held that the Defendants did not infringe on the ‘464 Patent.

VISA and MasterCard asked the District Court to award them attorneys' fees and costs approximating $3 million. SmartMetric opposed this request, which SmartMetric believed was without merit because SmartMetric filed its suit in good faith and had litigated the case in an objectively reasonable manner.

On March 25, 2015, The Federal District Court of the Southern District of California denied both Visa and Mastercard’s motion for fees and costs. A notice of appeal has been lodged with the Court by Mastercard while Visa declined to lodge an appeal and the time for such an appeal by Visa has now passed.

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

MedicalKeyring:

In the last quarter of 2013 the Company released on a small release basis, its MedicalKeyring product. The release was marketed using limited radio advertising in New York with the focus on testing the market for the product and radio advertising directing interested consumers to the Company website for information and product purchasing. The Company received interest from the advertising with orders placed on its website. The numbers of orders placed however were insignificant but did show that there was interest in the product. A small number of user feedback of the product was obtained which in turn has confirmed the functional use and benefit of the product as a portable storage device of a person’s medical files while protecting these files with the SmartMetric fingerprint biometric technology. Experience was also gained in respect of the functionality of the products software that in turn has lead us to undertake further work on developing and improving the products internal software and interface.

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

The company will have an ongoing Research & Development effort even after the release of its first biometric card product with the aim of bringing further card and new biometric products to market based on the Company’s expertise in miniature sub micro-electronics.

Sales & Marketing:

SmartMetric anticipates selling its biometric card to banks as a state of the art protection against identity theft and financial fraud for $50.00 a card.  The company plans to have the card released to the public through banks and financial institutions as a special anti-fraud and anti-identity theft premium card that is offered to their banking customers.  Discussions are being held concerning the offering by banks directly to their banking customers, the SmartMetric biometric protected card as a premium credit/debit card with a monthly premium card fee to the consumer expected to be set by the banks at between $4.95 to $9.95 per month.

The SmartMetric cards made for use in the financial services industry are EMV chip cards that have the chip in an off state that is turned on after the card user touches the fingerprint reader sensor. The cards are designed to be fully operative with existing point of sale machines and ATM’s that take EMV chip cards.

By the end of 2014, the number of EMV payment cards in circulation rose by 1 billion, up 43% from the previous year to 3.4 billion, from 2.37 billion in Q4 2013.  There are now 3.4 billion EMV chip cards in use globally. The first phase of marketing and sales by SmartMetric will be concentrated on regions around the World that already have significant EMV credit and debit card adoption.

The Company is developing a fingerprint activated identity verification and verified entry card based on the Company’s development of its banking EMV chip card. The Company foresees a great deal of opportunity in the security and identity validation industries from both Government and Business customers.

SmartMetric does not believe its business is seasonal.

Results of Operations

Comparison of the Nine Months Ended March 31, 2015 and 2014

Revenue and Net Loss

For the nine months ended March 31, 2015, there was no revenue and a net loss of $1,256,840.  For the nine months ended March 31, 2014, there was no revenue and a net loss of $2,524,781.  This decreased loss of $1,267,941 or 50.2% resulted primarily from lower general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2015 were $1,000,229, a decrease of $944,985 or 48.6% compared to $1,945,214 for the comparable period in 2014. This decrease was primarily attributed to lower consulting expenses and legal and professional fees.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2015 were $114,111 a decrease of $322,956 or 73.9% compared to $437,067 for the comparable period in 2014.   This decrease was primarily attributable to lower engineering expenses.

Income Tax Expense

Income tax expense for the nine months ended March 31, 2015 was $0, unchanged from the comparable period in 2014.

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenue and Net Loss

For the three months ended March 31, 2015, there was no revenue and a net loss of $273,777.  For the three months ended March 31, 2014, there was no revenue and a net loss of $814,780.  This decreased loss of $541,003 or 66.4% resulted primarily from lower general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 were $203,045, a decrease of $505,745 or 71.4% compared to $708,790 for the comparable period in 2014. This decrease was primarily attributed to lower consulting expenses and legal and professional fees.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2015 were $23,232 a decrease of $35,258 or 60.3% compared to $58,490 for the comparable period in 2014.   This decrease was primarily attributable to lower engineering expenses.

Income Tax Expense

Income tax expense for the three months ended March 31, 2015 was $0, unchanged from the comparable period in 2014.

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

At March 31, 2015, the Company had an accumulated deficit of $20,570,781 and it is likely that the Company will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

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

Cash

Our cash balance was $87,970 at March 31, 2015 compared with $97,924 at June 30, 2014. The decrease was primarily attributable to reduced sales of securities.

Net cash used in operating activities

Net cash used in operating activities was $745,802 for the nine months ended March 31, 2015, a decrease of $273,621, or 26.8% from the comparable period in 2014.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for the nine months ended March 31, 2015, unchanged from the comparable period in 2014.

Net cash provided by financing activities

Net cash provided by financing activities was $735,848 for the nine months ended March 31, 2015, an increase of $457,813 or 164.7% from the comparable period in 2014.  This increase was based on higher sales and issuances of equity shares in the period.

Contractual Obligations and Off-Balance Sheet Arrangements.

There were no off-balance sheet arrangements at March 31, 2015 and June 30, 2014.

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

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these investments.  At March 31, 2015, we had $87,970 in cash.  A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of March 31, 2015, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of March 31, 2015.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at March 31, 2015.

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

Changes in Internal Controls

During the three months ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

In October 2013, the Federal District Court, Central District of California, held that the Defendants did not infringe on the ‘464 Patent.

Defendants asked the Court to award them attorneys' fees and costs approximating $3 million. The Company opposed this request, which the Company believed was without merit because the Company filed its suit in good faith and had litigated the case in an objectively reasonable manner.

On March 25, 2015, The Federal District Court of the Southern District of California denied both Visa and Mastercard’s motion for fees and costs. A notice of appeal has been lodged with the Court by Mastercard while Visa declined to lodge an appeal and the time for such an appeal by Visa has now passed.

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes the securities that we sold during the three months ended March 31, 2015 without registering the securities under the 1933 Act (as defined below):

During the three months ended March 31, 2015, the Company sold for cash 4,425,000 shares and twelve month warrants to purchase: (i) 1,750,000 shares at $0.70 per share, and (ii) 882,000 shares at $1.00 per share, for net proceeds of $189,557.

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

There were no matters required to be disclosed on Form 8-K during the three months ended March 31, 2015 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: May 15, 2015	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: May 15, 2015	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)

