Form 10-K
period 2015-06-30
SmartMetric, Inc.
filed 2015-10-05
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __ to_______________________________

Commission File Number: 0-54853

SMARTMETRIC, INC
(Exact name of registrant as specified in its charter)

Nevada	05-0543557
(State or other jurisdiction of	(I.R.S. Employer identification No.)
incorporation or organization)

101 Convention Center Drive, Las Vegas, NV	89109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(305) 495-7190

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

☐ Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $8,759,825 computed by reference to the closing price of the registrant’s common stock as quoted on the Over-the-Counter Bulletin Board on December 31, 2014 (which was $0.05 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 21, 2015, there are presently 186,407,814 shares of common stock, par value $0.001 issued and outstanding.

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

PART I

Item 1. Business

Corporate History and Overview

SmartMetric, Inc. (“SmartMetric” or the “Company”) was incorporated pursuant to the laws of Nevada on December 18, 2002. SmartMetric is a development stage company engaged in the technology industry. SmartMetric has an issued patent to utilize technology that involves connection to networks using data cards (smart cards and EMV cards). SmartMetric’s main product is a fingerprint sensor activated card with a finger sensor and fully functional fingerprint reader embedded inside the card with a rechargeable battery for portable biometric identification and card activation. This card may be referred to as a biometric card or the SmartMetric Biometric Datacard or Payments Card.

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

The SmartMetric Biometric Technology And Products

SmartMetric's founder, C. Hendrick is the originator and inventor of various miniature biometric activated devices including the SmartMetric biometric fingerprint activated payments card with an embedded fully functional fingerprint reader in side the card as well as the SmartMetric Medical Keyring. The SmartMetric biometric payments card provides for high level security for credit and debit cards by adding biometric authentication and activation to the new EMV chip cards now in use around the World. More than 3.4 Billion EMV chip debit and credit cards are now in use globally and the SmartMetric biometric payments card has been manufactured to be totally interoperable with the EMV chip card infrastructure. Using the advanced electronic miniaturization by SmartMetric to make it’s biometric credit/debit cards the company has also turned its attention to creating a multi functional biometric building access control card that is also used for secure biometric computer network access. SmartMetric has also turned its attention to creating a biometric health insurance card with up to 128 Gigabytes of memory for storing a persons medical files as well as assisting in fighting medical fraud by using the card to provide in-card biometric identity validation.

SmartMetric has developed an even smaller biometric self-powered fingerprint reader that is of a scale to fit "inside" a standard credit or debit card. The cardholder has stored inside the card his or her fingerprint. To activate the card the person swipes the fingerprint sensor, the sensor is connected to an internal microprocessor that manages the fingerprint sensor fingerprint image capture and comparison matching with the pre-stored fingerprint of the cardholder held in the internal electronic memory of the card. The card has a surface mounted chip as found on EMV banking chip cards that is activated or turned on only after a card holders fingerprint has been scanned and verified using the SmartMetric miniature "in-card" biometric scanner. The surface mounted chip is an EMV chip that is a banking industry standard for what is called chip cards or chip and pin cards. The SmartMetric biometric technology turns the EMV chip card into an EMV biometric chip card.

There are over 3.4 billion EMV chip cards used by banks around the world for both credit cards, ATM cards and debit cards. SmartMetric sees this existing user base as a natural market for its advanced security biometric activated card technology. SmartMetric plans to market its in-card biometric solution as a replacement to the less secure password or PIN used in current cards thereby providing biometric security to card issuing banks and biometric protection for the card user.

SmartMetric has completed development of its card and is now in the final stages of preparations for mass manufacturing. The Company is scheduled to have its first mass manufactured cards produced by the end of October 2015. The SmartMetric biometric payments card, due to exposure in specialty trade publications and numerous press releases, is receiving much interest in the banking and payments card sector.

SmartMetric is currently engaging sales representatives who are now actively promoting the SmartMetric biometric chip card to banks and card issuers throughout Europe, the United Kingdom, Asia and North America. After internal trials by Banks and Financial Institutions (card issuers) SmartMetric will then expect sales revenue to begin.  Card issuers may take from 3 months up to 6 months of internal trials and test marketing prior to placing orders of consequence with SmartMetric.  So as the company now moves to provide cards with Banks and Financial Institutions the sales process is expected to take between 3 to 6 months from the end of October.

The SmartMetric biometric payments card, with a built-in rechargeable battery and EMV banking industry contact interface chip (which activates following a fingerprint match on the card), is the first of its kind in the world.

THE SMARTMETRIC BIOMETRIC IN-CARD FINGERPRINT READER PAYMENTS CARD

The SmartMetric biometric fingerprint activated card has several functions:

●	The card holders fingerprint is stored inside the card and NOT on a central computer;

●	Interoperable with existing smart card, EMV ATM and Retail Point Of Sale Machines;

●	The fingerprint sensor facilitates instant authorization and card user verification;

●	Self powered with its own internal rechargeable battery to allow for fingerprint activation prior to insertion into a card reading device such as an ATM or retail card reading machine;

●	In card biometric measurement storage safeguards personal information;

●	In card biometric storage permits access, identity and transaction control verification;

●	Instant identity verification will be more secure than central online or electronic wallet systems since such information on the SmartMetric Card is contained in the card and not in a centralized database or an always connected phone device. The SmartMetric Biometric fingerprint activated payments card is a credit card size plastic card. On the card’s surface are two components. The first is a standard Smartcard chip that is a standard interface that connects to universal serial bus (USB) computer smartcard readers, teller machine (ATM) machines and smartcard (POS) point-of-sale machines in retail outlets. The second component is a sensor that protrudes through the card’s surface. This sensor is connected to a sophisticated miniature circuit board that allows the sensor to read a person’s fingerprint and match it with the user’s pre-stored fingerprint encrypted and resident inside the circuit board. After a match between the users fingerprint and the pre-stored users fingerprint stored inside the card, the internal card processor unlocks and activates the surface mounted SmartCard Chip. Forms of the SmartMetric fingerprint activated biometric card involve insertion within proximity to a wireless proximity physical reader or to a physical data card reader requiring physical insertion into the card reader. The challenge SmartMetric had to overcome was having a truly portable identification credential that incorporated biometrics and yet was the standard size of an employee ID card, Credit Card or driver’s license. As it stood, standard biometric fingerprint scanners were too large to fit inside a credit card sized card and none were portable having the to be attached to a computer that powered the scanning process thereby not allowing for portability. In order to achieve the goal of biometric authentication with portability in the form factor to fit inside a user’s wallet or purse and work across both computer and banking platforms, SmartMetric had to achieve incredible reductions in the size of electronics and develop specialized mass manufacturing techniques.

The SmartMetric Biometric Datacard contains active and passive components mounted onto a paper-thin circuit board. Reducing a powerful processor to a thin sliver of silicon along with many other complex computer components including memory chips and then mounting them on the super thin board has required innovations in electronic manufacturing processes.

The SmartMetric biometric card is also a leading edge solution in the identity and access control market. Unlike a picture-based identification system, the SmartMetric biometric card has been designed to operate exclusively with the registered user. And unlike biometric security systems where the biometric information is stored at a central location, the Company believes that security is significantly increased during the verification process since the biometric information is embedded in the card itself, in a memory chip protected by encryption and no data is travelling over a network. The built-in fingerprint scanner is designed to activate the card. Without a match with the encrypted fingerprint already stored in the card, the SmartMetric Biometric Datacard will not operate.

SmartMetric, Inc. sees a significant market for its biometric fingerprint activated credit cards to replace the use of PIN numbers used in current Bank issued EMV (Smartcards’) around the World. There are more than 3.4 billion bank issued SmartCard Credit and ATM Cards in the world that have a chip that stores credit card information but still rely on a user entered PIN or signature at the ATM or Point Of Sale machine to verify the Card user. The reliance on a PIN for these new kinds of Credit & ATM Cards still leaves them vulnerable to hackers because of the use of PIN’s and signatures are vulnerable to hackers. Replacing the PIN and/or signature for these cards with a person’s fingerprint to activate the card provides the next level of security for the 3.4 Billion already issued around the World, Credit and ATM chip cards.

In 2011 both Visa and MasterCard announced that they will be introducing “Chip & Pin” Credit / ATM Cards based on the same smartcard technology already used in most advanced banking systems around the World, in the United States. Both Visa and MasterCard are actively involved in the deployment of EMV cards in the United States with major National Banks actively issuing such cards.

The SmartMetric in-card fingerprint scanner allows for a person to use their fingerprint to activate their Credit Card or ATM Card. For the banking and card industry it provides a much more secure verification process then the PIN or signature chip card system currently used.

SmartMetric plans to roll out its fingerprint activated cards in the United States. Latin America, Asia/Pacific and Europe no later than December 2015. Previously the Company stated that mass production would come on-line in the first quarter of 2016.

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

As an online purchasing card, the biometric payments card can help protect against identity theft and related fraudulent crimes that consumers can be exposed to when making purchases over the Internet. Unlike conventional credit cards, which require a consumer to type and deliver sensitive information over the Internet in order to make a purchase, the biometric card is designed to be inserted into the USB port of a computer using a USB port adapter and any purchasing information can only be released from the card when the owner’s finger print unlocks the card. The consumer’s information then travels across the Internet encrypted, minimizing exposure to interception by hackers and identity thieves.

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

SmartMetric believes that its biometric card, by way of containing information unique to the individual user, protected by the card user’s biometrics, will be useless in the hands of others. Unlike a picture-based identification system, the SmartMetric biometric card has been designed to operate exclusively with the registered user. And unlike biometric security systems where the biometric information is stored on a central database, we believe that confirmation of identify with the SmartMetric system may not be intercepted during the verification process since the biometric information is embedded in the card, itself, in a memory chip protected by encryption. The fingerprint sensor built into the card has been designed to activate the card. Without a match with the encrypted fingerprint already stored on the card, the biometric smartcard will not operate.

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

The SmartMetric Biometric card incorporates a rechargeable, lithium polymer battery. This battery is rechargeable, very thin and has been designed by SmartMetric to fit inside the SmartMetric fingerprint Credit Card sized card.  This battery is manufactured by a third party to SmartMetric’s specifications and is unaffiliated with the Company. This battery is embedded inside the card.

Other components needed for manufacture of the SmartMetric Biometric Datacard include, but are not limited to, microchips, memory chips and processor chips. The sources and availability of these materials are numerous and readily available, and should not affect the ability of SmartMetric to meet future demand.  However, SmartMetric does re-engineer a number of important components at silicon level to achieve the component size required to fit inside a Credit Card.  Both the supply of memory and processors in silicon wafers may be interrupted at any time based on global silicon supply/demand issues and the re-engineering of silicon by SmartMetric may also cause end component supply problems from time to time which may affect production and sale of the Cards.

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

Standard credit card manufacturing utilizes machines that require high pressure and high temperature in fusing top and bottom sheets of plastic together thereby encasing any electronics inside the card. Given the complexity of the card’s electronics and vulnerability to an assembly process involving high heat and high pressure, damage to the electronic circuitry was a major challenge for the Company to overcome. Research and development activities of the Company allowed the Company to achieve this ability through a combination of adjusting the pressure and heat required using special polymers together with a trade secret process that protects the silicon that is mounted directly onto the internal electronics circuit board.

The SmartMetric Medical Keyring™

On November 12, 2012, the Company entered into an Assignment and Assumption Agreement (“Keyring Assignment Agreement”) with Applied Cryptography, Inc. (“ACI”) pursuant to which ACI assigned all or its rights, title and interest to its newly designed and developed electronic electronic medical records device, the Medical Keyring™ in exchange for 200,000 shares of the Company’s series B preferred stock. This revolutionary product provides to an individual user simple to use yet advanced biometric product that is completely portable, self-contained, guaranteed private, secured by onboard SmartMetric Biometrics Technology electronic medical records storage and delivery device. It also has a display window that is used to display critical information to emergency medical providers in the case of an unresponsive person such as if the person is suffering from diabetes, pre-existing heart condition or in fact any other condition or medical information that could provide life saving information to those attending. Upon arrival at the ER or hospital the attending physician after stabilizing the patient is then able to have the patient touch the biometric sensor to unlock the patients medical records and then simply take the MedicalKeyring to computer, plug it into the USB port and then see on the computers screen the patients medical files. The patient could be in the next town, across the county or even in another country and the medical practitioner will have immediate access to the patient’s medical records. This overcomes network interoperability issues currently existing with current electronic medical records systems. It provides easy and effective patient medical records portability and provides peace of mind to the public who can now have a new medical tool that could improve invaluable in the case of a medical situation.

ALL MEDICAL RECORDS IN ONE SECURE AND PORTABLE PLACE

SmartMetric has also developed the Medical Keyring. The SmartMetric Medical Keyring is a device designed to carry a person's complete medical files on a pocket USB biometric storage device. It fits into a pocket or purse with the health records information secured from unauthorized access by the information owners’ biometrics (fingerprint). The device is self-powered with an internal rechargeable battery that powers the device in order to perform a fingerprint authorization in situations such as the bedside in an ER room. The Medical Keyring has an internal records management system that manages the person's medical data including DICOM formatted medical images such as x-rays, mammograms, CT Scans etc. The device has as well, a standard USB connector allowing the biometric authorized medical files to be viewed on any Hospital or Doctor's windows PC anywhere in the World. The Medical Keyring delivers portability, convenience, immediate access to a person’s medical files while being protected by the person's Biometrics.

SmartMetric is concentrating its engineering and resources on manufacturing its biometric payments and identity card and intends to market its already manufactured Medical Keyring, following the product launch and marketing of its biometric cards. SmartMetric is now actively marketing its Biometric EMV Chip Payments cards to Banks and Financial Institutions, globally.

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

The SmartMetric card has been designed so that it conforms to ISO standards. The printed circuit is a part of, and not distinct from, the biometric card. The printed circuit is intended to protect the circuit chips from mechanical stress and static electricity. Communication with the chip is accomplished through contacts that overlay the printed circuit. The integrated circuit chip defines the capability of a smart chip. Typically, an integrated SmartCard circuit chip consists of a microprocessor, read only memory (ROM), non-static random access memory and electrically erasable programmable read only memory which retain its state when the power is removed. The current circuit chip is made from silicon, which is not flexible and may be subject to break. In order to avoid breakage when the card is bent, the chip is restricted to only a few millimeters in size.  Also the Card itself is internally stiffened in order to protect the electronics from damage by users. SmartCard circuit chips are all low power chips.

The communication line between the card and ATM’s and other standard Smart Card reading devices is bi-directional serial transmission, which conforms to ISO standards. All the data exchanges are under the control of the central processing unit in the integrated processor chip inside the Card. Card commands and input data are sent to the chip that responds with status words and output data upon the receipt of these commands and data. Information is sent in half duplex mode (transmission of data is in one direction at a time). This protocol, together with the restriction of the bit rate, is designed to prevent data attack on the card.  Other data protection systems are utilized inside the card including advanced encryption.

In general, the size, the thickness and bend requirements for the biometric card were designed to protect the card from being spoiled physically.

Sales and Marketing

We plan to market and sell our product to commercial and banking interests in the private sector and governmental agencies such as the Department of Homeland Security and the Department of Defense.

The company is now actively marketing its biometric EMV chip card to Banks and Financial Institutions. To assist the company in its marketing efforts the company has engaged sales representatives in the United Kingdom, Europe and the United States. The company also has sales representation in Australia and sales and marketing discussions under way with Financial Institutions in the Far East and Asia.

There are more than 3.4 Billion EMV chip cards in use by Banks and Financial Institutions around the world according the standards body EMV.co. EMV chip cards are now being aggressively rolled out by major Banks within the United States. Because the SmartMetric, Biometric EMV chip card uses the banking industry EMV chip it is fully operable with all ATM and Point Of Sale chip card readers in the United States and throughout the World.

Manufacturing

The Company contracts outside silicon and component fabrication plants to manufacture specific components to SmartMetric’s specifications. Creation of the sub-micro circuit boards are outsourced, assembly of components on the board are also outsourced.  The company may also establish other card manufacturing centers at different locations as and when required. Separate manufacturing centers have been engaged in order to make, assemble and complete the finished SmartMetric biometric EMV chip card. Current production capacity is approximately 250,000 cards per week and this can be substantially increased in co-ordination with our engaged manufacturing centers.

SmartMetric’s President & CEO in one of the manufacturing facilities engaged in the SmartMetric Card manufacturing

Intellectual Property

We rely on patents, licenses, trade secrets, trademarks, copyright registrations and non-disclosure agreements to establish and protect our proprietary rights in our technologies and products. A number of Patents are in process (Patents Pending) that cover critical aspects of the engineering and function of the SmartMetric biometric card. The founder of SmartMetric, Chaya Hendrick is the inventor of these patents and has provided SmartMetric with an option over all smartcard related pending patents invented by her.

Some of the most recent patents pending have not been disclosed on the Publicly searchable USPTO database of filed for patents and remain trade secrets within the company. Publishing of such patents pending will be done in due course.

Patents

On September 14, 2004, C. Hendrick received a United States patent, U.S. Patent No. 6,792,464 (the “’464 Patent”) with regard to the use of a Smart Card as claimed in various applications including the use of a SmartCard in various Banking transactions. C Hendrick transferred the ‘464 Patent, to Applied Cryptography, Inc., a Nevada corporation, owned by C. Hendrick, in June 2004 (“ACI”). On December 11, 2009, the Company entered into an Assignment and Assumption Agreement (“Assignment Agreement”) with ACI pursuant to which ACI assigned all or its rights, title and interest to the ‘464 Patent to the Company in exchange for 200,000 shares of the Company’s series B preferred stock. In connection with the Assignment Agreement, on December 11, 2009, the Company and ACI entered into an option agreement pursuant to which the Company agreed to grant ACI an option to purchase the ‘464 Patent from the Company for 100,000 shares of the Company’s series B preferred stock, only in the event that Company fails to generate at least $1,000,000 in gross revenues attributable to the Patent at the conclusion of 24 months from the date of Assignment Agreement. As that option has expired, the Company owns the ‘464 Patent outright.

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

Government Regulation

There are currently no governmental regulations, which have any bearing on the raw materials or the manufacturing of our product.  In some jurisdictions for security purposes, Smartcards are subject to Government control.

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

Research and Development

Our research and development program has been focused on completing development of our biometric card. We continue to refine existing technology and develop further improvements to our biometric card products. We have finalized our first biometric EMV payments card product.   Research and development will continue as the Company will continue to innovate and develop new products.

The company has developed and is continuing to develop its own systems and application software that works with the SmartMetric Biometric Card. This development requires the company to continue to expend time and financial resources on significant software development. Contractors engaged by and working for SmartMetric in Tel Aviv, Israel and Buenos Aires, Argentina are undertaking this development.

Competition

SmartMetric is a company involved in portable smart card built-in-card biometric identity verification. The company knows of no other company that has created the same kind of biometric card having an inbuilt fingerprint scanner with an inbuilt reader for fingerprint matching and identity verification along with fingerprint match activated EMV banking chip inside.

The biggest companies in the SmartCard industry who are also the largest suppliers of EMV Smartcard’s or what are commonly called, “chip and pin” cards are:

Gemalto

Gemalto, the result of a merger of equals between Axalto and Gemplus, aims to build a major player in digital security and to develop secure technologies for the digital world. Gemalto does not have a biometric activated EMV chip card or Smartcard chip card where the chip on the card is activated by biometrics.

http://www.gemalto.com

Giesecke & Devrient

Giesecke & Devrient is one of the founders of the smart card industry. G&D is a worldwide group, providing smart cards, modules and solutions in the fields of telecommunications, electronic payments, transportation, health, ID and Internet security. G&D is also a leading provider of banknotes and securities as well as currency processing equipment. G&D do not have a biometric activated EMV chip card or Smartcard chip card where the chip on the card is activated following a biometric match.

http://www.gi-de.com

Oberthur Card Systems

Oberthur Card Systems is one of the founders of the smartcard industry and one of the world's leading providers of card-based solutions, software and applications including SIM and multi-application smart cards and services ranging from consulting to personalization. Oberthur do not have a biometric activated EMV chip card or Smartcard chip card where the chip on the card is activated following a biometric match.

http://www.oberthurcs.com

While these companies are the leading suppliers of the estimated more than 3.4 Billion EMV SmartCard’s issued by Banks around the World, they all issue cards that rely upon PIN or signature user verification.  None supply cards that have inbuilt fingerprint scanners that use the cards internal biometric reader to activate the cards EMV chip.  The SmartMetric technology provides a much higher level of security than the PIN number or card user signature as a verification method.   This is a level of magnitude increase in EMV Card Security and is unique to SmartMetric, Inc.

Employees

As of the date of this annual report, SmartMetric has one full time employee in the United States, C. Hendrick.  All other functions in the company are undertaken by contractors including but not limited to engineers working under contract in Israel, the United States and Argentina.

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

In their report on the annual financial statements for the years ended June 30, 2015 and 2014, our independent registered accounting firm included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the Company.

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

For the years ended June 30, 2015 and 2014, we incurred a net loss of $1,713,612 and $3,349,347, respectively.  We may not be able to achieve expected results, including any guidance or outlook it may provide from time to time.

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

Our common stock is quoted on the OTCQB maintained by OTC Markets, Inc. under the symbol SMME. Our common stock is not actively traded and the price of our common stock may be volatile.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2015 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with the assessment described above, management identified the control deficiencies that represent material weaknesses at June 30, 2015. See "Item 9. Controls and Procedures" for more detailed discussion.

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

The Company exited its Buenos Aires, Argentina facility February of 2014.

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

SmartMetric filed on December 23, 2013 in the Federal Circuit Court a brief in its patent infringement litigation suit brought by SmartMetric against both Visa Inc. and MasterCard International. SmartMetric’s patent (“464”) infringement litigation ultimately failed with the Court saying to paraphrase, that since Visa and MasterCard to not exercise control over the issuance of offending cards they can not be held liable for said infringement.

VISA and MasterCard asked the District Court to award them attorneys' fees and costs approximating jointly $3 million. SmartMetric opposed this motion, which SmartMetric argued was without merit because SmartMetric filed its suit in good faith, and had litigated the case in an objectively reasonable manner.

On March 25, 2015, The Federal District Court of the Southern District of California denied both Visa and MasterCard’s motion for fees and costs. A notice of appeal has been lodged with the Court by MasterCard while Visa declined to lodge an appeal and the time for such an appeal by Visa has now passed.

The “464” Patent was not found to be invalid and survived motions of invalidation. It also survived two marksman hearings during the course of litigation however the enforcement of the Patent according to the rulings of the Court need of essence to be brought against those infringing the patent that are also issuing the cards or exercise control over such infringing card issuance. The SmartMetric issued “464” Patent still stands as a valid patent owned by SmartMetric.

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

	Low	High
	$	$

Quarter Ended September 30, 2013	0.16	0.48
Quarter Ended December 31, 2013	0.13	0.25
Quarter Ended March 31, 2014	0.14	0.23
Quarter Ended June 30, 2014	0.13	0.19
Quarter Ended September 30, 2014	0.04	0.18
Quarter Ended December 31, 2014	0.04	0.08
Quarter Ended March 31, 2015	0.03	0.06
Quarter Ended June 30, 2015	0.02	0.18

As of September 25, 2015, we had approximately 1,078 shareholders of record of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

During the three months ended June 30, 2015, the Company sold for cash 4,362,500 shares and twelve month warrants to purchase: (i) 2,668,750 shares at $0.70 per share, and (ii) 1,345,050 shares at $1.00 per share, for net proceeds of $212,934.

During the three months ended June 30, 2015, the Company issued 1,415,062 shares for consulting services valued at $71,435, based on the stock price at the time of the respective agreements underlying the services provided.

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

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the years Ended June 30, 2015 and 2014

Revenue and Net Loss

For the year ended June 30, 2015, there was no revenue and a net loss of $1,713,612. For the year ended June 30, 2014, there was no revenue and a net loss of $3,349,347. This decreased loss of $1,635,735 or 48.8% resulted primarily from lower general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2015 were $1,361,240, a decrease of $1,308,453 or 49.0% compared to $2,669,693 for the comparable period in 2014. This decrease was primarily attributed to lower consulting expenses.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2015 were $162,372, a decrease of $327,282 or 66.8% compared to $489,654 for the comparable period in 2014.   This decrease was primarily attributable to lower engineering expenses.

Income Tax Expense

Income tax expense for the year ended June 30, 2015 was $0, unchanged from the comparable period in 2014.

Cash

Our cash balance was $44,516 at June 30, 2015 compared with $97,924 at June 30, 2014.   The decrease was primarily attributable to losses incurred from general and administrative expenses in excess of cash received from sales of stock.

Net cash used in operating activities

Net cash used in operating activities was $900,062 for the year ended June 30, 2015, a decrease of $793,737 or 46.9% from the comparable period in 2014.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for the year ended June 30, 2015, unchanged from the comparable period in 2014.

Net cash provided by financing activities

Net cash provided by financing activities was $846,654 for the year ended June 30, 2015, a decrease of $140,812 or 14.3% from the comparable period in 2014.  The decrease was based on reduced activity of issuances of equity shares for cash.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended June 30, 2015 and 2014, together with the reports of the independent registered public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.    Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with section 404 of the Sarbanes-Oxley of 2002 (“section 404”).  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015.  In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2015, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Management believes that these deficiencies amount to a material weakness.  Therefore our internal controls over financial reporting were ineffective as of June 30, 2015.

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

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of June 30, 2015, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of June 30, 2015.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at June 30, 2015.

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

Changes in Internal Controls

During the fiscal year ended June 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

Item 9B. Other Information.

There have been no material events that have occurred during the fiscal year ending June 30, 2015 that were not previously disclosed.

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

Name	Age	Position with the Company
C. Hendrick	59	President, Chief Executive Officer and Chairman of the Board
Jay M. Needelman, CPA	47	Chief Financial Officer, Director
Elizabeth Ryba	64	Director

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

JAY M.  NEEDELMAN, CPA, has been the Chief Financial Officer for SmartMetric since July 2004.  Mr. Needelman has over 23 years of experience in public accounting.  A 1991 graduate of Florida State University in Tallahassee, Fl, Mr. Needelman began his career in public accounting in Miami, Fl, in 1991.  After working for two different firms, Mr. Needelman founded his own firm in late 1992.

ELIZABETH RYBA , has been a director of SmartMetric since April 5, 2006. Ms. Ryba has over 17 years of experience in the credit card industry. She was a promotion director at Hearst Publishing from 2002 through 2005. Between 2001 and 2004, Ms. Ryba was a consultant at Stratus Rewards Credit Cards where she launched a Visa Luxury credit card where points were redeemable on private jets. Between 2000 and 2001, Ms. Ryba worked as a Marketing Consultant for SpaFinder. In 1991 through 1999 Ms. Ryba worked at Master Card where she launched a SmartCard in Australia Ms. Ryba received her M.S. in Marketing from the University of Illinois, and her B.A. in English from the State University of New York at Stony Brook.

The Board believes that each of the Company’s directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. When evaluating candidates for election to the Board, the Company seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

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

Audit Committee Financial Expert

SmartMetric’s board of directors has determined that the company does not have an audit committee financial expert serving.  At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

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

Audit Committee

We have not yet appointed an audit committee, and our Board of Directors currently acts as our audit committee. The Company intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during its 2016 fiscal year.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the Company’s code of ethics is available to any person without charge upon written request to the Company at SmartMetric, Inc., 101 Convention Center Drive, Las Vegas, Nv, 89109. Attn: Secretary.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2015, the following persons have not filed Form 3s: C. Hendrick, Jay Needelman and Elizabeth Ryba.

Item 11.  Executive Compensation.

Summary Compensation Table

The table below sets forth, for the fiscal years ended June 30, 2015 and 2014, the compensation earned by each person acting as our Chief Executive Officer and our next two most highly compensated executive officers whose total annual compensation exceeded $100,000 in fiscal 2014 (together, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
C. Hendrick (President, Chief Executive	2015	$190,000	-0-	-0-	-0-	-0-	-0-	-0-	190,000
Officer, Chairman of the Board) (1)	2014	$190,000	-0-	-0-	-0-	-0-	-0-	-0-	190,000

(1)	C. Hendrick has been President, Chief Executive Officer and director of the Company since inception. C. Hendrick receives an annual salary of $190,000.

Outstanding Equity Awards at Fiscal Year End

None.

Employment Agreements

On July 1, 2012, the Company entered into an employment agreement (the “Agreement”) with C. Hendrick, the Company’s Chief Executive Officer (“Executive”). Pursuant to the terms of the Agreement, the Company will employ Executive for a period of sixty (60) months from the date of the Agreement. Thereafter the Agreement shall be renewed by the mutual written agreement of Company and Executive. Executive is to receive an annual base salary of $190,000 per year. Executive is also entitled to receive a fee equal to $50,000 per year beginning with the Company’s fiscal year ended June 30, 2012 and each fiscal year thereafter during the term of the Agreement. The fee payment shall be made within thirty (30) days after the Company has manufactured its first product. This fee shall increase by 25% per annum at the conclusion of each calendar year and shall be based on the continued manufacturing and sales of products by the Company. Executive is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. The Company shall provide Executive with the use of an automobile of Executive’s choice at a purchase price not to exceed $60,000. Executive’s employment with the Company may be terminated at any time, with cause, as such terms are defined in the Agreement. In the event that Executive’s employment is terminated by the Company, Company shall pay to Executive an amount equal to the Executive’s base salary for the remaining period of the term of the Agreement plus $350,000.

On September 30, 2015, the Company and Executive entered into an Addendum to the Agreement (the “Addendum”) pursuant to which in consideration for the issuance of 200,000 shares of the Company’s series B preferred stock (“Series B Shares”), the Executive hereby grants the Company the first right to purchase or license any patents (the “Patent Option”) relating to “Smartcards” which the Executive (i) shall apply for with the relevant patent authorities during the term of the Agreement, and (ii) are currently applied for with the relevant patent authorities or pending as of the date hereof (the “Patent Rights”). In exchange for the Patent Option the Company agrees, during the term of the Agreement, to pay for any fees and/or expenses related to the application for the Executive’s Patent Rights with the relevant patent authorities, including, but not limited to, legal or filing fees. If, upon the Company’s receipt of notice of any Patent Rights of the Executive’s in writing (“Patent Notification”) the parties fail to successfully negotiate and execute a purchase or license agreement as it relates to the Patent Right that is the subject of such Patent Notification within 60 calendar days of the receipt of such Patent Notification, the Executive shall be permitted to retain or transfer the Patent Rights to a third party without any subsequent notice to the Company.

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

The following table sets forth certain information, as of September 21, 2015, with respect to the beneficial   ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Director/Officer	Number of Shares of Common Stock (1)	Percentage of Class (1)
Directors and Executive Officers

C. Hendrick 9195 Collins Avenue Surfside, FL 33154	Chief Executive Officer, Chairman of the Board of Directors	79,127,778	57.57%

Jay Needelman, CPA 520 West 47th Street Miami Beach, FL 33140	Chief Financial Officer, Director	-0-	0%

Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	Director	40,000	0%

All Executive Officers and Directors as a Group (3 persons)

5% Shareholders
Applied Cryptography, Inc. (2) 9195 Collins Avenue Surfside, Fl, 33154	Not applicable	79,127,778	57.57%

(1)           In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on September 21, 2015, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) 186,407,814, the total shares of common stock outstanding on September 21, 2015, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of any preferred stock and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)            Includes (1) 58,627,778 shares of Common Stock and (2) 410,000 shares of series B preferred stock held by Applied Cryptography, Inc (“ACI”). Each share of Series B Preferred Stock shall be entitled to vote on any matter with the holders of Common Stock voting together as one (1) class and shall have that number of votes (identical in every other respect to the voting rights of the holder of common stock entitled to vote at any regular or special meeting of Stockholders) equal to that number of common shares which is not less than 51% of the vote required to approve any action, which Nevada law provides may or must be approved by vote or consent of the common shares or the holders of other securities entitled to vote, if any. Each share of Series B Preferred Stock is convertible, at the option of the holder, into fifty (50) shares of Common Stock upon the satisfaction of certain conditions.  On May 7, 2013, ACI satisfied these conditions and the Series B Preferred Stock became convertible. C. Hendrick, our Chairman and Chief Executive Officer, has sole voting and dispositive power over all of the shares beneficially owned by ACI.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

There have been no significant related party transactions meeting the requirements for disclosure for the fiscal year ended June 30, 2015.

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

Item 14.   Principal Accounting Fees and Services

Audit Fee

The Company incurred, in the aggregate, approximately $84,000 and $74,000 for professional services rendered by its registered independent public accounting firms for the audit of the Company’s annual financial statements for the years ended June 30, 2015 and 2014, respectively, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during those fiscal years.

Audit-Related Fees

The Company incurred approximately $0 and $0 in fees from its registered independent public accounting firms for audit-related services during the years ended June 30, 2015 and 2014, respectively.

Tax Fees

The Company incurred approximately $0 and $0 in fees from its registered independent public accounting firms for tax compliance or tax consulting services during the years ended June 30, 2015 and 2014, respectively.

All Other Fees

The Company incurred $0 and $0 for fees from its registered independent public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees", “Audit-Related Fees” and “Tax Fees” for the fiscal years ended June 30, 2015 and 2014, respectively.

Item 15.  Exhibits, Financial Statements Schedules

3.1	Articles of Incorporation of SmartMetric, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

3.2	Amendment to the Articles of Incorporation of SmartMetric Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

3.3	Certificate of Designation for the Company’s Series B Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

3.4	By-laws of SmartMetric, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

3.5	Specimen Certificate of Common Stock. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

4.1	Form of Warrant issued to the May 2013 Investor (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013)

10.1	License Agreement between SmartMetric and Applied Cryptography, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 23, 2005)

10.2	Employment Agreement, dated December 9, 2009 by and between Colin Hendrick and SmartMetric, Inc. (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

10.3	Agreement between SmartMetric and ISI (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 23, 2005)

10.4	Assignment and Assumption Agreement, dated December 11, 2009 by and between SmartMetric, Inc. and Applied Cryptology Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

10.5	Option Agreement, dated December 11, 2009 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

10.6	Assignment and Assumption Agreement, dated November 12, 2012, by and between SmartMetric, Inc. and Applied Cryptography, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012)

10.7	Form of subscription agreement by and among SmartMetric, Inc. and the May 2013 Investor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013)

10.8	Addendum, dated September 30, 2015, to the Executive Employment Agreement, dated July 1, 2012, between SmartMetric, Inc. and Chaya Coleena Hendrick. *

14.1	Code of Ethics (incorporated by reference to Exhibit 16.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

31.1	Certification of SmartMetric’s Chief Executive Office pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934 *

31.2	Certification of SmartMetric’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934 *

32.1	Certification of SmartMetric’s Chief Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350) *

32.2	Certification of SmartMetric’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350) *

EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

*           Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Date: October 5, 2015	By:	/s/ C Hendrick
C. Hendrick
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C Hendrick	Chief Executive Officer and Director (principal executive officer)	October 5, 2015
C. Hendrick

/s/ Jay Needelman	Chief Financial Officer (principal financial and accounting officer) and Director	October 5, 2015
Jay Needelman

/s/ Elizabeth Ryba	Director	October 5, 2015
Elizabeth Ryba

SMARTMETRIC INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

34

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Smartmetric, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Smartmetric, Inc. and Subsidiary (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smartmetric, Inc. and Subsidiary as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Daszkal Bolton LLP

Boca Raton, Florida

October 5, 2015

F-1

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30,	June 30,
	2015	2014

Assets
Current assets:
Cash	$44,516	$97,924
Prepaid expenses and other current assets	84,417	307,491

Total current assets	128,933	405,415

Other assets:
Advances to shareholder	-	22,478
Patent costs, less accumulated amortization of $15,000 and $14,625, respectively	-	375

Total assets	$128,933	$428,268

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$439,828	$325,877
Liability for stock to be issued	382,541	355,750
Deferred Officer salary	267,515	125,015
Shareholder loan	13,960	-

Total current liabilities	1,103,844	806,642

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 410,000 and 210,000 shares issued and outstanding, respectively	410	210
Common stock, $.001 par value; 200,000,000 shares authorized, 186,407,814 and 167,707,937 shares issued and outstanding, respectively	186,408	167,708
Additional paid-in capital	19,865,824	18,767,649
Accumulated deficit	(21,027,553)	(19,313,941)

Total stockholders' deficit	(974,911)	(378,374)

Total liabilities and stockholders' deficit	$128,933	$428,268

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Operations

	Year	Year
	Ended	Ended
	June	June
	30,	30,
	2015	2014

Revenues	$-	$-

Expenses:
Officer's salary	190,000	190,000
Other general and administrative	1,361,240	2,669,693
Research and development	162,372	489,654

Total operating expenses	1,713,612	3,349,347

Loss from operations before income taxes	(1,713,612)	(3,349,347)

Income taxes	-	-

Net loss	$(1,713,612)	$(3,349,347)

Net loss per share, basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	175,013,149	161,252,272

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	June	June
	30,	30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,713,612)	$(3,349,347)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	375	1,500
Common stock and warrants issued and issuable for services	311,172	1,057,755

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	223,074	492,208
(Increase) decrease in advances to shareholder	22,478	(22,478)
Increase (decrease) in accounts payable and accrued expenses	113,951	63,229
Increase (decrease) in deferred officer's salary	142,500	63,334

Net cash used in operating activities	(900,062)	(1,693,799)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	13,960	(21,572)
Proceeds from sale of common stock	805,903	870,266
Liability for stock to be issued	26,791	138,772

Net cash provided by financing activities	846,654	987,466

NET (DECREASE) IN CASH	(53,408)	(706,333)

CASH
BEGINNING OF YEAR	97,924	804,257

END OF YEAR	$44,516	$97,924

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of preferred stock and reduction of additional paid in capital for patent	$-	$-
Conversion of Series B Convertible Preferred Stock to Common Stock	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Changes In Stockholders' Deficit

			Class A		Common		Additional
	Preferred Stock		Common Stock		Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance June 30, 2013	400,000	$400	-	$-	147,698,950	$147,699	$16,859,447	$(15,964,594)	$1,042,952

Shares issued upon conversion of preferred stock	(190,000)	(190)	-	-	9,500,000	9,500	(9,310)	-	-

Shares issued of common stock and warrants for services rendered	-	-	-	-	6,014,821	6,015	1,177,605	-	1,183,620

Shares issued of common stock and warrants for cash	-	-	-	-	4,494,166	4,494	739,907	-	744,401

Net loss for the year	-	-	-	-	-	-	-	(3,349,347)	(3,349,347)

Balance June 30, 2014	210,000	$210	-	$-	167,707,937	$167,708	$18,767,649	$(19,313,941)	$(378,374)

Shares issued upon conversion of preferred stock	200,000	200	-	-	-	-	-	-	200

Shares issued of common stock and warrants for services rendered	-	-	-	-	2,593,455	2,594	122,876	-	125,470

Shares issued of common stock and warrants for cash	-	-	-	-	16,106,422	16,106	975,299	-	991,405

Net loss for the year	-	-	-	-	-	-	-	(1,713,612)	(1,713,612)

Balance June 30, 2015	410,000	$410	-	$-	186,407,814	$186,408	$19,865,824	$(21,027,553)	$(974,911)

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $1,713,612 and $3,349,347 for the years ended June 30, 2015 and 2014 respectively, and has incurred a cumulative loss of $21,027,553 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at June 30, 2015 and 2014.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of June 30, 2015 no accrual for uncertain income tax positions is necessary.

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

Reclassifications

Certain amounts in the 2014 consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements. These reclassifications had no effect on previously reported results.

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

NOTE 4 -         PATENT COSTS

Patent costs as of June 30, 2015 and June 30, 2014 are summarized as follows:

	Estimated Useful Lives ( Years)	June 30, 2015	June 30, 2014

Legal fees paid in connection with patent Applications	10	$15,000	$15,000

Less: accumulated amortization		(15,000)	(14,625)
Patent costs, net		$0	$375

Amortization expense was $375 and $1,500 for the years ended June 30, 2015 and 2014, respectively.

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

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -         COMMITMENTS (CONTINUED)

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

Lease Agreement

In February 2012, the company entered into a facilities lease in Buenos Aires, Argentina for its manufacturing activities. The lease term was from March 1, 2012 through January 31, 2015. The Company terminated this lease and vacated its Argentina facility in February, 2014. The Company also utilizes offices in Australia, Israel and Las Vegas, and Nevada on short-term leases. The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the years ended June 30, 2015 and 2014 was $35,502 and $59,635, respectively.

Related Party Transactions

The Company has made cash advances to its Chief Executive Officer with an aggregate amount due of $0 and $22,478 as of June 30, 2015 and June 30, 2014, respectively.  The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $13,960 and $0 as of June 30, 2015 and 2014, respectively. These advances bear interest at 5.00% per annum.

As of June 30, 2015 and June 30, 2014, the Company has accrued the amounts of $267,515 and $125,015, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -         STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2015, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 410,000 shares issued and outstanding.

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

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -         STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Class A Common Stock

As of June 30, 2015, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001. The articles of incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, and again in 2009 to increase the number of authorized shares to 200,000,000.

As of June 30, 2015, the Company has 186,407,814 shares of common stock issued and outstanding.

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

SMARTMETRIC INC. AND SUBSIDIARY

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

During the three months ended December 31, 2014, the Company sold for cash 1,599,994 shares and twenty-four month warrants to purchase: (i) 1,187,500 shares at $0.70 per share, and (ii) 598,500 shares at $1.00 per share, for net proceeds of $95,750.

During the three months ended March 31, 2015, the Company sold for cash 4,425,000 shares and twenty-four month warrants to purchase: (i) 2,375,000 shares at $0.70 per share, and (ii) 1,197,000 shares at $1.00 per share, for net proceeds of $189,557.

During the three months ended March 31, 2015, the Company issued 296,250 shares for consulting services valued at $17,775, based on the stock price at the time of the respective agreements underlying the services provided.

During the three months ended June 30, 2015, the Company sold for cash 4,362,500 shares and twenty-four month warrants to purchase: (i) 2,668,750 shares at $0.70 per share, and (ii) 1,345,050 shares at $1.00 per share, for net proceeds of $212,934.

During the three months ended June 30, 2015, the Company issued 1,415,062 shares for consulting services valued at $71,435, based on the stock price at the time of the respective agreements underlying the services provided.

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

In June 2011, the Company issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.50 per share as partial consideration for a consulting agreement.  These warrants were set to expire on June 3, 2014 (as extended) but have were further extended by the Company and expired on June 3, 2015.

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

As of June 30, 2015 and 2014, the following is a breakdown of the activity:

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -         STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

June 30, 2015:

Outstanding - beginning of year	19,004,326
Issued	11,471,300
Exercised	-
Expired	(1,000,000)

Outstanding - end of year	29,475,626

June 30, 2014:

Outstanding - beginning of year	21,757,578
Issued	13,004,326
Exercised	-
Expired	(15,757,578)

Outstanding - end of year	19,004,326

At June 30, 2015, all of the 29,475,626 warrants are vested and 24,475,626 warrants expire at various times through June 30, 2016, 2.5 million warrants expire on October 25, 2015, and 2.5 million warrants expire on March 29, 2016.

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

At June 30, 2015 and 2014, deferred tax assets consist of the following:

	2015	2014
Net operating loss carryforward	$6,031,857	$5,541,413
Warrant issuances	-	240,966
Deferred officer compensation	90,955	42,505
Other	1,632	1,632
Valuation allowance	(6,124,444)	(5,826,516)
	$-	$-

A reconciliation of the activity related to the liability for gross unrecognized tax benefits during fiscal 2015 and 2014 is as follows:

	Year ended June 30,
	2015	2014
Balance as of beginning of fiscal year	$164,869	$164,869
(Decreases) related to prior year positions	(164,869)	-
Balance as of June 30,	$-	$164,869

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -         INCOME TAXES (CONTINUED)

At June 30, 2015, the Company had a net operating loss carryforwards in the amount of approximately $17.7 million available to offset future taxable income through 2034, which will begin to expire in 2022. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended June 30, 2015 and 2014 is summarized as follows:

	2015	2014
Tax on income before income tax	34.00%	34.00%
Effect of non-temporary differences	(0.07)%	(0.06)%
Effect of prior year items	(16.54)%	(0.00)%
Change in valuation allowance	(17.39)%	(33.94)%
	0.00%	0.00%

The total amount of unrecognized tax benefits can change due to tax examination activities, lapse of applicable statutes of limitations and the recognition and measurement criteria under the guidance related to accounting for uncertainty in income taxes.  The Company does not believe any significant increases or decreases will occur within the next twelve months.

The Company files income tax returns in the United States ("U.S.") federal jurisdiction.  Generally, the Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years prior to 2011.  The Company does not file in any other jurisdiction and remains open for audit for all tax years as the statute of limitations does not begin until the returns are filed.

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