Form 10-Q
period 2015-09-30
SmartMetric, Inc.
filed 2015-11-16
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

As of November 5, 2015, there were 188,957,814 shares issued and outstanding of the registrant’s common stock.

2

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2015	2015
	(Unaudited)
Assets
Current assets:
Cash	$27,876	$44,516
Prepaid expenses and other current assets	61,417	84,417

Total current assets	89,293	128,933

Total assets	$89,293	$128,933

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$486,208	$439,828
Liability for stock to be issued	342,173	382,541
Deferred Officer salary	315,015	267,515
Shareholder loan	460	13,960

Total current liabilities	1,143,856	1,103,844

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 410,000 shares issued and outstanding	410	410
Common stock, $.001 par value; 300,000,000 shares authorized, 188,957,814 and 186,407,814 shares issued and outstanding , respectively	188,958	186,408
Additional paid-in capital	20,160,274	19,865,824
Accumulated deficit	(21,404,205)	(21,027,553)

Total stockholders' deficit	(1,054,563)	(974,911)

Total liabilities and stockholders' deficit	$89,293	$128,933

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September	September
	30,	30,
	2015	2014

Revenues	$-	$-

Expenses:
Officer's salary	47,500	$47,500
Other general and administrative	268,034	$456,022
Research and development	61,118	$48,480

Total operating expenses	376,652	552,002

Loss from operations before income taxes	(376,652)	(552,002)

Income taxes	-	-

Net loss	$(376,652)	$(552,002)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	187,029,010	170,330,575

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September	September
	30,	30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(376,652)	$(552,002)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	375
Common stock and warrants issued and issuable for services	82,367	202,254

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	23,000	(212,000)
(Increase) decrease in advances to shareholder	(13,500)	9,522
Increase (decrease) in accounts payable and accrued expenses	46,380	(1,817)
Increase (decrease) in deferred officer's salary	47,500	47,500

Net cash used in operating activities	(190,905)	(506,168)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	-	22,478
Proceeds from sale of common stock	214,633	307,662
Liability for stock to be issued	(40,368)	282,631

Net cash provided by financing activities	174,265	612,771

NET (DECREASE) INCREASE IN CASH	(16,640)	106,603

CASH
BEGINNING OF PERIOD	44,516	97,924

END OF PERIOD	$27,876	$204,527

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, as filed with the Securities and Exchange Commission.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $376,652 and $552,002 for the three months ended September 30, 2015 and 2014 respectively, and has an accumulated deficit of $21,404,205 at September 30, 2015.   The Company has spent a substantial portion of its time and capital resources in the development of its technology.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions over FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at September 30, 2015 and 2014.

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

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 -	COMMITMENTS

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

Lease Agreement

In February 2012, the company entered into a facilities lease in Buenos Aires, Argentina for its manufacturing activities. The lease term is from March 1, 2012 through January 31, 2015. The Company terminated this lease and vacated its Argentina facility in February, 2014. The Company also utilizes offices in Australia, Israel and Las Vegas, Nevada. The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the three months ended September 30, 2015 and 2014 was $7,179 and $7,222, respectively.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $460 and $13,960 at September 30, 2015 and June 30, 2015, respectively. These advances bear interest at the rate of five percent (5%) per annum.

The Company has accrued the amounts of $315,015 and $267,515 at September 30, 2015 and June 30, 2015, respectively, as deferred Officer’s salary, for the difference between the Chief Executive Officer’s annual salary and the amounts paid.

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

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2015, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 410,000 shares issued and outstanding.

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

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Class A Common Stock

As of September 30, 2015, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001. The articles of incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, in 2009 to increase the number of authorized shares to 200,000,000, and in July 2015 to increase the number of authorized shares to 300,000,000.

As of September 30, 2015, the Company has 188,957,814 shares of common stock issued and outstanding.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

During the three months ended September 30, 2015, the Company sold for cash 2,150,000 shares and warrants to purchase: (i) 2,687,500 shares at $0.70 per share, and (ii) 1,354,500 shares at $1.00 per share, for net proceeds of $214,633. The warrants expire at various times through June 2016.

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

In July 2015, the Company issued warrants to purchase 300,000 shares of its common stock at an exercise price of $0.01 per share, as partial consideration for a consulting agreement. The Company valued the warrants using the Black-Scholes method with the following criteria: stock price of $0.14; strike price of $0.01; volatility 150% and interest rate of 1.71%. The criteria yielded a warrant value of $0.14, resulting in a value of $42,000 for the 300,000 warrants. The Company is recording the charge to consulting expense over the three-month term of the consulting agreement. During the three months ended September 30, 2015, the Company recorded a charge of $35,000 to consulting expense, which is included in other general and administrative expenses in the condensed consolidated statement of operations.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2015 and June 30, 2015, the following is a breakdown of the activity:

September 30, 2015:

Outstanding - June 30, 2015	29,475,626
Issued	4,342,000
Exercised	-
Expired	(1,175,367)
Outstanding - September 30, 2015	32,642,259

June 30, 2015:

Outstanding - June 30, 2014	19,004,626
Issued	11,471,300
Exercised	-
Expired	(1,000,000)

Outstanding - June 30, 2015	29,475,626

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

At September 30, 2015, all of the 32,642,259 warrants are vested and 27,342,259 warrants expire at various times through June 30, 2016, 2.5 million warrants expired in October 2015, 2.5 million warrants expire on March 29, 2016, and 300,000 warrants expire on July 12, 2020.

NOTE 6 -	INCOME TAXES

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

NOTE 7 -	LITIGATION

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended June 30, 2015 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this Report, except as required by law. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

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

There have been no recent developments.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenue and Net Loss

For the three months ended September 30, 2015, there was no revenue and a net loss of $376,652.  For the three months ended September 30, 2014, there was no revenue and a net loss of $552,002.  This decreased loss of $175,350 or 31.8% resulted primarily from lower general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2015 were $268,034, a decrease of $187,988 or 41.2% compared to $456,022 for the comparable period in 2014. This decrease was primarily attributed to lower consulting expenses and legal and professional fees.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2015 were $61,118 an increase of $12,638 or 26.1% compared to $48,480 for the comparable period in 2014.   This increase was primarily attributable to higher engineering expenses.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2015 was $0, unchanged from the comparable period in 2014.

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

At September 30, 2015, the Company had an accumulated deficit of $21,404,205 and it is likely that the Company will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

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

Cash

Our cash balance was $27,876 at September 30, 2015 compared with $44,516 at June 30, 2015. The decrease was primarily attributable to higher than usual general and administrative costs during the first fiscal quarter.

Net cash used in operating activities

Net cash used in operating activities was $190,905 for the three months ended September 30, 2015, a decrease of $315,263, or 62.3% from the comparable period in 2014.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2015, unchanged from the comparable period in 2014.

Net cash provided by financing activities

Net cash provided by financing activities was $174,265 for the three months ended September 30, 2015, a decrease of $438,506 or 71.6% from the comparable period in 2014.  This decrease was based on lower sales and issuances of equity shares in the period.

Contractual Obligations and Off-Balance Sheet Arrangements.

There were no off-balance sheet arrangements at September 30, 2015 and June 30, 2015.

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

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these investments.  At September 30, 2015, we had $27,876 in cash.  A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of September 30, 2015, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of September 30, 2015.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at September 30, 2015.

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

Changes in Internal Controls

During the three months ended September 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following summarizes the securities that we sold during the three months ended September 30, 2015 without registering the securities under the Securities Act:

During the three months ended September 30, 2015, the Company sold for cash 2,150,000 shares and warrants to purchase: (i) 2,687,500 shares at $0.70 per share, and (ii) 1,354,500 shares at $1.00 per share, for net proceeds of $214,633.

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

There were no matters required to be disclosed on Form 8-K during the three months ended September 30, 2015 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: November 16, 2015	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 16, 2015	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)

