Form 10-Q
period 2015-12-31
SmartMetric, Inc.
filed 2016-02-16
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2015

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

As of February 15, 2016, there were 194,876,896 shares issued and outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2015	2015

Assets
Current assets:
Cash	$24,839	$44,516
Prepaid expenses and other current assets	24,417	84,417

Total current assets	49,256	128,933

Other assets:

Total assets	$49,256	$128,933

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$548,851	$439,828
Liability for stock to be issued	286,550	382,541
Deferred Officer salary	315,015	267,515
Shareholder loan	-	13,960

Total current liabilities	1,150,416	1,103,844

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares
authorized, 410,000 and 410,000 shares issued and outstanding	410	410
Common stock, $.001 par value; 300,000,000 shares
authorized, 194,876,896 and 186,407,814
shares issued and outstanding , respectively	194,877	186,408
Additional paid-in capital	20,471,455	19,865,824
Accumulated deficit	(21,767,902)	(21,027,553)

Total stockholders' deficit	(1,101,160)	(974,911)

Total liabilities and stockholders' deficit	$49,256	$128,933

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December	December	December	December
	31,	31,	31,	31,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Expenses:
Officer's salary	47,500	$47,500	95,000	$95,000
Other general and administrative	268,518	$341,162	536,552	$797,184
Research and development	47,680	$42,399	108,798	$90,879

Total operating expenses	363,698	431,061	740,350	983,063

Loss from operations before income taxes	(363,698)	(431,061)	(740,350)	(983,063)

Income taxes	-	-	-	-

Net loss	$(363,698)	$(431,061)	$(740,350)	$(983,063)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common
shares outstanding, basic and diluted	189,610,538	172,850,123	188,319,774	170,664,640

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	December	December
	31,	31,
CASH FLOWS FROM OPERATING ACTIVITIES	2015	2014
Net loss	$(740,350)	$(983,063)

Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	-	375
Common stock and warrants issued and issuable for services	152,408	294,224

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	45,583	57,240
(Increase) decrease in advances to shareholder	(13,960)	22,478
Increase (decrease) in accounts payable and accrued expenses	109,023	(4,787)
Increase (decrease) in deferred officer's salary	47,500	95,000
Increase (decrease) in payroll taxes and related fees	-	-

Net cash used in operating activities	(399,796)	(518,533)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	-	9,522
Proceeds from sale of common stock	476,110	403,412
Liability for stock to be issued	(95,991)	58,507

Net cash provided by financing activities	380,119	471,441

NET (DECREASE) IN
CASH	(19,677)	(47,092)

CASH
BEGINNING OF PERIOD	44,516	97,924

END OF PERIOD	$24,839	$50,832

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, as filed with the Securities and Exchange Commission.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $740,350 and $983,063 for the six months ended December 31, 2015 and 2014 respectively, and has an accumulated deficit of $21,767,902 at December 31, 2015.   The Company has spent a substantial portion of its time and capital resources in the development of its technology.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions over FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at December 31, 2015 and June 30, 2015.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of December 31, 2015 no accrual for uncertain income tax positions is necessary.

The Company files income tax returns in the United States ("U.S.") federal jurisdiction.  Generally, the Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years prior to 2012.  The Company does not file in any other jurisdiction and remains open for audit for all tax years as the statute of limitations does not begin until the returns are filed.

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

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 -	COMMITMENTS (CONTINUED)

Lease Agreement

In February 2012, the company entered into a facilities lease in Buenos Aires, Argentina for its manufacturing activities. The lease term is from March 1, 2012 through January 31, 2015. The Company terminated this lease and vacated its Argentina facility in February, 2014. The Company also utilizes offices in Australia, Israel and Las Vegas, Nevada. The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the six months ended December 31, 2015 and 2014 was $15,379 and $14,821, respectively.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $0 and $13,960 at December 31, 2015 and June 30, 2015, respectively. These advances bear interest at the rate of five percent (5%) per annum.

The Company has accrued the amounts of $315,015 and $267,515 at December 31, 2015 and June 30, 2015, respectively, as deferred Officer’s salary, for the difference between the Chief Executive Officer’s annual salary and the amounts paid.

On February 11, 2015, the Company entered into a security agreement (the “Agreement”) with Chaya Hendrick, the Company’s chief executive officer (“Executive”), pursuant to which the Company granted Executive a continuing security interest in all of the Company’s assets, which are existing now or arise after the date of the Agreement, until such time that the Company repays all advances and accrued but unpaid salary owed to Executive.  As of the date of the Agreement, the Company had advances and accrued but unpaid salary owed to Executive in the aggregate principal amount of $270,015.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of December 31, 2015, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 410,000 shares issued and outstanding.

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

Class A Common Stock

As of December 31, 2015, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001. The articles of incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, in 2009 to increase the number of authorized shares to 200,000,000, and in July 2015 to increase the number of authorized shares to 300,000,000.

As of December 31, 2015, the Company has 194,876,896 shares of common stock issued and outstanding.

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

During the three months ended December 31, 2015, the Company sold for cash 5,242,000 shares and warrants to purchase: (i) 3,276,250 shares at $0.70 per share, and (ii) 1,651,230 shares at $1.00 per share, for net proceeds of $261,477. The warrants expire at various times through October 28, 2016.

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

In connection with the extension of the above referenced warrants during the year ended June 30, 2014, which were partial consideration in connection with a new consulting agreement, the Company assigned a value of $209,300 using the Black-Scholes option pricing model. The Company is recording the charge to consulting expenses over the term of the new consulting agreement. During the years ended June 30, 2015 and 2014, the Company recorded $34,883 and $174,417, respectively, to consulting expenses, included as a component of other general and administrative expenses.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

In July 2015, the Company issued warrants to purchase 300,000 shares of its common stock at an exercise price of $0.01 per share, as partial consideration for a consulting agreement. The Company valued the warrants using the Black-Scholes method with the following criteria: stock price of $0.14; strike price of $0.01; volatility 150% and interest rate of 1.71%. The criteria yielded a warrant value of $0.14, resulting in a value of $42,000 for the 300,000 warrants. The Company recorded the charge to consulting expense over the three-month term of the consulting agreement. During the six months ended December 31, 2015, the Company recorded a charge of $42,000 to consulting expense, which is included in other general and administrative expenses in the condensed consolidated statement of operations.

As of December 31, 2015 and June 30, 2015, the following is a breakdown of the warrant activity:

December 31, 2015:

Outstanding - June 30, 2015	29,475,626
Issued	9,269,480
Exercised	-
Expired	(3,675,367)
Outstanding - December 31, 2015	35,069,739

June 30, 2015:

Outstanding - June 30, 2014	19,004,326
Issued	11,471,300
Exercised	-
Expired	(1,000,000)

Outstanding - June 30, 2015	29,475,626

At December 31, 2015, all of the 35,069,739 warrants are vested and 32,269,739 warrants expire at various times through June 30, 2016, 2.5 million warrants expire on March 29, 2016, and 300,000 warrants expire on July 12, 2020.

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

On February 9, 2016, The Federal Circuit Court in Washington DC handed down a decision denying the Mastercard appeal and thereby removing the potential $1.5 million charge against the Company.

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

Recent Developments

There have been no recent developments during the three months ended December 31, 2015.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2015 and 2014

Revenue and Net Loss

For the three months ended December 31, 2015, there was no revenue and a net loss of $363,698.  For the three months ended December 31, 2014, there was no revenue and a net loss of $431,061.  This decreased loss of $67,363 or 15.6% resulted primarily from lower general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2015 were $268,518, a decrease of $72,644 or 21.3% compared to $341,162 for the comparable period in 2014. This decrease was primarily attributed to lower consulting expenses and legal and professional fees.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2015 were $47,680 an increase of $5,281 or 12.5% compared to $42,399 for the comparable period in 2014.   This increase was primarily attributable to higher engineering expenses.

Income Tax Expense

Income tax expense for the three months ended December 31, 2015 was $0, unchanged from the comparable period in 2014.

Comparison of the Six Months Ended December 31, 2015 and 2014

Revenue and Net Loss

For the six months ended December 31, 2015, there was no revenue and a net loss of $740,350.  For the six months ended December 31, 2014, there was no revenue and a net loss of $983,063.  This decreased loss of $242,713 or 24.7% resulted primarily from lower general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2015 were $536,552, a decrease of $260,632 or 32.7% compared to $797,184 for the comparable period in 2014. This decrease was primarily attributed to lower consulting expenses and legal and professional fees.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2015 were $108,798, an increase of $17,919 or 19.7% compared to $90,879 for the comparable period in 2014.   This increase was primarily attributable to higher engineering expenses.

Income Tax Expense

Income tax expense for the six months ended December 31, 2015 was $0, unchanged from the comparable period in 2014.

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

At December 31, 2015, the Company had an accumulated deficit of $21,767,902 and it is likely that the Company will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

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

Cash

Our cash balance was $24,839 at December 31, 2015 compared with $44,516 at June 30, 2015. The decrease was primarily attributable to higher than usual general and administrative costs during the first and second fiscal quarter.

Net cash used in operating activities

Net cash used in operating activities was $399,796 for the six months ended December 31, 2015, a decrease of $118,737, or 22.9% from the comparable period in 2014.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for the six months ended December 31, 2015, unchanged from the comparable period in 2014.

Net cash provided by financing activities

Net cash provided by financing activities was $380,119 for the six months ended December 31, 2015, a decrease of $91,322 or 19.4% from the comparable period in 2014.  This decrease was due to a reduction in the liability for stock to be issued, partially offset by an increase in sales of equity shares in the period.

Contractual Obligations and Off-Balance Sheet Arrangements.

There were no off-balance sheet arrangements at December 31, 2015 and June 30, 2015.

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

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these investments.  At December 31, 2015, we had $24,839 in cash.  A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of December 31, 2015, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of December 31, 2015.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at December 31, 2015.

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

Changes in Internal Controls

During the three months ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

SmartMetric filed on December 23, 2013 in the Federal Circuit Court a brief in its patent infringement litigation suit brought by SmartMetric against both Visa Inc. and MasterCard International. SmartMetric’s patent (“464”) infringement litigation ultimately failed with the Court saying to paraphrase, that since Visa and MasterCard to not exercise control over the issuance of offending cards they cannot be held liable for said infringement.

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

The “464” Patent was not found to be invalid and survived motions of invalidation. It also survived two marksman hearings during the course of litigation however the enforcement of the Patent according to the issued “464” Patent still stands as a valid patent owned by SmartMetric. rulings of the Court need of essence to be brought against those infringing the patent that are also issuing the cards or exercise control over such infringing card issuance. The SmartMetric

On February 9, 2016, The Federal Circuit Court in Washington DC handed down a decision denying the Mastercard appeal and thereby removing the potential $1.5 million charge against the Company.

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes the securities that we sold during the six months ended December 31, 2015 without registering the securities under the Securities Act:

During the three months ended December 31, 2015, the Company sold for cash 5,242,000 shares and warrants to purchase: (i) 3,276,250 shares at $0.70 per share, and (ii) 1,651,230 shares at $1.00 per share, for net proceeds of $261,477. The warrants expire at various times through October 15, 2016.

Unless otherwise noted in this section, with respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the "1933 Act"), and Regulation S promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding SmartMetric so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was an "accredited investor" and otherwise had the requisite sophistication to make an investment in the Company’s securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

N/A.

Item 5.	OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended December 31, 2015 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: February 16, 2016	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: February 16, 2016	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)

