Form 10-Q
period 2016-03-31
SmartMetric, Inc.
filed 2016-05-16
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

As of May 15, 2016, there were 197,447,416 shares issued and outstanding of the registrant’s common stock.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2016	2015

Assets
Current assets:
Cash	$15,004	$44,516
Prepaid expenses and other current assets	14,417	84,417

Total current assets	29,421	128,933

Other assets:

Total assets	$29,421	$128,933

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$603,091	$439,828
Liability for stock to be issued	293,421	382,541
Deferred Officer salary	362,515	267,515
Shareholder loan	-	13,960

Total current liabilities	1,259,027	1,103,844

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 410,000 and 410,000 shares issued and outstanding	410	410
Common stock, $.001 par value; 200,000,000 shares authorized, 197,447,416 and 186,407,814 shares issued and outstanding , respectively	197,447	186,408
Additional paid-in capital	20,616,535	19,865,824
Accumulated deficit	(22,043,998)	(21,027,553)

Total stockholders' deficit	(1,229,606)	(974,911)

Total liabilities and stockholders' deficit	$29,421	$128,933

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March	March	March	March
	31,	31,	31,	31,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Expenses:
Officer's salary	47,500	47,500	142,500	$142,500
Other general and administrative	206,525	203,045	743,076	$1,000,229
Research and development	22,071	23,232	130,869	$114,111

Total operating expenses	276,096	273,777	1,016,445	1,256,840

Loss from operations before income taxes	(276,096)	(273,777)	(1,016,445)	(1,256,840)

Income taxes	-	-	-	-

Net loss	$(276,096)	$(273,777)	$(1,016,445)	$(1,256,840)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	195,854,619	177,086,406	190,816,678	172,780,876

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	March	March
	31,	31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,016,445)	$(1,256,840)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	375
Common stock and warrants issued and issuable for services	178,869	158,982

Changes in assets and liabilities
Decrease in prepaid expenses and other current assets	70,000	193,074
(Decrease) increase in advances to shareholder	(13,960)	22,478
Increase in accounts payable and accrued expenses	163,263	41,129
Increase in deferred officer's salary	95,000	95,000

Net cash used in operating activities	(523,273)	(745,802)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	-	25,522
Proceeds from sale of common stock	582,881	592,969
Liability for stock to be issued	(89,120)	117,357

Net cash provided by financing activities	493,761	735,848

NET (DECREASE) IN
CASH	(29,512)	(9,954)

CASH
BEGINNING OF PERIOD	44,516	97,924

END OF PERIOD	$15,004	$87,970

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, as filed with the Securities and Exchange Commission.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $1,016,445 and $1,256,840 for the nine months ended March 31, 2016 and 2015 respectively, and has an accumulated deficit of $22,043,998 at March 31, 2016.   The Company has spent a substantial portion of its time and capital resources in the development of its technology.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions over FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at March 31, 2016 and June 30, 2015.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of March 31, 2016 no accrual for uncertain income tax positions is necessary.

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

Prepaid expenses represent the unexpired terms of various consulting agreements as well as advance rental payments.  The Company issued common stock and warrants as consideration for the consulting services, and were valued based on the stock price or computed warrant value at the time of the respective agreements.

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

Lease Agreement

In February 2012, the company entered into a facilities lease in Buenos Aires, Argentina for its manufacturing activities. The lease term is from March 1, 2012 through January 31, 2015. The Company terminated this lease and vacated its Argentina facility in February, 2014. The Company also utilizes offices in Australia, Israel and Las Vegas, Nevada. The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the nine months ended March 31, 2016 and 2015 was $24,864 and $28,703, respectively.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $0 and $13,960 at March 31, 2016 and June 30, 2015, respectively. These advances bear interest at the rate of five percent (5%) per annum.

The Company has accrued the amounts of $362,515 and $267,515 at March 31, 2016 and June 30, 2015, respectively, as deferred Officer’s salary, for the difference between the Chief Executive Officer’s annual salary and the amounts paid.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2016, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 410,000 shares issued and outstanding.

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

Class A Common Stock

As of March 31, 2016, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001. The articles of incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, add in 2009 to increase the number of authorized shares to 200,000,000. As a result of a scrievner's error, the Company previously disclosed in its Quarterly Report on Form 10-Q for the quarters ended September 30, 2015 and December 31, 2015 that it increased the number of authorized shares of common stock to 300,000,000. On March 31, 2016, our Board of Directors approved an amendment (the “Amendment”) to the Company’s Articles of Incorporation to increase the total number of shares of authorized capital stock to 305,000,000 shares, par value $0.001 per share, consisting of (i) 300,000,000 shares of Common Stock, up from 200,000,000 shares of Common Stock, and (ii) 5,000,000 shares of Preferred Stock, subject to shareholder approval (the “Proposal”). On March 31, 2016, a majority of the Company’s stockholders approved the Amendment. The Company filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission on May 4, 2016 (the “Information Statement”). The Information Statement was furnished to all of the Company’s shareholders for the purpose of informing them of the action taken by a majority of the Company’s stockholders.  The actions described in the Information Statement cannot be taken or become effective until at least twenty (20) calendar days after the Information Statement is first sent or given to the Company’s stockholders.  We expect to file the Amendment with the Secretary of State of Nevada after the end of the twenty (20) calendar day period described above.

As of March 31, 2016, the Company has 197,447,416 shares of common stock issued and outstanding.

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

During the three months ended March 31, 2016, the Company sold for cash 2,140,000 shares and warrants to purchase: (i) 1,337,500 shares at $0.70 per share, and (ii) 674,100 shares at $1.00 per share, for net proceeds of $106,771. The warrants expire at various times through January 15, 2018.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

In October 2009, the Company executed a warrant agreement with an investor relations company for 5,000,000 warrants to be issued in two tranches. The first tranche of 2,500,000 warrants (the “October warrants”) has been issued in October 2009, and the second tranche of 2,500,000 warrants has been issued on March 31, 2010 (the “March warrants”). The October warrants, which were set to expire October 25, 2014 (as extended) but have been further extended by the Company and expired on October 25, 2015. The March warrants, which were set to expire March 29, 2015 (as extended) but have been further extended by the Company and expired on March 29, 2016.

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

In July 2015, the Company issued warrants to purchase 300,000 shares of its common stock at an exercise price of $0.01 per share, as partial consideration for a consulting agreement. The Company valued the warrants using the Black-Scholes method with the following criteria: stock price of $0.14; strike price of $0.01; volatility 150% and interest rate of 1.71%. The criteria yielded a warrant value of $0.14, resulting in a value of $42,000 for the 300,000 warrants. The Company recorded the charge to consulting expense over the three-month term of the consulting agreement. During the nine months ended March 31, 2016, the Company recorded a charge of $42,000 to consulting expense, which is included in other general and administrative expenses in the condensed consolidated statement of operations.

As of March 31, 2016 and June 30, 2015, the following is a breakdown of the warrant activity:

March 31, 2016:

Outstanding - June 30, 2015	29,475,626
Issued	11,281,080
Exercised	-
Expired	(25,461,860)
Outstanding - March 31, 2016	11,619,479

June 30, 2015:

Outstanding - June 30, 2014	19,004,326
Issued	11,471,300
Exercised	-
Expired	(1,000,000)
Outstanding - June 30, 2015	29,475,626

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

At March 31, 2016, all of the 11,619,479 warrants are vested and 11,319,479 warrants expire at various times through January 31, 2018, 2.5 million warrants expired on March 29, 2016, and 300,000 warrants expire on July 12, 2020.

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

In October 2013, the Court, held that the Defendants did not infringe on the ‘464 Patent.

VISA and MasterCard asked the Court to award them attorneys' fees and costs approximating $3 million. SmartMetric opposed this request, which SmartMetric believed was without merit because SmartMetric filed its suit in good faith and had litigated the case in an objectively reasonable manner.

On March 25, 2015, Court denied both Visa and Mastercard’s motion for fees and costs. A notice of appeal has been lodged with the Court by Mastercard while Visa declined to lodge an appeal and the time for such an appeal by Visa has now passed.

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

Overview

Incorporated in 2002, SmartMetric has been engaged in research and development of a biometric security solution which would authenticate the identity of a person in a self-contained credit card-sized device.  SmartMetric’s Biometric Datacard has been designed to use an on-board finger print sensor which is embedded in the card along with an integrated circuit chip which will provide varying degrees of encrypted memory SmartMetric has completed development of its card along with pre mass manufacturing cards but has not yet begun to mass manufacture the biometric fingerprint activated cards.  To date, SmartMetric has had no reportable sales revenues.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue and Net Loss

For the three months ended March 31, 2016, there was no revenue and a net loss of $276,096.  For the three months ended March 31, 2015, there was no revenue and a net loss of $273,777.  This increased loss of $2,319 or 0.8% resulted primarily from higher general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2016 were $206,525, an increase of $3,480 or 1.7% compared to $203,045 for the comparable period in 2015. This increase was primarily attributed to higher consulting expenses and legal and professional fees.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2016 were $22,071 a decrease of $1,161 or 5.0% compared to $23,232 for the comparable period in 2015.   This decrease was primarily attributable to lower engineering expenses.

Income Tax Expense

Income tax expense for the three months ended March 31, 2016 was $0, unchanged from the comparable period in 2015.

Comparison of the Nine Months Ended March 31, 2016 and 2015

Revenue and Net Loss

For the nine months ended March 31, 2016, there was no revenue and a net loss of $1,016,445.  For the nine months ended March 31, 2015, there was no revenue and a net loss of $1,256,840.  This decreased loss of $240,395 or 19.1% resulted primarily from lower general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2016 were $743,076, a decrease of $257,153 or 25.7% compared to $1,000,229 for the comparable period in 2015. This decrease was primarily attributed to lower consulting expenses and legal and professional fees

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2016 were $130,869, an increase of $16,758 or 14.7% compared to $114,111 for the comparable period in 2015.   This increase was primarily attributable to higher engineering expenses.

Income Tax Expense

Income tax expense for the nine months ended March 31, 2016 was $0, unchanged from the comparable period in 2015.

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

At March 31, 2016, the Company had an accumulated deficit of $22,043,998 and it is likely that the Company will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

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

Cash

Our cash balance was $15,004 at March 31, 2016 compared with $44,516 at June 30, 2015. The decrease was primarily attributable to higher than usual general and administrative costs during the first thee quarters.

Net cash used in operating activities

Net cash used in operating activities was $523,273 for the nine months ended March 31, 2016, a decrease of $222,529, or 29.8% from the comparable period in 2015.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for the nine months ended March 31, 2016, unchanged from the comparable period in 2015.

Net cash provided by financing activities

Net cash provided by financing activities was $493,761 for the nine months ended March 31, 2016, a decrease of $242,087 or 32.9% from the comparable period in 2015.  This decrease was due to a reduction in the liability for stock to be issued, partially offset by an increase in sales of equity shares in the period.

Contractual Obligations and Off-Balance Sheet Arrangements.

There were no off-balance sheet arrangements at March 31, 2016 and June 30, 2015.

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

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these investments.  At March 31, 2016, we had $15,004 in cash.  A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Based on this evaluation, as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of March 31, 2016, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of March 31, 2016.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at March 31, 2016.

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

Changes in Internal Controls

During the nine months ended March 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following summarizes the securities that we sold during the three months ended March 31, 2016 without registering the securities under the Securities Act:

During the three months ended March 31, 2016, the Company sold for cash 2,140,000 shares and warrants to purchase: (i) 1,337,500 shares at $0.70 per share, and (ii) 674,100 shares at $1.00 per share, for net proceeds of $106,771. The warrants expire at various times through January 15, 2018.

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

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

N/A.

Item 5.	OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the three months ended March 31, 2016 which were not disclosed on such form.

Item 6.	EXHIBITS

The following exhibits are attached to this Form 10-Q and made a part hereof.

Exhibit No.	Description

31.1*	Certification of SmartMetric’s Chief Executive Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certificate of SmartMetric’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of SmartMetric’s Chief Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

32.2*	Certification of SmartMetric’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

EX-101.INS*	XBRL Instance Document

EX-101.SCH*	XBRL Taxonomy Extension Schema Document

EX-101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

EX-101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Dated: May 16, 2016	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: May 16, 2016	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)

