Form 10-K
period 2016-06-30
SmartMetric, Inc.
filed 2016-09-28
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the fiscal year ended June 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __  to_______________________________

Commission File Number: 0-54853

SMARTMETRIC, INC
(Exact name of registrant as specified in its charter)

Nevada	05-0543557
(State or other jurisdiction of	(I.R.S. Employer identification No.)
incorporation or organization)

3960 Howard Hughes Parkway, Suite 500, Las Vegas, NV	89109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(702) 990-3687

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $16,298,813 computed by reference to the closing price of the registrant’s common stock as quoted on the OTCQB maintained by OTC Markets, Inc. on June 30, 2016 (which was $0.08 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 21, 2016, there are presently 203,735,166 shares of common stock, par value $0.001 issued and outstanding.

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

PART I

Item 1. Business

Corporate History and Overview

SmartMetric, Inc. (“SmartMetric” or the “Company”) was incorporated pursuant to the laws of Nevada on December 18, 2002. SmartMetric is a development stage company engaged in the technology industry. SmartMetric has an issued patent covering technology that involves connection to networks using data cards (smart cards and EMV cards). SmartMetric’s main products are a fingerprint sensor activated payments card and security card with a finger sensor and fully functional fingerprint reader embedded inside the card. The cards with have a rechargeable battery allowing for portable biometric identification and card activation. This card is referred to as a biometric card or the SmartMetric Biometric Card.

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

The SmartMetric Biometric Technology And Products

SmartMetric's founder, C. Hendrick is the originator and inventor of various miniature biometric activated devices including the SmartMetric biometric fingerprint activated payments card with an embedded fully functional fingerprint reader in side the card the size and thickness of a standard credit card. The SmartMetric biometric payments card provides for high level security for credit and debit cards by adding biometric authentication and activation to the new EMV chip cards now in use around the World. More than 4.8 Billion EMV chip debit and credit cards are now in use globally. The SmartMetric biometric payments card has been manufactured to be totally interoperable with the EMV chip card readers and banking infrastructure. Using the advanced electronic miniaturization by SmartMetric to make it’s biometric credit/debit cards the company has also turned its attention to creating a multi-functional biometric building access control and logical network access card. SmartMetric has also turned its attention to creating a biometric health insurance card with memory for storing a persons medical files as well as assisting in fighting medical fraud by using the card to provide in-card biometric identity validation.

SmartMetric has developed its rechargeable battery powered fingerprint reader that is of a scale that fits "inside" a standard credit or debit card. The cardholder has stored inside the card his or her fingerprint. To activate the card the person swipes the fingerprint sensor, the sensor is connected to an internal microprocessor that manages the fingerprint sensor fingerprint image capture and comparison matching with the pre-stored fingerprint of the cardholder held in the internal electronic memory of the card. The card has a surface mounted EMV chip as found on EMV banking chip cards that is activated or turned on only after a card holders fingerprint has been scanned and verified using the SmartMetric miniature "in-card" biometric scanner.

There are over 4.8 billion EMV chip cards used by banks around the world for credit cards, ATM cards and debit cards. SmartMetric sees this existing user base as a natural market for its advanced security biometric activated card technology. SmartMetric plans to market its in-card biometric solution as a replacement to the less secure password or PIN used in current cards to card issuing banks and financial institutions.

SmartMetric has completed development of its biometric card. The company is now presenting its card to major card issuing banks throughout the world. Following feedback from potential Bank customers, SmartMetric has incorporated new changes into its card including an indicator light as well as an extended battery life. On April 4th 2016, SmartMetric officially launched its card in Orlando, Florida, at the Smart Card Alliance Payments Forum exhibition and conference. Much interest was shown by card issuing banks generating sales and marketing leads that the company is following through with.

SmartMetric is currently engaging sales representatives who are now actively promoting the SmartMetric biometric chip card to banks and card issuers throughout Europe, the United Kingdom, Asia and North America. After the completion of payments network testing and internal marketing trials by Banks and Financial Institutions (card issuers) SmartMetric will then expect sales revenue to begin.

Card issuers may take from 3 months up to 12 months of internal trials and test marketing prior to placing orders of consequence with SmartMetric.  While SmartMetric had created a working card prior to this year, refinements to the cards hardware and embedded software were undertaken prior to the official product launch in April, 2016. Further enhancements have been made following the input of some significant card issuing Banks..

The SmartMetric biometric payments card, with a built-in rechargeable battery and EMV banking industry contact interface chip (which activates following a fingerprint match on the card), is the first of its kind in the world.

THE SMARTMETRIC BIOMETRIC IN-CARD FINGERPRINT READER PAYMENTS CARD

The SmartMetric biometric fingerprint activated card has several functions:

●	The card holders fingerprint is stored inside the card and NOT on a central computer;

●	Interoperable with existing smart card, EMV ATM and Retail Point Of Sale Machines;

●	The fingerprint sensor facilitates instant authorization and card user verification;

●	Self-powered with its own internal rechargeable battery to allow for fingerprint activation prior to insertion into a card reading device such as an ATM or retail card reading machine;

●	In card biometric measurement storage safeguards personal information;

●	In card biometric storage permits access, identity and transaction control verification;

●	Instant identity verification will be more secure than central online or electronic wallet systems since such information on the SmartMetric Card is contained in the card and not in a centralized database or an always connected phone device. The SmartMetric Biometric fingerprint activated payments card is a credit card size plastic card. On the card’s surface are two components. The first is a standard Smartcard chip that is a standard interface that connects to universal serial bus (USB) computer smartcard readers, teller machine (ATM) machines and smartcard (POS) point-of-sale machines in retail outlets. The second component is a sensor that protrudes through the card’s surface. This sensor is connected to a sophisticated miniature circuit board that allows the sensor to read a person’s fingerprint and match it with the user’s pre-stored fingerprint encrypted and resident inside the circuit board. After a match between the users fingerprint and the pre-stored users fingerprint stored inside the card, the internal card processor unlocks and activates the surface mounted SmartCard Chip. Forms of the SmartMetric fingerprint activated biometric card involve insertion within proximity to a wireless proximity physical reader or to a physical data card reader requiring physical insertion into the card reader. The challenge SmartMetric had to overcome was having a truly portable identification credential that incorporated biometrics and yet was the standard size of an employee ID card, Credit Card or driver’s license. As it stood, standard biometric fingerprint scanners were too large to fit inside a credit card sized card and none were portable having the to be attached to a computer that powered the scanning process thereby not allowing for portability. In order to achieve the goal of biometric authentication with portability in the form factor to fit inside a user’s wallet or purse and work across both computer and banking platforms, SmartMetric had to achieve incredible reductions in the size of electronics and develop specialized mass manufacturing techniques.

The SmartMetric Biometric Card contains active and passive components mounted onto a paper-thin circuit board. Reducing a powerful processor to a very thin component along with many other complex computer components including memory chips. Then mounting them on the super thin board. This has required significant innovations in electronic manufacturing processes.

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

SmartMetric, Inc. sees a substantial market for its biometric fingerprint activated credit cards to replace the use of PIN numbers used in current Bank issued EMV (Smartcards) around the World. There are more than 4.8 billion bank issued EMV Credit and ATM Cards in the world. These cards have a chip that stores credit card information but still rely on a user entered PIN or signature at the ATM or Point Of Sale machine to verify the Card user. The reliance on a PIN for these new kinds of Credit & ATM Cards still leaves them vulnerable to hackers because of the use of PIN’s and signatures. Replacing the PIN and/or signature for these cards with a person’s fingerprint to activate the card provides the next level of security for the 4.8 Billion issued chip cards around the World.

In addition to the Financial Services Sector, the Company believes its SmartMetric Biometric Card may be used for a variety of security applications such as employee identity, building access and security control, computer network access, driver’s licenses, passports, welfare payments, health insurance, portable electronic medical records and check cashing identity verification, etc. Additionally, the Biometric Datacard contains a powerful on-card processor and varying degrees of encrypted memory, enabling the Biometric Card to not only store the a card holders fingerprint but also maintain a database capable of storing information such as medical records, financial or banking records or human resource data.

As an online purchasing/credit card, the biometric payments card can help protect against identity theft and related fraudulent crimes that consumers can be exposed to when making purchases over the Internet. Unlike conventional credit cards, which require a consumer to type and deliver sensitive information over the Internet in order to make a purchase, the biometric card is designed to be inserted into a reader that is connected to the USB port of a computer. Using a USB port adapter any customer purchasing information can then only be released from the card when the owner’s finger print unlocks the card. The consumer’s information then travels across the Internet encrypted, minimizing exposure to interception by hackers and identity thieves.

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

Other components needed for manufacture of the SmartMetric Biometric Card include, but are not limited to, sensors, microchips, memory chips and processor chips. The sources and availability of these materials are numerous and readily available, and should not affect the ability of SmartMetric to meet future demand.  However, SmartMetric does re-engineer a number of important components at silicon level to achieve the component size required to fit inside a Credit Card.  Both the supply of memory and processors in silicon wafers may be interrupted at any time based on global silicon supply/demand issues and the re-engineering of silicon by SmartMetric may also cause end component supply problems from time to time which may affect production and sale of the Cards.

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

The Security Technology Industry

SmartMetric Biometric Multi-Function Security Card

SmartMetric has developed a multi-function logical and physical access security card this size and thickness of a standard credit card. Utalizing the small size breaktrhoughs by the company in its biometric payments card development SmartMetric has successfully developed a biometric security card that can easily fit inside a person’s wallet.

As with the biometric payments card, the SmartMetric security card has an internal rechargeable battery that is used to power the cards internal processor used in the biometric fingerprint scan. All functions and operations of the card are subject to a valid fingerprint scan and match of the card user.

The main features of the SmartMetric biometric security card are:

1.	Logical access smartcard card chip for insertion into a card reader attached to a computer or network
2.	RFID transceiver for physical access i.e. doorways, elevators, etc.
3.	Validation indicator light that glows green immediately following a fingerprint validation
4.	Rechargeable battery to power the card
5.	Size and thickness of a credit card
6.	Changeable security code on reverse of card for additional log on security

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

As stated above, the SmartMetric fingerprint biometric card has been designed as a credit-card sized card embedded with an integrated circuit, contact chip and biometric fingerprint sensor. The SmartMetric card has been designed to provide not only memory capacity, but also computational capability along with secure non-refutable identification of the user. We believe that the self-containment of SmartMetric's card makes it substantially resistant to attack, as it will not need to depend upon vulnerable external resources. Because of this characteristic, we expect that the SmartMetric biometric card may be used in different applications, which require strong security protection and authentication.

The physical structure of a card is specified by the International Standards Organization ("ISO"). Generally, it is made up of three elements. The plastic card is the most basic one and has the dimensions of 85.60mm x 53.98 x 0.80mm, with an electronic circuit board inlay and an contact chip that are embedded in the card.

The SmartMetric card has been designed so that it conforms to ISO standards. The electronic circuit inlay is a part of, and not distinct from, the biometric card.

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

Sales and Marketing

We plan to market and sell our product to commercial and banking interests in the private sector and governmental agencies.

The company is now actively marketing its biometric EMV chip card to Banks and Financial Institutions within the United States and Europe. The company also has sales representation in Australia and sales and marketing discussions under way with Financial Institutions in the Far East and Asia.

On April 4th 2016 SmartMetric officially launched its biometric EMV chip card product at the Smart Card Alliance Payments Forum in Orlando, Florida. The company had exhibition space in the main exhibition hall displaying and showing its biometric card. Discussions and contacts were made with some major card issuers at this conference leading to ongoing sales and marketing discussions.

The company will be attending further industry conferences and exhibitions as part of its ongoing sales and marketing efforts

There are more than 4.8 Billion EMV chip cards in use by Banks and Financial Institutions around the world according the standards body EMVco. EMV chip cards are now being rolled out by major Banks within the United States. Because the SmartMetric, Biometric EMV chip card uses the banking industry EMV chip it is designed to be fully operable with all ATM and Point Of Sale chip card readers in the United States and throughout the World.

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

SmartMetric’s President & CEO in one of the manufacturing facilities engaged in the SmartMetric Card manufacturing

Intellectual Property

We rely on patents, licenses, trade secrets, trademarks, copyright registrations and non-disclosure agreements to establish and protect our proprietary rights in our technologies and products. A number of Patents are in process (Patents Pending) that cover critical aspects of the engineering and function of the SmartMetric biometric card. The founder of SmartMetric, Chaya Hendrick is the inventor of these patents and has provided SmartMetric with an option over biometric SmartCard related pending patents invented by her.

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

Government Regulation

There are currently no governmental regulations, which have any bearing on the raw materials or the manufacturing of our payments card products.  United States Federal Departments such as the Department Of Defense have rules and regulations concerning security features of smart cards used as identity or access cards.  These regulations stipulate a specific licensing and testing protocol for such crds.

In some instances Smartcard's are subject to Government export controls under the category of munitions.

Banking Industry Self Regulation

The EMV chip used in chip cards are subject to licensing and testing by the banking controlled body called EMVco.  EMVco is an acronym standing for Europay, MasterCard and Visa.  These international payments card networks where the founding parties of EMVco.

Individual payments networks such as Visa, Mastercard, Europay, American Express, Union Pay Dinners and JCB all have their own individual licensing and testing standards and processes.  SmartMetric is dealing with one of these significant global payments networks for both licensing, testing and approval.

EMV Standards

SmartMetric’s biometric Cards used for credit and debit cards, conform to International EMV and credit card ISO standards, ensuring market acceptance and growth worldwide.  EMV format chip cards have become the standard for worldwide financial transactions for Credit Cards, ATM Cards and Debit Cards with more than 4.8 billion cards already in circulation.  As a more secure weapon in the multi-billion dollar war against credit card fraud, EMV Smartcards are significantly more secure than cards that rely only on magnetic stripe data, which is easily spoofed or counterfeited.  A transaction-unique digital seal or signature in the EMV card’s chip proves its authenticity, even in an offline environment, and prevents criminals from assigning fraudulent payment cards purchases to unsuspecting legitimate cardholders.  However even the higher level of security that the EMV SmartCard – ATM or Credit Card, is still subject to hackers attacking system weaknesses.

SmartMetric will target the adoption of its biometric technology to card issuing banks.  There are now more than 4.8 Billion Cards issued by Banks around the World.  The SmartMetric biometric EMC chip card can be used to secure online payment transactions and protect cardholders, merchants and issuers against fraud through a fingerprint activated CVV number that is only displayed following an on card biometric fingerprint match.

☐	Supports enhanced cardholder verification methods

☐	Stores considerably more information than magnetic stripe cards

☐	EMV Cryptographic Standard

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

Payments Network Licensing, Testing and Approvals

SmartMetric has received licensing from a global payments network.  It is proceeding with product testing and final approvals for its card to work on its global networks thereby assuring interoperability and function of the SmartMetic card with Point Of Sale readers and ATM’s around the world.

No assurances can be given regarding the timing and ultimate approvals as these are given by the global payments network.  Having stated that the EMV chip used by SmartMetric is now licensed and approved along with the EMV software.  Card type testing is outstanding and yet to be completed

Research and Development

Our research and development program is focused on ongoing development of new products built on our existing biometric card. We continue to refine our technology and develop further improvements to our biometric card products. We have finalized our first biometric EMV payments card product.  We have also concluded the design and electronic engineering for our soon-to-be released multi-function security and access control biometric cards.  This card is scheduled for production commencement, October 2016.  Research and development will continue as the Company continues to innovate and develop new biometric card based products.  Future biometric card based products the company is now working on include but are not limited to; (a) health insurance card with stored in card medical records  (b) national identity card  (c) drivers licenses.

The company has developed and is continuing to develop its own embedded systems and application software that works with the SmartMetric Biometric Card. This development software and systems and ongoing electronic design and development requires the company to continue to expend time and financial resources on significant software development. Contractors engaged by and working for SmartMetric in Tel Aviv, Israel and Buenos Aires, Argentina are undertaking this development.

Competition

SmartMetric is a company involved in portable smart card built-in-card biometric identity verification. The company knows of no other company that has created the same kind of biometric card having an inbuilt fingerprint scanner, an inbuilt rechargeable battery, inbuilt reader for fingerprint matching and identity verification along with fingerprint match activated EMV banking chip inside.

The company knows of a few companies that have made media statements claiming that they are working on some type of fingerprint payments card.  To date all have failed to demonstrate a working card.  The most vocal of these companies is called Zwipe.  Zwipe has publicly admitted it does not have a rechargeable battery and is still working on how its cards internal processor is powered.

The largest companies in the SmartCard industry who are also the largest suppliers of EMV Smartcard’s or what are commonly called, “chip and pin” cards are the following:

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

Employees

As of the date of this annual report, SmartMetric has one full time employee in the United States, C. Hendrick.  Administrative functions including but not limited to such as bookkeeping and secretarial are done by long term contracted persons. Other functions such as sales, marketing and engineering are undertaken by contractors including but not limited to engineers working under contract in Israel, the United States and Argentina.

Item 1A. Risk Factors

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

For the years ended June 30, 2016 and 2015, we incurred a net loss of $2,227,324 and $1,713,612, respectively.  We may not be able to achieve expected results, including any guidance or outlook it may provide from time to time.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2016 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with the assessment described above, management identified the control deficiencies that represent material weaknesses at June 30, 2016. See "Item 9. Controls and Procedures" for more detailed discussion.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our principal office is located at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109. We believe that our existing office facility is adequate for our current needs and that additional space will be available as needed.

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

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the OTCQB maintained by OTCMarkets, Inc. since July 23, 2012. From January 1, 2008 through July 22, 2012, our common stock was quoted on the over-the-counter on the Over-the-Counter (“OTC”) Bulletin Board and the market for the stock has been relatively inactive. The range of high and low bid quotations for the quarters of the last two years ended June 30, 2016 is listed below. The quotations are taken from the OTCQB and OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Low	High
	$	$
Quarter Ended September 30, 2014	0.04	0.18
Quarter Ended December 31, 2014	0.04	0.08
Quarter Ended March 31, 2015	0.03	0.06
Quarter Ended June 30, 2015	0.02	0.18
Quarter Ended September 30, 2015	0.03	0.15
Quarter Ended December 31, 2015	0.07	0.12
Quarter Ended March 31, 2016	0.02	0.15
Quarter Ended June 30, 2016	0.06	0.15

As of September 21, 2016, we had 1,072 shareholders of record of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

During the three months ended September 30, 2015, the Company sold for cash 2,150,000 shares and warrants to purchase: (i) 2,687,500 shares at $0.70 per share, and (ii) 1,354,500 shares at $1.00 per share, for net proceeds of $214,633. The warrants expire at various times through June 15, 2016.

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

During the three months ended June 30, 2016, the Company sold for cash 7,590,000 shares and warrants to purchase: (i) 4,743,750 shares at $0.70 per share, and (ii) 2,390,850 shares at $1.00 per share, for net proceeds of $378,784. The warrants expire at various times through January 15, 2018.

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

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the years Ended June 30, 2016 and 2015

Revenue and Net Loss

For the year ended June 30, 2016, there was no revenue and a net loss of $2,227,324. For the year ended June 30, 2015, there was no revenue and a net loss of $1,713,612. This increased loss of $513,712, or 23.1% resulted primarily from higher general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2016 were $1,860,583, an increase of $499,343 or 26.8% compared to $1,361,240 for the comparable period in 2015. This increase was primarily attributed to higher consulting expenses.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2016 were $176,741, an increase of $14,369 or 8.8% compared to $162,372 for the comparable period in 2015. This increase was primarily attributable to higher engineering expenses.

Income Tax Expense

Income tax expense for the year ended June 30, 2016 was $0, unchanged from the comparable period in 2015.

Cash

Our cash balance was $138,823 at June 30, 2016 compared with $44,516 at June 30, 2015.   The increase was primarily attributable to increased cash received from sales of stock.

Net cash used in operating activities

Net cash used in operating activities was $786,489 for the year ended June 30, 2016, a decrease of $113,573 or 12.6% from the comparable period in 2015.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for the year ended June 30, 2016, unchanged from the comparable period in 2015.

Net cash provided by financing activities

Net cash provided by financing activities was $880,796 for the year ended June 30, 2016, an increase of $34,142 or 4.0% from the comparable period in 2015.  The increase was due to increased activity of issuances of shares and warrants for past consulting services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended June 30, 2016 and 2015, together with the reports of the independent registered public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.    Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with section 404 of the Sarbanes-Oxley of 2002 (“section 404”).  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016.  In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2015, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Management believes that these deficiencies amount to a material weakness.  Therefore our internal controls over financial reporting were ineffective as of June 30, 2016.

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

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.  However, as of June 30, 2016, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of June 30, 2016.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at June 30, 2016.

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

Changes in Internal Controls

During the fiscal year ended June 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

Item 9B. Other Information.

There have been no material events that have occurred during the fiscal year ending June 30, 2016 that were not previously disclosed.

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

Name	Age	Position with the Company
C. Hendrick	60	President, Chief Executive Officer and Chairman of the Board
Jay M. Needelman, CPA	48	Chief Financial Officer, Director
Elizabeth Ryba	65	Director

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

JAY M.  NEEDELMAN, CPA, has been the Chief Financial Officer for SmartMetric since July 2004.  Mr. Needelman has over 24 years of experience in public accounting.  A 1991 graduate of Florida State University in Tallahassee, Fl, Mr. Needelman began his career in public accounting in Miami, Fl, in 1991.  After working for two different firms, Mr. Needelman founded his own firm in late 1992.

ELIZABETH RYBA , has been a director of SmartMetric since April 5, 2006. Ms. Ryba has over 18 years of experience in the credit card industry. She was a promotion director at Hearst Publishing from 2002 through 2005. Between 2001 and 2004, Ms. Ryba was a consultant at Stratus Rewards Credit Cards where she launched a Visa Luxury credit card where points were redeemable on private jets. Between 2000 and 2001, Ms. Ryba worked as a Marketing Consultant for SpaFinder. In 1991 through 1999 Ms. Ryba worked at Master Card where she launched a SmartCard in Australia Ms. Ryba received her M.S. in Marketing from the University of Illinois, and her B.A. in English from the State University of New York at Stony Brook.

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

Director Experience

Our Board believes that each of the Company’s directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s shareholders. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. Our directors are highly skilled and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

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

Audit Committee

We have not yet appointed an audit committee, and our Board of Directors currently acts as our audit committee. The Company intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during its 2017 fiscal year.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the Company’s code of ethics is available to any person without charge upon written request to the Company at SmartMetric, Inc., 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nv, 89109. Attn: Secretary.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2016, the following persons have not filed Form 3s: C. Hendrick, Jay Needelman and Elizabeth Ryba.

Item 11.  Executive Compensation.

Summary Compensation Table

The table below sets forth, for the fiscal years ended June 30, 2016 and 2015, the compensation earned by each person acting as our Chief Executive Officer and our next two most highly compensated executive officers whose total annual compensation exceeded $100,000 in fiscal 2016 (together, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
C. Hendrick (President, Chief Executive	2016	$190,000	-0-	-0-	-0-	-0-	-0-	-0-	190,000
Officer, Chairman of the Board) (1	2015	$190,000	-0-	-0-	-0-	-0-	-0-	-0-	190,000

(1)	C. Hendrick has been President, Chief Executive Officer and director of the Company since inception. C. Hendrick receives an annual salary of $190,000.

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

The following table sets forth certain information, as of September 21, 2016, with respect to the beneficial   ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Director/Officer	Number of Shares of Common Stock (1)	Percentage of Class (1)
Directors and Executive Officers

C. Hendrick 145 East Harmon Avenue, Unit 19620 Las Vegas, NV 89109	Chief Executive Officer, Chairman of the Board of Directors	79,127,778	55.79%

Jay Needelman, CPA 520 West 47th Street Miami Beach, FL 33140	Chief Financial Officer, Director	-0-	0%

Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	Director	40,000	* %

All Executive Officers and Directors as a Group (3 persons)

5% Shareholders
Applied Cryptography, Inc. (2) 9195 Collins Avenue Surfside, Fl, 33154	Not applicable	79,127,778	55.80%

*	Less than one percent (1%)

(1)           In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on September 21, 2016, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) 203,735,166, the total shares of common stock outstanding on September 21, 2016, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of any preferred stock and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)           Includes (1) 58,627,778 shares of Common Stock and (2) 20,500,000 shares issuable upon conversion of 410,000 shares of Series B preferred stock held by Applied Cryptography, Inc. (“ACI”). Each share of Series B Preferred Stock shall be entitled to vote on any matter with the holders of Common Stock voting together as one (1) class and shall have that number of votes (identical in every other respect to the voting rights of the holder of common stock entitled to vote at any regular or special meeting of Stockholders) equal to that number of common shares which is not less than 51% of the vote required to approve any action, which Nevada law provides may or must be approved by vote or consent of the common shares or the holders of other securities entitled to vote, if any. Each share of Series B Preferred Stock is convertible, at the option of the holder, into fifty (50) shares of Common Stock upon the satisfaction of certain conditions.  On May 7, 2013, ACI satisfied these conditions and the Series B Preferred Stock became convertible. C. Hendrick, our Chairman and Chief Executive Officer, has sole voting and dispositive power over all of the shares beneficially owned by ACI.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

There have been no significant related party transactions meeting the requirements for disclosure for the fiscal year ended June 30, 2016.

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

Item 14.   Principal Accounting Fees and Services

Audit Fee

The Company incurred, in the aggregate, approximately $56,000 and $58,000 for professional services rendered by its registered independent public accounting firms for the audit of the Company’s annual financial statements for the years ended June 30, 2016 and 2015, respectively, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during those fiscal years.

Audit-Related Fees

The Company incurred approximately $0 and $0 in fees from its registered independent public accounting firms for audit-related services during the years ended June 30, 2016 and 2015, respectively.

Tax Fees

The Company incurred approximately $0 and $0 in fees from its registered independent public accounting firms for tax compliance or tax consulting services during the years ended June 30, 2016 and 2015, respectively.

All Other Fees

The Company incurred $0 and $0 for fees from its registered independent public accounting firms for services rendered to the Company, other than the services covered in "Audit Fees", “Audit-Related Fees” and “Tax Fees” for the fiscal years ended June 30, 2015 and 2014, respectively.

Item 15.  Exhibits, Financial Statements Schedules

3.1	Articles of Incorporation of SmartMetric, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

3.2	Amendment to the Articles of Incorporation of SmartMetric Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

3.3	Certificate of Designation for the Company’s Series B Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

3.4	Amendment to the Certificate of Designation to the Company’s Series B Preferred Stock*

3.5	Amendment to the Articles of Incorporation of Smartmetric, Inc. filed June 8, 2016*

3.6	Amended and Restated By-laws of SmartMetric, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2016)

3.7	Specimen Certificate of Common Stock. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

4.1	Form of Warrant issued to the May 2013 Investor (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013)

10.1	License Agreement between SmartMetric and Applied Cryptography, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 23, 2005)

10.2	Employment Agreement, dated December 9, 2009 by and between Colin Hendrick and SmartMetric, Inc. (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

10.3	Agreement between SmartMetric and ISI (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 23, 2005)

10.4	Assignment and Assumption Agreement, dated December 11, 2009 by and between SmartMetric, Inc. and Applied Cryptology Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

10.5	Option Agreement, dated December 11, 2009 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2009)

10.6	Assignment and Assumption Agreement, dated November 12, 2012, by and between SmartMetric, Inc. and Applied Cryptography, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012)

10.7	Form of subscription agreement by and among SmartMetric, Inc. and the May 2013 Investor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013)

10.8	Addendum, dated September 30, 2015, to the Executive Employment Agreement, dated July 1, 2012, between SmartMetric, Inc. and Chaya Coleena Hendrick.(incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 5, 2015)

14.1	Code of Ethics (incorporated by reference to Exhibit 16.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 3, 2004)

31.1	Certification of SmartMetric’s Chief Executive Office pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934*

31.2	Certification of SmartMetric’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934*

32.1	Certification of SmartMetric’s Chief Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350)*

32.2	Certification of SmartMetric’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.1350)*

EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Date: September 28, 2016	By:	/s/ C Hendrick
C. Hendrick
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C Hendrick	Chief Executive Officer and Director (principal executive officer)	September 28, 2016
C. Hendrick

/s/ Jay Needelman	Chief Financial Officer (principal financial and accounting officer) and Director	September 28, 2016
Jay Needelman

/s/ Elizabeth Ryba	Director	September 28, 2016
Elizabeth Ryba

SMARTMETRIC INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016 AND 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Smartmetric, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Smartmetric, Inc. and Subsidiary (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smartmetric, Inc. and Subsidiary as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Daszkal Bolton LLP

Boca Raton, Florida

September 28, 2016

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30,	June 30,
	2016	2015
Assets
Current assets:
Cash	$138,823	$44,516
Prepaid expenses and other current assets	14,417	84,417

Total current assets	153,240	128,933

Total assets	$153,240	$128,933

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$656,588	$439,828
Liability for stock to be issued	1,206,268	382,541
Deferred Officer salary	394,181	267,515
Shareholder loan	22,300	13,960

Total current liabilities	2,279,337	1,103,844

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 410,000 and 410,000 shares issued and outstanding	410	410
Common stock, $.001 par value; 300,000,000 shares authorized, 203,735,166 and 186,407,814 shares issued and outstanding , respectively	203,735	186,408
Additional paid-in capital	20,924,635	19,865,824
Accumulated deficit	(23,254,877)	(21,027,553)

Total stockholders' deficit	(2,126,097)	(974,911)

Total liabilities and stockholders' deficit	$153,240	$128,933

 See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Operations

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2016	2015

Revenues	$-	$-

Expenses:
Officer's salary	190,000	190,000
Other general and administrative	1,860,583	1,361,240
Research and development	176,741	162,372

Total operating expenses	2,227,324	1,713,612

Loss from operations before income taxes	(2,227,324)	(1,713,612)

Income taxes	-	-

Net loss	$(2,227,324)	$(1,713,612)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	192,882,517	175,013,149

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,227,324)	$(1,713,612)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	375
Common stock and warrants issued and issuable for services	1,019,069	311,172

Changes in assets and liabilities
Decrease in prepaid expenses and other current assets	70,000	223,074
Increase in accounts payable and accrued expenses	216,760	113,951
Increase in deferred officer's salary	126,666	142,500
Increase in shareholder loan	8,340	22,478

Net cash used in operating activities	(786,489)	(900,062)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	-	13,960
Proceeds from sale of common stock	961,665	805,903
Liability for stock to be issued	(80,869)	26,791

Net cash provided by financing activities	880,796	846,654

NET INCREASE (DECREASE) IN
CASH	94,307	(53,408)

CASH
BEGINNING OF YEAR	44,516	97,924

END OF YEAR	$138,823	$44,516

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-
Interest	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Changes In Stockholders' Equity (Deficit)

			Class A		Common		Additional
	Preferred Stock		Common Stock		Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance June 30, 2014	210,000	$210	-	$-	167,707,937	$167,708	$18,767,649	$(19,313,941)	$(378,374)

Shares issued upon conversion of preferred stock	200,000	200	-	-	-	-	-	-	200

Shares issued of common stock and warrants for services rendered	-	-	-	-	2,593,455	2,594	122,876	-	125,470

Shares issued of common stock and warrants for cash	-	-	-	-	16,106,422	16,106	975,299	-	991,405

Net loss for the year	-	-	-	-	-	-	-	(1,713,612)	(1,713,612)

Balance June 30, 2015	410,000	$410	-	$-	$186,407,814	$186,408	$19,865,824	$(21,027,553)	$(974,911)

Shares issued of common stock and warrants for services rendered	-	-	-	-	1,044,520	1,044	103,570	-	104,614

Shares issued of common stock and warrants for cash	-	-	-	-	16,282,832	16,283	955,241	-	971,524

Net loss for the year	-	-	-	-	-	-	-	(2,227,324)	(2,227,324)

Balance June 30, 2016	410,000	$410	-	$-	203,735,166	$203,735	$20,924,635	$(23,254,877)	$(2,126,097)

See notes to consolidated financial statements.

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $2,227,324 and $1,713,612 for the years ended June 30, 2016 and 2015 respectively, and has incurred a cumulative loss of $23,254,877 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at June 30, 2016 and 2015.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of June 30, 2016 no accrual for uncertain income tax positions is necessary.

Advertising Costs

The Company expenses advertising costs as incurred.

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

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -         COMMITMENTS

Lease Agreement

The Company utilizes office in Las Vegas, NV on a short-term lease basis. The Company’s main office is located in Las Vegas, NV. Rent expense for the years ended June 30, 2016 and 2015 was $33,689 and $35,502, respectively.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $22,300 and $13,960 as of June 30, 2016 and 2015, respectively. These advances bear interest at 5.00% per annum.

As of June 30, 2016 and June 30, 2015, the Company has accrued the amounts of $394,181 and $267,515, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

NOTE 5 -         STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2016, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 410,000 shares issued and outstanding.

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

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -         STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Class A Common Stock

As of June 30, 2016, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001. The articles of incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, and again in 2009 to increase the number of authorized shares to 200,000,000.

As of June 30, 2016, the Company has 203,735,166 shares of common stock issued and outstanding.

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

During the three months ended June 30, 2016, the Company sold for cash 7,590,000 shares and warrants to purchase: (i) 4,743,750 shares at $0.70 per share, and (ii) 2,390,850 shares at $1.00 per share, for net proceeds of $378,784. The warrants expire at various times through January 15, 2018.

 During the three months ended June 30, 2016, the Company authorized to be issued 5,000,000 shares for consulting services valued at $550,000, based on the stock price at the time of the respective agreements underlying the services provided.

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

In October 2009, the Company executed a warrant agreement with an investor relations company for 5,000,000 warrants to be issued in two tranches. The first tranche of 2,500,000 warrants (the “October warrants”) has been issued in October 2009, and the second tranche of 2,500,000 warrants has been issued on March 31, 2010 (the “March warrants”). The October warrants were set to expire October 25, 2014 (as extended) but were further extended by the Company and expired on October 25, 2015. The March warrants were set to expire March 29, 2015 (as extended) but were further extended by the Company and expired on March 29, 2016.

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

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -         STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

In July 2015, as consideration for a consulting agreement, the Company issued warrants to purchase 300,000 shares of its common stock at an exercise price of $0.01 per share. The warrants are fully vested and exercisable for five-years. The Company valued the warrants using the Black-Sholes option pricing model with the following criteria: stock price of $0.14; volatility 150%, term 5 years; and risk-free rate of 1.71%. The criteria yielded a per-warrant value of $0.14, resulting in a total value of $42,000 for the 300,000 warrants. The expense has been included in other general and administrative expenses in the consolidated statement of operations.

In April 2016, as partial consideration for consulting services rendered, the Company authorized to be issued warrants to purchase 1 million shares of its common stock at an exercise price of $0.03 per share (“$0.03 warrants”), and 2 million warrants to purchase shares of its common stock at an exercise price of $0.08 per share (“$0.08 warrants”). The warrants are fully vested and exercisable for three-years. The Company valued the warrants using the Black-Sholes option pricing model with the following criteria: stock price of $0.11; volatility 136%, term 3 years; and risk-free rate of 0.92%. The criteria yielded a per-warrant value of $0.10 for the $0.03 warrants, and a per-warrant value of $0.09 for the $0.08 warrants, resulting in a total value of $280,000 for the 3 million warrants. The expense has been included in other general and administrative expenses in the consolidated statement of operations.

As of June 30, 2016 and 2015, the following is a breakdown of the activity:

June 30, 2016:

Outstanding - beginning of year	29,475,626
Issued	21,415,680
Exercised	-
Expired	(38,351,107)

Outstanding - end of year	12,540,199

June 30, 2015:

Outstanding - beginning of year	19,004,326
Issued	11,471,300
Exercised	-
Expired	(1,000,000)

Outstanding - end of year	29,475,626

At June 30, 2016, all of the 12,540,199 warrants are vested, 9,240,199 warrants expire at various times through January 2018, 3,000,000 warrants expire in September 2019, and 300,000 warrants expire in July 2020.

NOTE 6 -         INCOME TAXES

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

At June 30, 2016 and 2015, deferred tax assets consist of the following:

	2016	2015
Net operating loss carryforward	$6,544,717	$6,031,857
Warrant issuances	192,990	-
Deferred officer compensation	134,022	90,955
Other	1,632	1,632
Valuation allowance	(6,873,361)	(6,124,444)
	$-	$-

A reconciliation of the activity related to the liability for gross unrecognized tax benefits related to uncertain tax positions during fiscal 2016 and 2015 is as follows:

	Year ended June 30,
	2016	2015
Balance as of beginning of fiscal year	$-	$164,869
Increases (decreases) related to current and prior year positions	192,990	(164,869)
Balance as of June 30,	$192,990	$-

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -         INCOME TAXES (CONTINUED)

At June 30, 2016, the Company had a net operating loss carryforwards in the amount of approximately $19.2 million available to offset future taxable income through 2035, which will begin to expire in 2022. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended June 30, 2016 and 2015 is summarized as follows:

	2016	2015
Tax on income before income tax	34.00%	34.00%
Effect of non-temporary differences	(0.05)%	(0.07)%
Effect of prior year items	-%	(16.54)%
Effect of temporary differences	(0.33)%	-%
Change in valuation allowance	(33.62)%	(17.39)%
	0.00%	0.00%

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

NOTE 7 -        LITIGATION

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business.   We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.