Form 10-Q
period 2016-09-30
SmartMetric, Inc.
filed 2016-11-15
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, there were 216,469,799 shares issued and outstanding of the registrant’s common stock.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2016	June 30, 2016

Assets
Current assets:
Cash	$49,142	$138,823
Prepaid expenses and other current assets	124,487	14,417

Total current assets	173,629	153,240

Other assets:

Total assets	$173,629	$153,240

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$603,524	$656,587
Liability for stock to be issued	1,234,204	1,206,268
Deferred Officer salary	425,848	394,181
Shareholder loan	22,300	22,300

Total current liabilities	2,285,876	2,279,336

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 410,000 and 410,000 shares issued and outstanding	410	410
Common stock, $.001 par value; 300,000,000 shares authorized, 209,669,799 and 203,735,166 shares issued and outstanding , respectively	209,670	203,735
Additional paid-in capital	21,228,000	20,924,635
Accumulated deficit	(23,550,327)	(23,254,876)

Total stockholders' deficit	(2,112,247)	(2,126,096)

Total liabilities and stockholders' deficit	$173,629	$153,240

See notes to unaudited condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

(unaudited)

	Three Months	Three Months
	Ended	Ended
	September	September
	30,	30,
	2016	2015

Revenues	$-	$-

Expenses:
Officer's salary	47,500	47,500
Other general and administrative	196,106	268,034
Research and development	51,845	61,118

Total operating expenses	295,451	376,652

Loss from operations before income taxes	(295,451)	(376,652)

Income taxes	-	-

Net loss	$(295,451)	$(376,652)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	205,525,740	187,029,010

See notes to unaudited condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Three Months	Three Months
	Ended	Ended
	September	September
	30,	30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(295,451)	$(376,652)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-
Common stock and warrants issued and issuable for services	48,214	82,367

Changes in assets and liabilities
Decrease in prepaid expenses and other current assets	-	23,000
Increase in advances to shareholder	-	(13,500)
(Decrease) increase in accounts payable and accrued expenses	(53,063)	46,380
Increase in deferred officer's salary	31,667	47,500

Net cash used in operating activities	(268,633)	(190,905)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	-	-
Proceeds from sale of common stock	151,016	214,633
Liability for stock to be issued	27,936	(40,368)

Net cash provided by financing activities	178,952	174,265

NET (DECREASE) IN
CASH	(89,681)	(16,640)

CASH
BEGINNING OF PERIOD	138,823	44,516

END OF PERIOD	$49,142	$27,876

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

See notes to unaudited condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, as filed with the Securities and Exchange Commission.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $295,451 and $376,652 for the three months ended September 30, 2016 and 2015 respectively, and has an accumulated deficit of $23,550,327 at September 30, 2016.   The Company has spent a substantial portion of its time and capital resources in the development of its technology.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions over FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at September 30, 2016 and 2015.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of September 30, 2016 no accrual for uncertain income tax positions is necessary.

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

Lease Agreement

The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the three months ended September 30, 2016 and 2015 was $9,127 and $7,179, respectively.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $22,300 at September 30, 2016 and June 30, 2016. These advances bear interest at the rate of five percent (5%) per annum.

The Company has accrued the amounts of $425,848 and $394,181 at September 30, 2016 and June 30, 2016, respectively, as deferred Officer’s salary, for the difference between the Chief Executive Officer’s annual salary and the amounts paid.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2016, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 410,000 shares issued and outstanding.

On December 11, 2009, the Company filed a Certificate of Designation with the State of Nevada, to designate 500,000 shares of the preferred stock to be designated as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”). Effective November 5, 2014, the number of shares designated as Series B Convertible Preferred Stock was increased to 1,000,000 shares.

Each share of Series B Convertible Preferred Stock has a par value of $0.001, and a stated value equal to $5.00 (“Stated Value”). Holders of the Series B Convertible Preferred Stock are entitled to receive dividends or other distributions with the holders of the common stock of the Company on an as converted basis when, as, and if declared by the directors of the Company. Holders of the Series B Convertible Preferred Stock are entitled to convert each share of the Series B Convertible Preferred Stock into fifty (50) shares of common stock.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (“liquidation”), holders of the Series B Convertible Preferred Stock are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the Stated Value, pro rata with the holders of the common stock.

On December 11, 2009, the Company entered into an Assignment and Assumption Agreement with ACI (the “assignment and Assumption Agreement”). In accordance with the Assignment and Assumption Agreement, ACI conveyed, assigned and transferred to the Company all of ACI’s rights, title and interest in and to the Patent (see Note 5) and delegated to the Company all of its duties and obligations to be performed under the Patent; and the Company accepted the assignment of all of ACI’s rights, title and interest to the Patent and the rights and delegation of duties and obligations and agreed to be bound by and to assume such duties and obligations.

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

Class A Common Stock

As of September 30, 2016, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001. The articles of incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, and in 2009 to increase the number of authorized shares to 200,000,000. As a result of a screener's error, the Company previously disclosed in its Quarterly Report on Form 10-Q for the quarters ended September 30, 2015 and December 31, 2015 that it increased the number of authorized shares of common stock to 300,000,000. On March 31, 2016, our Board of Directors approved an amendment (the “Amendment”) to the Company’s Articles of Incorporation to increase the total number of shares of authorized capital stock to 305,000,000 shares, par value $0.001 per share, consisting of (i) 300,000,000 shares of Common Stock, up from 200,000,000 shares of Common Stock, and (ii) 5,000,000 shares of Preferred Stock, subject to shareholder approval (the “Proposal”). On March 31, 2016, a majority of the Company’s stockholders approved the Amendment. The Company filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission on May 4, 2016 (the “Information Statement”). The Information Statement was furnished to all of the Company’s shareholders for the purpose of informing them of the action taken by a majority of the Company’s stockholders.

As of September 30, 2016, the Company has 209,669,799 shares of common stock issued and outstanding.

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

During the three months ended September 30, 2016, the Company sold for cash 3,030,000 shares and warrants to purchase: (i) 1,893,750 shares at $0.70 per share, and (ii) 954,450 shares at $1.00 per share, for net proceeds of $151,016. The warrants expire at various times through January 15, 2018.

During the three months ended September 30, 2016, the Company authorized to be issued 1,669,633 shares for consulting services valued at $84,400, based on the stock price at the time of the respective agreements underlying the services provided.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

In October 2009, the Company executed a warrant agreement with an investor relations company for 5,000,000 warrants to be issued in two tranches. The first tranche of 2,500,000 warrants (the “October warrants”) has been issued in October 2009, and the second tranche of 2,500,000 warrants were on March 31, 2010 (the “March warrants”). The October warrants, which were set to expire October 25, 2014 (as extended) but were further extended by the Company and expired on October 25, 2015. The March warrants, which were set to expire March 29, 2015 (as extended) but were further extended by the Company and expired on March 29, 2016.

In July 2015, as consideration for a consulting agreement, the Company issued warrants to purchase 300,000 shares of its common stock at an exercise price of $0.01 per share. The warrants are fully vested and exercisable for five-years. The Company valued the warrants using the Black-Scholes method with the following criteria: stock price of $0.14; volatility 150%; term 5 years; and risk-free rate of 1.71%. The criteria yielded a per-warrant value of $0.14, resulting in a total value of $42,000 for the 300,000 warrants. The Company recorded the charge to consulting expense over the three-month term of the consulting agreement. During the three months ended September 30, 2016, the Company recorded a charge of $35,000 to consulting expense, which is included in other general and administrative expenses in the condensed consolidated statement of operations.

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

As of September 30, 2016 and June 30, 2016, the following is a breakdown of the warrant activity:

September 30, 2016:

Outstanding - June 30, 2016	12,540,199
Issued	2,848,200
Exercised	-
Expired	-
Outstanding - September 30, 2016	15,388,399

June 30, 2016:

Outstanding - June 30, 2015	29,475,626
Issued	21,415,680
Exercised	-
Expired	(38,351,107)
Outstanding - June 30, 2016	12,540,199

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

At September 30, 2016, all of the 15,388,399 warrants are vested and 12,088,399 warrants expire at various times through January 2018, 3,000,000 warrants expire in September 2019, and 300,000 warrants expire in July 2020.

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

From time to time, the Company may be a plaintiff or defendant in various legal proceedings arising in the normal course of our business. We know of no material, active, pending or threatened proceedings against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended June 30, 2016 and other periodic reports filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this Report, except as required by law. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

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

The SmartMetric Biometric Technology And Products

SmartMetric's founder, C. Hendrick is the originator and inventor of various miniature biometric activated devices including the SmartMetric biometric fingerprint activated payments card with an embedded fully functional fingerprint reader inside the card the size and thickness of a standard credit card. The SmartMetric biometric payments card provides for high level security for credit and debit cards by adding biometric authentication and activation to the new EMV chip cards now in use around the World. More than 4.8 Billion EMV chip debit and credit cards are now in use globally. The SmartMetric biometric payments card has been manufactured to be totally interoperable with the EMV chip card readers and banking infrastructure. Using the advanced electronic miniaturization by SmartMetric to make it’s biometric credit/debit cards the Company has also turned its attention to creating a multi-functional biometric building access control and logical network access card.

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

Card issuers may take from 3 months up to 12 months of internal trials and test marketing prior to placing orders of consequence with SmartMetric. While SmartMetric had created a working card prior to this year, refinements to the cards hardware and embedded software were undertaken prior to the official product launch in April, 2016. Further enhancements have been made following the input of some significant card issuing Banks.

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

The Security Technology Industry

SmartMetric Biometric Multi-Function Security Card

SmartMetric has developed a multi-function logical and physical access security card this size and thickness of a standard credit card. Utalizing the small size breakrthoughs by the company in its biometric payments card development SmartMetric has successfully developed a biometric security card that can easily fit inside a person’s wallet.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenue and Net Loss

For the three months ended September 30, 2016, there was no revenue and a net loss of $295,451.  For the three months ended September 30, 2015, there was no revenue and a net loss of $376,652.  This decreased loss of $81,201 or 21.6% resulted primarily from lower general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2016 were $196,106, a decrease of $71,928 or 26.8% compared to $268,034 for the comparable period in 2015. This decrease was primarily attributed to lower consulting expenses.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2016 were $51,845, a decrease of $9,273 or 15.2% compared to $61,118 for the comparable period in 2015.   This decrease was primarily attributable to lower engineering expenses.

Income Tax Expense

Income tax expense for the three months ended September 30, 2016 was $0, unchanged from the comparable period in 2015.

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

At September 30, 2016, the Company had an accumulated deficit of $23,550,327 and it is likely that the Company will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

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

Cash

Our cash balance was $49,142 at September 30, 2016 compared with $138,823 at June 30, 2016. The decrease was primarily attributable to a lower than usual amount of shares sold for cash.

Net cash used in operating activities

Net cash used in operating activities was $268,633 for the three months ended September 30, 2016, an increase of $77,728, or 40.7% from the comparable period in 2015.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2016, unchanged from the comparable period in 2015.

Net cash provided by financing activities

Net cash provided by financing activities was $178,952 for the three months ended September 30, 2016, an increase of $4,687 or 2.7% from the comparable period in 2015.  This increase was due to an increase in the liability for stock to be issued, partially offset by a decrease in sales of equity shares in the period.

Contractual Obligations and Off-Balance Sheet Arrangements.

There were no off-balance sheet arrangements at September 30, 2016 and June 30, 2015.

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

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these investments.  At September 30, 2016, we had $49,142 in cash.  A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Based on this evaluation, as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. However, as of September 30, 2016, these steps have not been completed. We have one independent director, Elizebath Ryba.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of September 30, 2016.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at September 30, 2016.

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

Changes in Internal Controls

During the three months ended September 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, the Company may be a plaintiff or defendant in various legal proceedings arising in the normal course of our business. We know of no material, active, pending or threatened proceedings against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes the securities that we sold during the three months ended September 30, 2016 without registering the securities under the Securities Act:

During the three months ended September 30, 2016, the Company sold for cash 3,030,000 shares and warrants to purchase: (i) 1,893,750 shares at $0.70 per share, and (ii) 954,450 shares at $1.00 per share, for net proceeds of $151,016. The warrants expire at various times through January 15, 2018.

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

There were no matters required to be disclosed on Form 8-K during the three months ended September 30, 2016 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: November 14, 2016	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 14, 2016	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)

