Form 10-Q
period 2016-12-31
SmartMetric, Inc.
filed 2017-02-14
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2016

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

As of February 10, 2017, there were 223,142,799 shares issued and outstanding of the registrant’s common stock.

2

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2016	2016
	(unaudited)
Assets
Current assets:
Cash	$113,701	$138,823
Prepaid expenses and other current assets	106,142	14,417

Total current assets	219,843	153,240

Other assets:

Total assets	$219,843	$153,240

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$651,986	$656,587
Liability for stock to be issued	424,583	1,206,268
Deferred Officer salary	457,515	394,181
Shareholder loan	22,300	22,300

Total current liabilities	1,556,384	2,279,336

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 410,000 and 410,000 shares issued and outstanding	410	410
Common stock, $.001 par value; 300,000,000 shares authorized, 219,819,799 and 203,735,166 shares issued and outstanding, respectively	219,820	203,735
Additional paid-in capital	22,305,350	20,924,635
Accumulated deficit	(23,862,121)	(23,254,876)

Total stockholders' deficit	(1,336,541)	(2,126,096)

Total liabilities and stockholders' deficit	$219,843	$153,240

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Operations
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December	December	December	December
	31,	31,	31,	31,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Expenses:
Officer's salary	47,500	47,500	95,000	95,000
Other general and administrative	218,538	268,518	414,553	536,552
Research and development	45,755	47,680	97,600	108,798

Total operating expenses	311,793	363,698	607,153	740,350

Loss from operations before income taxes	(311,793)	(363,698)	(607,153)	(740,350)

Income taxes	-	-	-	-

Net loss	$(311,793)	$(363,698)	$(607,153)	$(740,350)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	215,133,929	189,610,538	210,287,400	188,319,774

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Six Months	Six Months
	Ended	Ended
	December	December
	31,	31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(607,153)	$(740,350)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and warrants issued and issuable for services	27,744	152,408

Changes in assets and liabilities
Increase in prepaid expenses and other current assets	18,345	45,583
Decrease in shareholder loan	-	(13,960)
(Decrease) increase in accounts payable and accrued expenses	(4,602)	109,023
Increase in deferred officer's salary	63,334	47,500

Net cash used in operating activities	(502,332)	(399,796)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	428,895	476,110
Liability for stock to be issued	48,315	(95,991)

Net cash provided by financing activities	477,210	380,119

NET (DECREASE) IN CASH	(25,122)	(19,677)

CASH
BEGINNING OF PERIOD	138,823	44,516

END OF PERIOD	$113,701	$24,839

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

See notes to condensed consolidated financial statements.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

SmartMetric, Inc. (the “Company” or “SmartMetric”) was incorporated in the State of Nevada on December 18, 2002. SmartMetric’s main product is a fingerprint activated card with a finger sensor onboard the card and a built-in rechargeable battery for portable biometric identification. This card may be referred to as a biometric card or the SmartMetric Biometric Datacard.  SmartMetric has completed development of its card along with pre mass manufacturing cards but has not yet begun to mass manufacture the biometric fingerprint activated cards.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three and six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, as filed with the Securities and Exchange Commission.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $607,153 and $740,350 for the six months ended December 31, 2016 and 2015 respectively, and has an accumulated deficit of $23,862,121 at December 31, 2016.   The Company has spent a substantial portion of its time and capital resources in the development of its technology.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions over FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at December 31, 2016 and June 30, 2016.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of December 31, 2016 no accrual for uncertain income tax positions is necessary.

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

Lease Agreement

The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the six months ended December 31, 2016 and 2015 was $17,955 and $15,379, respectively.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $22,300 at December 31, 2016 and June 30, 2016. These advances bear interest at the rate of five percent (5%) per annum.

The Company has accrued the amounts of $457,515 and $394,181 at December 31, 2016 and June 30, 2016, respectively, as deferred officer’s salary, for the difference between the Chief Executive Officer’s annual salary and the amounts paid.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of December 31, 2016, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 410,000 shares issued and outstanding.

On December 11, 2009, the Company filed a Certificate of Designation with the State of Nevada, to designate 500,000 shares of preferred stock as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”). Effective November 5, 2014, the number of shares designated as Series B Convertible Preferred Stock was increased to 1,000,000 shares.

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

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, holders of the Series B Convertible Preferred Stock are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the Stated Value, pro rata with the holders of the common stock.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Class A Common Stock

As of December 31, 2016, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001, authorized. The Articles of Incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, and in 2009 to increase the number of authorized shares to 200,000,000. As a result of a screener's error, the Company previously disclosed in its Quarterly Report on Form 10-Q for the quarters ended September 30, 2015 and December 31, 2015 that it increased the number of authorized shares of common stock to 300,000,000. On March 31, 2016, our Board of Directors approved an amendment (the “Amendment”) to the Company’s Articles of Incorporation to increase the total number of shares of authorized capital stock to 305,000,000 shares, par value $0.001 per share, consisting of (i) 300,000,000 shares of Common Stock, up from 200,000,000 shares of Common Stock, and (ii) 5,000,000 shares of Preferred Stock, subject to shareholder approval (the “Proposal”). On March 31, 2016, a majority of the Company’s stockholders approved the Amendment. The Company filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission on May 4, 2016 (the “Information Statement”). The Information Statement was furnished to all of the Company’s shareholders for the purpose of informing them of the action taken by a majority of the Company’s stockholders.

As of December 31, 2016, the Company has 219,819,799 shares of common stock issued and outstanding.

During the three months ended September 30, 2015, the Company sold for cash 2,150,000 shares of common stock and warrants to purchase: (i) 2,687,500 shares at $0.70 per share, and (ii) 1,354,500 shares at $1.00 per share, for net proceeds of $214,633. The warrants expired at various times through June 2016.

During the three months ended December 31, 2015, the Company sold for cash 5,242,000 shares of common stock and warrants to purchase: (i) 3,276,250 shares at $0.70 per share, and (ii) 1,651,230 shares at $1.00 per share, for net proceeds of $261,477. The warrants expired at various times through October 28, 2016.

During the three months ended March 31, 2016, the Company sold for cash 2,140,000 shares of common stock and warrants to purchase: (i) 1,337,500 shares at $0.70 per share, and (ii) 674,100 shares at $1.00 per share, for net proceeds of $106,771. The warrants expire at various times through January 15, 2018.

During the three months ended June 30, 2016, the Company sold for cash 7,590,000 shares of common stock and warrants to purchase: (i) 4,743,750 shares at $0.70 per share, and (ii) 2,390,850 shares at $1.00 per share, for net proceeds of $378,784. The warrants expire at various times through January 15, 2018.

During the three months ended June 30, 2016, the Company authorized to be issued 5,000,000 shares of common stock for consulting services valued at $550,000, based on the stock price at the time of the respective agreements underlying the services provided.

During the three months ended September 30, 2016, the Company sold for cash 3,030,000 shares of common stock and warrants to purchase: (i) 1,893,750 shares at $0.70 per share, and (ii) 954,450 shares at $1.00 per share, for net proceeds of $151,016. The warrants expire at various times through January 15, 2018.

During the three months ended September 30, 2016, the Company authorized to be issued 1,669,633 shares of common stock for consulting services valued at $84,400, based on the stock price at the time of the respective agreements underlying the services provided.

During the three months ended December 31, 2016, the Company sold for cash 5,570,000 shares of common stock and warrants to purchase: (i) 3,481,250 shares at $0.70 per share, and (ii) 1,754,550 shares at $1.00 per share, for net proceeds of $282,859. The warrants expire at various times through January 31, 2018.

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

In April 2016, as partial consideration for consulting services rendered, the Company authorized to be issued warrants to purchase 1,000,000 shares of its common stock at an exercise price of $0.03 per share (“$0.03 Warrants”), and 2,000,000 warrants to purchase shares of its common stock at an exercise price of $0.08 per share (“$0.08 Warrants,” and, together with the $0.03 Warrants, the “Warrants”). The Warrants are fully vested and exercisable for three-years. The Company valued the Warrants using the Black-Sholes option pricing model with the following criteria: stock price of $0.11; volatility 136%; term 3 years; and risk-free rate of 0.92%. The criteria yielded a per-warrant value of $0.10 for the $0.03 Warrants, and a per-warrant value of $0.09 for the $0.08 Warrants, resulting in a total value of $280,000 for the Warrants. The expense has been included in other general and administrative expenses in the consolidated statement of operations.

As of December 31, 2016 and June 30, 2016, the following is a breakdown of the warrant activity:

December 31, 2016:

Outstanding - June 30, 2016	12,540,199
Issued	8,084,000
Exercised	-
Expired	(94,000)
Outstanding - December 31, 2016	20,530,199

June 30, 2016:

Outstanding - June 30, 2015	29,475,626
Issued	21,415,680
Exercised	-
Expired	(38,351,107)
Outstanding - June 30, 2016	12,540,199

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

At December 31, 2016, all of the 20,530,199 warrants are vested and 17,230,199 warrants expire at various times through January 2018, 3,000,000 warrants expire in September 2019, and 300,000 warrants expire in July 2020.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report on Form 10-Q (“Report”), references to “SmartMetric,” “the Company,” “we,” “us,” and “our” refer to SmartMetric, Inc.

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

Overview

SmartMetric, Inc. (“SmartMetric” or the “Company”) was incorporated pursuant to the laws of Nevada on December 18, 2002. SmartMetric is a development stage company engaged in the technology industry. SmartMetric has an issued patent covering technology that involves connection to networks using data cards (smart cards and EMV cards). SmartMetric’s main products are a fingerprint sensor activated payments card and security card with a finger sensor and fully functional fingerprint reader embedded inside the card. The cards have a rechargeable battery allowing for portable biometric identification and card activation. This card is referred to as a biometric card or the SmartMetric Biometric Card.

The SmartMetric Biometric Technology And Products

SmartMetric's founder, Chaya Hendrick is the originator and inventor of various miniature biometric activated devices including the SmartMetric biometric fingerprint activated payments card with an embedded fully functional fingerprint reader inside the card the size and thickness of a standard credit card. The SmartMetric biometric payments card provides for high level security for credit and debit cards by adding biometric authentication and activation to the new EMV chip cards now in use around the world. More than 4.8 Billion EMV chip debit and credit cards are now in use globally. The SmartMetric biometric payments card has been manufactured to be totally interoperable with the EMV chip card readers and banking infrastructure. Using the advanced electronic miniaturization by SmartMetric to make its biometric credit/debit cards the Company has also turned its attention to creating a multi-functional biometric, identity, building access control and logical network access card.

SmartMetric has also turned its attention to creating a biometric health insurance card with memory for storing a person’s medical files aiding travelers with medical conditions to have transportable medical files protected by their biometrics. Also assisting in fighting medical fraud by using the card to provide in-card biometric identity verification.

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

SmartMetric has completed development of its biometric card. Modifications are underway to enhance cost effective mass production which has resulted in the Company replacing its fingerprint sensor component. This modification is expected to be completed by the end of March, 2017. Following the cards modifications the final card will be made available to payment card networks for final testing and approval. It should be noted that all approvals for operating on a payments network are at the sole discretion of the respective payments networks themselves. Having said that there exist a number of payments networks around the world and the Company has options in who it works with going forward. The Company is now presenting its card to major card issuing banks throughout the world. Following feedback from potential Bank customers, SmartMetric has incorporated new changes into its card including an indicator light as well as an extended battery life.

The SmartMetric biometric payments card, with a built-in rechargeable battery and EMV banking industry contact interface chip (which activates following a fingerprint match on the card), is the first of its Kind Known in the world.

In Card Fingerprint Matching and Verification

The SmartMetric Biometric card incorporates a rechargeable lithium polymer battery. This battery is rechargeable, very thin and has been designed by SmartMetric to fit inside the SmartMetric fingerprint Credit Card sized card. This battery is manufactured by a third party to SmartMetric’s specifications and is unaffiliated with the Company. This battery is embedded inside the card.

The Security Technology Industry

SmartMetric Biometric Multi-Function Security Card

SmartMetric has developed a multi-function logical and physical access security card the size and thickness of a standard credit card. Utilizing the small size breakthrough’s by the Company in its biometric payments card developments SmartMetric has moved forward with a biometric multifunction security, identity and secure access card that can easily fit inside a person’s wallet.

As with the biometric payments card, the SmartMetric security card has an internal rechargeable battery that is used to power the cards internal processor used in performing a biometric fingerprint scan. All functions and operations of the card are subject to a valid fingerprint scan and match of the card users fingerprint.

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

SmartMetric continues to actively promote its biometric card through exhibiting in industry specific conferences and exhibitions. Focusing on specific national and international conferances and exhibitions is proving a highly effective method of exposing and presenting our products to a large number of industry decision makers.

The Company contracts outside silicon and component fabrication plants to manufacture specific components to SmartMetric’s specifications. Creation of the sub-micro circuit boards are outsourced, assembly of components on the board are also outsourced. The Company may also establish other card manufacturing centers at different locations as and when required. Separate manufacturing centers have been engaged in order to make, assemble and complete the finished SmartMetric biometric EMV chip card. Production capacity is planned for approximately 1 million cards a month with us being able to substantially increase production capacity in co-ordination with our engaged manufacturing partners. .

Results of Operations

Comparison of the Three Months Ended December 31, 2016 and 2015

Revenue and Net Loss

For the three months ended December 31, 2016, there was no revenue and a net loss of $311,793.  For the three months ended December 31, 2015, there was no revenue and a net loss of $363,698.  This decreased loss of $51,905 or 14.3% resulted primarily from lower general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2016 were $218,538, a decrease of $49,980 or 18.6% compared to $268,518 for the comparable period in 2015. This decrease was primarily attributed to lower consulting expenses.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2016 were $45,755, a decrease of $1,925 or 4.0% compared to $47,680 for the comparable period in 2015.   This decrease was primarily attributable to lower engineering expenses.

Income Tax Expense

Income tax expense for the three months ended December 31, 2016 was $0, unchanged from the comparable period in 2015.

Comparison of the Six Months Ended December 31, 2016 and 2015

Revenue and Net Loss

For the six months ended December 31, 2016, there was no revenue and a net loss of $607,153.  For the six months ended December 31, 2015, there was no revenue and a net loss of $740,350.  This decreased loss of $133,197 or 18.0% resulted primarily from lower general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2016 were $414,553, a decrease of $121,999 or 22.8% compared to $536,552 for the comparable period in 2015. This decrease was primarily attributed to lower consulting expenses.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2016 were $97,600, a decrease of $11,198 or 10.3% compared to $108,798 for the comparable period in 2015.   This decrease was primarily attributable to lower engineering expenses.

Income Tax Expense

Income tax expense for the six months ended December 31, 2016 was $0, unchanged from the comparable period in 2015.

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

At December 31, 2016, the Company had an accumulated deficit of $23,862,121 and it is likely that the Company will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

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

Cash

Our cash balance was $113,701 at December 31, 2016 compared with $138,823 at June 30, 2016. The decrease was primarily attributable to a lower than usual amount of shares sold for cash.

Net cash used in operating activities

Net cash used in operating activities was $502,332 for the six months ended December 31, 2016, an increase of $102,536, or 25.6% from the comparable period in 2015.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for the six months ended December 31, 2016, unchanged from the comparable period in 2015.

Net cash provided by financing activities

Net cash provided by financing activities was $347,810 for the six months ended December 31, 2016, a decrease of $32,309 or 8.5% from the comparable period in 2015.  This decrease was due to an increase in the liability for stock to be issued, partially offset by a decrease in sales of equity shares in the period. The company has not received debt based or convertible note financing. All financing funds have come from direct sales of shares (equity).

Contractual Obligations and Off-Balance Sheet Arrangements.

There were no off-balance sheet arrangements at December 31, 2016 and June 30, 2016.

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

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these investments.  At December 31, 2016, the Company had $113,701 in cash.  A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Based on this evaluation, as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. However, as of December 31, 2016, these steps have not been completed. We have one independent director, Elizebath Ryba.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of December 31, 2016.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at December 31, 2016.

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

Changes in Internal Controls

During the six months ended December 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following summarizes the securities that we sold during the three months ended December 31, 2016 without registering the securities under the Securities Act:

During the three months ended December 31, 2016, the Company sold for cash 5,570,000 shares of common stock and warrants to purchase: (i) 3,481,250 shares at $0.70 per share, and (ii) 1,754,550 shares at $1.00 per share, for net proceeds of $277,879. The warrants expire at various times through January 31, 2018.

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

There were no matters required to be disclosed on Form 8-K during the three months ended December 31, 2016 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: February 14, 2017	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: February 14, 2017	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)

