Form 10-Q/A
period 2016-12-31
SmartMetric, Inc.
filed 2017-02-15
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The Form 10-Q/A is being filed to furnish xbrl exhibits only. No other changes were made.

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

SMARTMETRIC, INC.

Dated: February 15, 2017	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: February 15, 2017	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)

