Form 10-Q
period 2017-03-31
SmartMetric, Inc.
filed 2017-05-15
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

If an emerging growth company, indicate by check mark if the registrant was elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 9, 2017, there were 225,452,799 shares issued and outstanding of the registrant’s common stock.

2

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

Unaudited

	March 31,	June 30,
	2017	2016

Assets
Current assets:
Cash	$14,920	$138,823
Prepaid expenses and other current assets	87,797	14,417

Total current assets	102,717	153,240

Other assets:

Total assets	$102,717	$153,240

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$637,079	$656,587
Liability for stock to be issued	97,486	1,206,268
Deferred Officer salary	489,181	394,181
Shareholder loan	16,800	22,300

Total current liabilities	1,240,546	2,279,336

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 410,000 and 410,000 shares issued and outstanding	410	410
Common stock, $.001 par value; 300,000,000 shares authorized, 225,452,799 and 203,735,166 shares issued and outstanding , respectively	225,453	203,735
Additional paid-in capital	22,749,087	20,924,635
Accumulated deficit	(24,112,779)	(23,254,876)

Total stockholders' deficit	(1,137,829)	(2,126,096)

Total liabilities and stockholders' deficit	$102,717	$153,240

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March	March	March	March
	31,	31,	31,	31,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Expenses:
Officer's salary	47,500	47,500	142,500	142,500
Other general and administrative	154,236	206,525	568,789	743,076
Research and development	48,923	22,071	146,523	130,869

Total operating expenses	250,659	276,096	857,812	1,016,445

Loss from operations before income taxes	(250,659)	(276,096)	(857,812)	(1,016,445)

Income taxes	-	-	-	-

Net loss	$(250,659)	$(276,096)	$(857,812)	$(1,016,445)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	222,891,656	195,854,619	214,467,192	190,816,678

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Cash Flows

Unaudited

	Nine Months	Nine Months
	Ended	Ended
	March	March
	31,	31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(857,812)	$(1,016,445)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-
Common stock and warrants issued and issuable for services	186,130	178,869

Changes in assets and liabilities
Decrease in prepaid expenses and other current assets	(73,380)	70,000
Increase in advances to shareholder	(5,500)	(13,960)
(Decrease) increase in accounts payable and accrued expenses	(19,508)	163,263
Increase in deferred officer's salary	95,000	95,000

Net cash used in operating activities	(675,070)	(523,273)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	-	-
Proceeds from sale of common stock	551,167	582,881
Liability for stock to be issued	-	(89,120)

Net cash provided by financing activities	551,167	493,761

NET (DECREASE) IN
CASH	(123,903)	(29,512)

CASH
BEGINNING OF PERIOD	138,823	44,516

END OF PERIOD	$14,920	$15,004

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, as filed with the Securities and Exchange Commission.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $857,812 and $1,016,445 for the nine months ended March 31, 2017 and 2016 respectively, and has an accumulated deficit of $24,112,779 at March 31, 2017.   The Company has spent a substantial portion of its time and capital resources in the development of its technology.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions over FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at March 31, 2017 and June 30, 2016.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of March 31, 2017 no accrual for uncertain income tax positions is necessary.

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

Lease Agreement

The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the nine months ended March 31, 2017 and 2016 was $25,120 and $24,864, respectively.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $16,800 and $22,300 at March 31, 2017 and June 30, 2016, respectively. These advances bear interest at the rate of five percent (5%) per annum.

The Company has accrued the amounts of $489,181 and $394,181 at March 31, 2017 and June 30, 2016, respectively, as deferred officer’s salary, for the difference between the Chief Executive Officer’s annual salary and the amounts paid.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of March 31, 2017, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 410,000 shares issued and outstanding.

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

Class A Common Stock

As of March 31, 2017, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

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

As of March 31, 2017, the Company has 225,452,799 shares of common stock issued and outstanding.

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

During the three months ended March 31, 2017, the Company sold for cash 2,450,000 shares of common stock and warrants to purchase: (i) 1,531,250 shares at $0.70 per share, and (ii) 771,750 shares at $1.00 per share, for net proceeds of $122,272.50. The warrants expire at various times through September 27, 2018.

During the three months ended March 31, 2017, the Company issued 2,423,000 shares of common stock for consulting services valued at $290,070, based on the stock price at the time of the respective agreements underlying the services provided.

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

As of March 31, 2017 and June 30, 2016, the following is a breakdown of the warrant activity:

March 31, 2017:

Outstanding - June 30, 2016	12,540,199
Issued	10,387,000
Exercised	-
Expired	(2,895,200)
Outstanding - March 31, 2017	20,031,999

June 30, 2016:

Outstanding - June 30, 2015	29,475,626
Issued	21,415,680
Exercised	-
Expired	(38,351,107)
Outstanding - June 30, 2016	12,540,199

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

At March 31, 2017, all of the 20,031,999 warrants are vested and 16,731,999 warrants expire at various times through September 2018, 3,000,000 warrants expire in September 2019, and 300,000 warrants expire in July 2020.

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

SmartMetric has completed development of its biometric card. Modifications are underway to enhance cost effective mass production which has resulted in the Company replacing its fingerprint sensor component. This modification is expected to be completed by the end of June, 2017. Following the cards modifications the final card will be made available to payment card networks for final testing and approval. It should be noted that all approvals for operating on a payments network are at the sole discretion of the respective payments networks themselves. Having said that there exist a number of payments networks around the world and the Company has options in who it works with going forward. The Company is now presenting its card to major card issuing banks throughout the world. Following feedback from potential Bank customers, SmartMetric has incorporated new changes into its card including an indicator light as well as an extended battery life.

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

As with the biometric payments card, the SmartMetric security card has an internal rechargeable battery that is used to power the cards internal processor used in performing a biometric fingerprint scan. All functions and operations of the card are subject to a valid fingerprint scan and match of the card user’s fingerprint.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue and Net Loss

For the three months ended March 31, 2017, there was no revenue and a net loss of $250,659.  For the three months ended March 31, 2016, there was no revenue and a net loss of $276,096.  This decreased loss of $25,437 or 9.2% resulted primarily from lower general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2017 were $154,236, a decrease of $52,289 or 25.3% compared to $206,525 for the comparable period in 2016. This decrease was primarily attributed to lower consulting expenses.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2017 were $48,923, an increase of $26,852 or 121.7% compared to $22,071 for the comparable period in 2016.   This increase was primarily attributable to higher engineering expenses.

Income Tax Expense

Income tax expense for the three months ended March 31, 2017 was $0, unchanged from the comparable period in 2016.

Comparison of the Nine Months Ended March 31, 2017 and 2016

Revenue and Net Loss

For the nine months ended March 31, 2017, there was no revenue and a net loss of $857,812.  For the nine months ended March 31, 2016, there was no revenue and a net loss of $1,016,445.  This decreased loss of $158,633 or 15.6% resulted primarily from lower general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2017 were $568,789, a decrease of $174,287 or 23.5% compared to $743,076 for the comparable period in 2016. This decrease was primarily attributed to lower consulting expenses.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2017 were $146,523, an increase of $15,654 or 12.0% compared to $130,869 for the comparable period in 2016.   This increase was primarily attributable to higher engineering expenses.

Income Tax Expense

Income tax expense for the nine months ended March 31, 2017 was $0, unchanged from the comparable period in 2016.

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

At March 31, 2017, the Company had an accumulated deficit of $24,112,779 and it is likely that the Company will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

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

Cash

Our cash balance was $14,920 at March 31, 2017 compared with $138,823 at June 30, 2016. The decrease was primarily attributable to a lower than usual amount of shares sold for cash.

Net cash used in operating activities

Net cash used in operating activities was $675,070 for the nine months ended March 31, 2017, an increase of $151,797, or 29.0% from the comparable period in 2016.  The Company is largely dependent on the capital it raises to fund operations.  When capital is raised the development process is accelerated, and when cash flows are decreased the Company conserves its cash by delaying development and other operating costs.

Net cash used in investing activities

Net cash used in investing activities was $0 for the nine months ended March 31, 2017, unchanged from the comparable period in 2016.

Net cash provided by financing activities

Net cash provided by financing activities was $551,167 for the nine months ended March 31, 2017, an increase of $57,406, or 11.6% from the comparable period in 2016.  This decrease was due to an increase in the liability for stock to be issued, partially offset by a decrease in sales of equity shares in the period. The Company has not received debt based or convertible note financing. All financing funds have come from direct sales of shares (equity).

Contractual Obligations and Off-Balance Sheet Arrangements.

There were no off-balance sheet arrangements at March 31, 2017 and June 30, 2016.

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

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments; thus, fluctuations in interest rates would not have a material impact on the fair value of these investments.  At March 31, 2017, the Company had $14,920 in cash.  A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Based on this evaluation, as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. However, as of March 31, 2017, these steps have not been completed. We have one independent director, Elizebath Ryba.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of March 31, 2017.  The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.  Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at March 31, 2017.

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

Changes in Internal Controls

During the nine months ended March 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The following summarizes the securities that we sold during the three months ended March 31, 2017 without registering the securities under the Securities Act:

During the three months ended March 31, 2017, the Company sold for cash 2,450,000 shares of common stock and warrants to purchase: (i) 1,531,250 shares at $0.70 per share, and (ii) 771,750 shares at $1.00 per share, for net proceeds of $122,272.50. The warrants expire at various times through September 27, 2018.

During the three months ended March 31, 2017, the Company issued 2,423,000 shares of common stock for consulting services valued at $290,070, based on the stock price at the time of the respective agreements underlying the services provided.

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

There were no matters required to be disclosed on Form 8-K during the three months ended March 31, 2017 which were not disclosed on such form.

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

SMARTMETRIC, INC.

Dated: May 15, 2017	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: May 15, 2017	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)

