Form 10-K
period 2017-06-30
SmartMetric, Inc.
filed 2017-10-13
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Securities registered under Section 12(b) of the Exchange Act: None

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

☐  Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $9,845,641.47 computed by reference to the closing price of the registrant’s common stock as quoted on the OTCQB maintained by OTC Markets, Inc. on December 29, 2016 (which was $0.07 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 27, 2017, there are presently 234,795,663 shares of common stock, par value $0.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2017 annual meeting of shareholders (the “2017 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2017 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD LOOKING STATEMENTS

In this annual report, references to “SmartMetric, Inc.,” “SmartMetric,” “SMME,” “the Company,” “we,” “us,” and “our” refer to SmartMetric, Inc. Also, any reference to “common shares,” or “common stock” refers to our $0.001 par value common stock. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.001 par value Series B Convertible Preferred Stock.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our business development plans, timing strategies, expectations, anticipated expense levels, business prospects, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations). These statements express our current intentions, beliefs, expectations, strategies or predictions as well as historical information. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “could,” “continue,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, our ability to:

●	manage our business given continuing operating losses and negative cash flows;
●	obtain sufficient capital to fund our operations, development, and expansion plans;
●	manage competitive factors and developments beyond our control;
●	maintain and protect our intellectual property;
●	obtain patents based on our current and/or future patent applications;
●	obtain and maintain other rights to technology required or desirable to conduct or expand our business; and
●	manage any other factors discussed in the “Risk Factors” section, and elsewhere in this annual report.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by federal securities laws. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

Item 1.	Business

Corporate History and Overview

SmartMetric, Inc. (“SmartMetric” or the “Company”) was incorporated pursuant to the laws of Nevada on December 18, 2002. SmartMetric is a development stage company engaged in the technology industry. SmartMetric’s main products are a fingerprint sensor activated payments card and security card with a finger sensor and fully functional fingerprint reader embedded inside the card. The SmartMetric biometric cards have a rechargeable battery allowing for portable biometric identification and card activation. This card is referred to as a biometric card or the SmartMetric Biometric Card.

The SmartMetric Biometric Technology And Products

SmartMetric's founder, C. Hendrick is the originator and inventor of various miniature biometric activated devices including the SmartMetric biometric fingerprint activated payments card with an embedded fully functional fingerprint reader inside the card. The card is the size and thickness of a standard credit card. The SmartMetric biometric payments card provides for high level security for credit and debit cards by adding biometric authentication and activation to EMV chip cards in use around the World. The SmartMetric biometric payments card has been manufactured to be totally interoperable with existing EMV chip card readers, ATM’s as well as banking payments infrastructure. Using the advanced electronic miniaturization by SmartMetric to make it’s biometric credit/debit cards the company has also turned its attention to creating a multi-functional biometric building access control and logical network access card. SmartMetric has also turned its attention to creating a biometric health insurance card with memory for storing a person’s medical files as well as assisting in fighting medical fraud by using the card to provide in-card biometric identity validation.

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

Following feedback from card issuers the company has modified its product to include an area touch sensor. Replacing the cards previous swipe sensor. This change in the product has been completed and is now being presented to card issuing Banks around the World.

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

The SmartMetric Biometric Card contains active and passive components mounted onto a paper-thin circuit board. Reducing a powerful Cortex processor to a very thin component along with many other complex computer components including memory chips. Mounting them on the super thin board. This has required significant innovations in electronic manufacturing processes.

The SmartMetric biometric card is also a leading edge solution in the identity and access control market. Unlike a picture-based identification system, the SmartMetric biometric card has been designed to operate exclusively with the registered user. And unlike biometric security systems where the biometric information is stored at a central location, the Company believes that security is significantly increased during the verification process since the biometric information is embedded in the card itself, in a memory chip protected by encryption and no biometric data is travelling over a network. The built-in fingerprint scanner is designed to activate the card. Without a match with the encrypted fingerprint already stored in the card, the SmartMetric Biometric card will not operate.

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

SmartMetric believes that its biometric security card, by way of containing information unique to the individual user, protected by the card user’s biometrics, will be useless in the hands of others. Unlike a picture-based identification system, the SmartMetric biometric card has been designed to operate exclusively with the registered user. The fingerprint sensor built into the card has been designed to activate the card. Without a match with the encrypted fingerprint already stored on the card, the biometric Card will not operate.

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

The Security Technology Industry

SmartMetric Biometric Multi-Function Security Card

SmartMetric has developed a multi-function logical and physical access security card this size and thickness of a standard credit card. Utilizing the small size breakthroughs by the company in its biometric payments card development SmartMetric has successfully developed a biometric security card that can easily fit inside a person’s wallet.

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

The company is now actively marketing its biometric EMV chip card to Banks and Financial Institutions within the United States and Europe. The company also has sales representation in Australia and sales and marketing discussions under way with Financial Institutions in the Far East, Latin America and Asia.

The company will be exhibiting industry conferences and exhibitions as part of its ongoing sales and marketing efforts

There are more than 4.8 Billion EMV chip cards in use by Banks and Financial Institutions around the world according the standards body EMVco.

Manufacturing

The Company designs and develops its technology. It uses various companies to make and supply components that make up the SmartMetric biometric card. Current production capacity is approximately 250,000 cards per week and this can be substantially increased in co-ordination with our electronics assembler.

SmartMetric’s President & CEO in the card lamination factory.

Intellectual Property

We rely on patents, licenses, trade secrets, trademarks, copyright registrations and non-disclosure agreements to establish and protect our proprietary rights in our technologies and products. A number of Patents are in process (Patents Pending) that cover critical aspects of the engineering and function of the SmartMetric biometric card. The founder of SmartMetric, Chaya Hendrick is the inventor of these patents and has provided SmartMetric with an option over biometric card related pending patents invented by her.

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

Government Regulation

There are currently no governmental regulations, which have any bearing on the raw materials or the manufacturing of our payments card products.  United States Federal Departments such as the Department Of Defense have rules and regulations concerning security features of smart cards used as identity or building and cyber access cards.  These regulations stipulate a specific licensing and testing protocol for such cards.

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

Payments Network Licensing, Testing and Approvals

SmartMetric’s EMV chip and related software are approved from a global payments network. SmartMetric is proceeding with product testing and final approvals for its card to work on a global payment network thereby assuring interoperability and function of the SmartMetric card with Point Of Sale readers and ATM’s around the world.

No assurances can be given regarding the timing and ultimate approvals as these are given by the global payments network.  Having stated that the EMV chip used by SmartMetric is now licensed and approved along with the EMV software.  Card type testing is outstanding and yet to be completed

Research and Development

Our research and development program is focused on ongoing development of new products built on our existing biometric card. We continue to refine our technology and develop further improvements to our biometric card products. We have finalized our first biometric EMV payments card product.  We have also concluded the design and electronic engineering for our soon-to-be released multi-function security and access control biometric cards.   Research and development will continue as the Company continues to innovate and develop new biometric card based products.  Future biometric card based products the company is now working on, include but are not limited to; (a) health insurance card with stored in card medical records  (b) national identity card  (c) drivers licenses.

The company has developed and is continuing to develop its own embedded systems and application software that works with the SmartMetric Biometric Card. This development software and systems and ongoing electronic design and development requires the company to continue to expend time and financial resources on significant software development. Contractor electronic and software engineers are engaged by and working for SmartMetric in Tel Aviv, Israel and Buenos Aires, Argentina.

Competition

Various potential competitors have announced products similar to that of SmartMetric’s.

Employees

As of the date of this annual report, we have one full time employee, our CEO and President, Chaya Hendrick.. We primarily use direct contract hires in administration and engineering, as is common in the information technology world.  All work product developed by all of our engineers remains the intellectual property of SmartMetric.  Engineers who work for SmartMetric under contract are primarily based in Tel Aviv, Israel.  Some software engineering is conducted in Buenos Aires, Argentina.

Corporate History

We were incorporated in the State of Nevada on December 18, 2002 and our principal office is located in Las Vegas, Nevada. Since our inception, we have invested a substantial portion of our efforts and financial resources in the development of our products. We have generated no revenues from the sale of our products and have experienced substantial net operating losses.

Where to Find More Information

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports. These materials are available on the Company’s website at www.smartmetric.com or on the SEC’s web site, http://www.sec.gov. You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Alternatively, you may obtain copies of these filings, including exhibits, by writing or telephoning us at:

SMARTMETRIC

3960 Howard Hughes Parkway, Suite 500

Las Vegas, NV 89109

Attn: Chief Executive Officer

Tel: 702 990 3687

Item 1A.	Risk Factors

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Annual Report, may adversely affect our business, operating results and financial condition. The uncertainties and risks enumerated below as well as those presented elsewhere in this Annual Report should be considered carefully in evaluating us, our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

Risks Related to Our Financial Position and Need to Raise Additional Capital

We have a limited operating history as a company, and may not be able to effectively operate our business.

Our limited staff and operating history means that there is a high degree of uncertainty regarding our ability to:

●	develop our technologies and proposed products;

●	identify, hire and retain the needed personnel to implement our business plan and sell our products;

●	Manage our growth and / or successfully scale our business; or

●	respond to competition.

No assurances can be given as to exactly when, if at all, we will be able to fully develop, and take the necessary steps to derive any revenues from our proposed products.

Raising capital may be difficult as a result of our history of losses and limited operating history in our current stage of development.

When making investment decisions, investors typically look at a company’s management, earnings and historical performance in evaluating the risks and operations of the business and the business’s future prospects. Our history of losses and relatively limited operating history in our current stage of development makes such evaluation, as well as any estimation of our future performance, substantially more difficult. As a result, investors may be unwilling to invest in us or on terms or conditions which are acceptable. If we are unable to secure additional financing, we may need to materially scale back our business plan and/or operations or cease operations altogether.

We are an early-stage company, have no product revenues, are not profitable and may never be profitable.

From inception through June 30, 2017, we have raised approximately $23,000,000 million through the sale of our securities. During this same period, we have recorded an accumulated deficit of approximately $24,346,047 million. Our net losses for the two most recent fiscal years ended June 30, 2017, and 2016 were $1,086,091 and $2,227,324, respectively. No sales and have never generated revenues and we anticipate none will be generated for the foreseeable future. We expect to incur significant operating losses for the foreseeable future as we continue the development of our products. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely source of such additional capital is the sale of our securities. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

To date, we have generated only losses, which are expected to continue for the foreseeable future.

For the years ended June 30, 2017 and 2016, we incurred a net loss of $1,086,091 and $2,227,324, respectively.  We may not be able to achieve expected results, including any guidance or outlook it may provide from time to time.

We may continue to incur losses and may be unable to achieve profitability. We cannot assure you that our net losses and negative cash flow will not accelerate and surpass our expectations nor can we assure you that we will ever generate any net income or positive cash flow.

We may not be able to continue as a going concern if we do not obtain additional financing by December 31, 2017.

Since our inception, we have funded our operations primarily through the sale of our securities. Our cash and cash equivalents balance at June 30, 2017 was $51,695. Based on our current expected level of operating expenditures, we expect to only be able to fund our operations through the second quarter (ending December 31, 2017) of fiscal year ending June 30, 2018, at which time we will need additional capital. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our June 30, 2017 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past December 31, 2017. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

We entered into a royalty and licensing agreement with Chaya Hendrick, our CEO, which requires substantial payments by us on an annual basis and additionally in the event gross revenues are derived, which could harm our financial position.

Pursuant to a licensing and royalty agreement, entered into on September 11, 2017 by the Company and Chaya Hendrick, our founder and CEO, we received a license to certain patents related to our technologies until the expiration of such patents in exchange for the following : (i) Issuance of 200,000 Series B Convertible Preferred Shares, (ii) 5% of gross revenues derived from the sale of products derived from the patents, and (iii) annual payments beginning at $50,000 per annum, increased by 100% of each previous year (offset against 5% gross revenue royalty payments). We believe these patents are instrumental our business plan and if we are unable to make such required payments under the plan, Chaya Hendrick may terminate the agreement, which may materially impact our business plan. Furthermore, there can be no assurances that we will be able to continue to meet our financial obligations under the terms of the agreement unless we are able to raise additional capital through the sale of our securities or derive revenue from some other source.

As of June 30, 2017, we owe Chaya Hendrick, our CEO, $520,848 in deferred salary, of which the failure to pay could result in Chaya Hendrick’s termination of employment, the result of which would materially harm our business.

We currently have not paid $520,848 in salary owed to Chaya Hendrick pursuant to Chaya Hendrick’s employment agreement outstanding with us as of June 30, 2017. While Chaya Hendrick continues to support the Company and continues to operate as its CEO, president and chairman of the Board of Directors, there can be no assurances that this will continue if we fail to back salaries and future salary owed. Additionally, as of July 1, 2017, all prior and future deferred salary owed will bear interest at a rate of 7% per annum. In the event Chaya Hendrick terminates employment for lack of payment, the Company believes such loss would cause irreparable harm to our product development, and would materially harm our business prospects. Additionally, there can be no assurances that Chaya would not attempt to foreclose on our assets in order to satisfy such debt obligations.

Risks Relating to our Stage of Development and Business

Our potential competitors have significantly greater resources than we have, which may make competing difficult.

We compete against numerous companies, many of which have substantially greater resources than we have. Several such competitors have large teams of engineers and scientists that attempt to develop products and technologies similar to ours. Companies such as MaterCard, Visa, Gemalko, Giesecke & Devrient, Oberthur Card Systems, as well as others, have substantially greater financial, research, manufacturing and marketing resources than we do. As a result, such competitors may find it easier to compete in our industry and bring competing products to market.

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

Rapid technological changes could make our services or products less attractive.

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

Sales of our products depend on the development of emerging applications in their target markets and on diversifying and expanding our customer base in new markets and geographic regions, all of which may be financially burdensome or unsuccessful.

Our intent is to market and sell our products primarily to the private sector while addressing emerging applications that have not yet reached a stage of mass adoption or deployment. The market for some of these solutions (electronic biometric fingerprinting) is at an early stage of deployment in the private sector compared to other forms of services that try to identify a person through simpler means (by their name, social security number, etc.) Additionally, we have a strategy of expanding sales of existing products into new geographic markets. Our target market initially will begin in South America and Australia. In the event that we are unable to adequately develop our applications or gain traction in these emerging markets, or that the cost of the foregoing is too great, our business may be harmed.

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

Risks Related to Our Intellectual Property

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

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.

Some or all of our patent applications may not issue as patents, or the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors, if any, may be challenged and subsequently narrowed, invalidated or circumvented. Patent litigation is widespread in our industry and could harm our business. Litigation might be necessary to protect our patent position or to determine the scope and validity of third-party proprietary rights. If we choose to go to court to stop someone else from using the inventions claimed in our patents, that individual or company would have the right to ask the court to rule that such patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and we may not have the required resources to pursue such litigation or to protect our patent rights. In addition, there is a risk that the court might decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court could refuse to stop the other party on the ground that such other party’s activities do not infringe on our rights contained in these patents.

Furthermore, a third party may claim that we are using inventions covered by their patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could materially increase our operating expenses and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court would order us to pay the other party damages for having violated the other party’s patents. It is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications and could further require us to obtain rights to issued patents covering such technologies.

If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference or other proceeding in the U.S. Patent and Trademark Office, or the PTO, or a court to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the capital necessary to continue our operations.

Risks Relating to Market Approval and Government Regulations

We may be unable to comply with our reporting and other requirements under federal securities laws.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the United States Securities and Exchange Commission, or SEC, and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, would be expected to materially increase the Company’s legal and financial compliance costs and make some activities more time-consuming and more burdensome. Presently we qualify as a non-accelerated filer. Accordingly, we are exempt from the requirements of Section 404(b) and our independent registered public accounting firm is not required to audit the design and operating effectiveness of our internal controls and management’s assessment of the design and the operating effectiveness of such internal controls. In the event that we become an accelerated filer, we will be required to expend substantial capital in connection with compliance.

We do not have effective internal controls over our financial reporting.

Because of our limited resources, management has concluded that our internal control over financial reporting may not be effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Effective internal controls over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial and other reports and effectively prevent fraud. If we cannot provide reliable financial or SEC reports or prevent fraud, investors may lose confidence in our SEC reports, our operating results and the trading price of our common stock could suffer materially and we may become subject to litigation.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and will divert time and attention away from revenue generating activities.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team invests significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from developing our business to compliance activities which could have an adverse effect on our business.

Our technology relies on our ability to gain the acceptance and approval of large banking / credit card institutions, the failure to do so may materially harm our business.

In the event that our SmartMetric BioMetric Card does not gain acceptance / approval amongst the large card issuing institutions in the United States and abroad, our cards will not be provided for use to customers. We currently have no plans to open our own bank / credit card issuing institution and accordingly, we plan to rely on our ability to have our products accepted within the banking / credit card industries. Our failure to do so will have a material impact on our ability to generate revenues and continue to operate our business.

Risks Relating to the Development and Manufacturing of Our Products

We currently rely on third party manufacturers and suppliers for certain components of our product; with such parties being, to some extent, outside of our control.

We currently have limited internal manufacturing capability, and intend to rely on third party contract manufacturers or suppliers for the foreseeable future. Accordingly, factors outside of our control may result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our manufacturing and product development plans. Should we be forced to manufacture our proposed products, we cannot give any assurance that we would be able to develop internal manufacturing capabilities. In the event that we seek third party suppliers or alternative manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event could materially impact our business prospects and could delay the development and manufacturing of our products. Moreover, we cannot give any assurance that the contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost-effective manner or in accordance with our specifications.

We have a limited number of suppliers of key components, and may experience difficulties in obtaining components for which there is significant demand, which would materially impact our business prospects.

We rely upon a limited number of suppliers for some key components of our products. Our reliance on a limited number of suppliers may expose us to various risks including, without limitation, an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components we use in our products, such as biometric fingerprint devices and various smart card technologies may at any time be in great demand. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered more significant volumes of those components, or in higher prices being charged for components. Disruption or termination of the supply of components or software used in our products could delay shipments of these products. The following delays / factors from our third party suppliers could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers:

●	Difficulties in staffing;
●	Adequate resources of qualified technicians, engineers/assemblers, and programmers;
●	Potentially adverse tax consequences;
●	Unexpected changes in regulatory requirements;
●	Tariffs and other trade barriers;
●	Export controls;
●	Political and economic instability; and
●	Late delivery of our products.

We utilize third party manufacturing plants for silicon for the manufacturing our products, which, in the event of growth would need to use large quantities of silicon, for which raw material shortages may occur.

While we currently use silicon in our products, and no shortage currently exists of these materials, there can be no assurances that there will not be a shortage in the future, which may materially impact our manufacturing capabilities, growth prospects, and ability to generate revenue in the future.

Risks Related to our Securities

Our board of directors has broad discretion to issue additional securities.

We are authorized under our certificate of incorporation to issue up to 305,000,000 shares consisting of 300,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2017, we have issued and outstanding 226,172,799 shares of common stock and 410,000 shares of Series B Preferred Stock that are convertible into 20,500,000 shares of common stock at the election of the holder. Additionally, we have 20,276,399 shares of common stock reserved upon the exercise of outstanding purchase warrants. Accordingly, as of June 30, 2017 we are entitled to issue up to 33,050,802 additional shares of common stock, and 4,959,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

It is likely that we will issue additional securities to raise capital in order to further our business plans. It is also likely that we will issue additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services. Any issuances could be made at a price that reflects a discount to, or a premium from, the then-current market price of our common stock. These issuances would dilute the percentage ownership interest of our current shareholders, which would have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the net tangible book value per share of our common stock.

Future sales of our common stock could cause our stock price to fall.

Transactions that result in a large amount of newly issued shares become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our common stock. In addition, the lack of a robust trading market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock. If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

During the year ended June 30, 2017 we issued an aggregate of 22,437,633 shares of common stock. All of such common stock will be available for resale pursuant to rule 144 on December 31, 2017, at the latest, provided we continue to comply with our SEC reporting obligations.

As of June 30, 2017, we had 226,172,799 shares of common stock and 410,000 shares of Series B Preferred Stock issued and outstanding (not including 200,000 shares of Series B Preferred Stock issued in September 2017). As of June 30, 2017, we had reserved for issuance (i) 20,500,000 shares of our common stock issuable upon the conversion of 410,000 shares of Series B Preferred Stock and (ii) 20,276,399 shares of our common stock issuable upon exercise of outstanding warrants. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the market price of our common stock appreciates.

If securities or industry analysts do not publish research or reports or if they publish unfavorable research or reports, an active market for our common stock may not develop and the price of our common stock could decline.

We are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we come to the attention of such persons, they may be reluctant to follow or recommend an unproven company such as ours until such time as we became more seasoned and viable. Generally, the trading market for a company’s securities depends in part on the research and reports that securities or industry analysts publish. We currently have limited research coverage by securities and industry analysts. As a consequence, there may be periods of time when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer with significant research coverage. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or if developed, will be sustained, or that current trading levels could be sustained or not diminish. In addition, in the event any analysts downgrades our securities, the price of our shares would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and its trading volume, if any, to decline.

Our common stock may be considered a “penny stock,” and may be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock may be considered a “penny stock.” The principal result or effect of being designated a penny stock is that securities broker-dealers participating in sales of our common stock may be subject to the penny stock regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control or influence over actions requiring stockholder approval.

Our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 33.60% of our outstanding shares of common stock. As a result, these stockholders, acting together, would great influence on the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have strong influence on the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2017 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with the assessment described above, management identified the control deficiencies that represent material weaknesses at June 30, 2017. See “Item 9. Controls and Procedures” for more detailed discussion.

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

Our principal office is located at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109. We currently lease this property at a rate of approximately $1,100 per month We believe that our existing office facility is adequate for our current needs and that additional space will be available if and when needed.

Item 3.	Legal Proceedings.

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to us or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

Item 4.	Mine Safety Disclosures.

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the over-the-counter on the Over-the-Counter (“OTC”) Bulletin Board. The range of high and low bid quotations for the quarters of the last two years ended June 30, 2017 is listed below. The quotations are taken from the OTCQB and OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Low	High
	$	$
Quarter Ended September 30, 2015	0.03	0.15
Quarter Ended December 31, 2015	0.07	0.12
Quarter Ended March 31, 2016	0.02	0.15
Quarter Ended June 30, 2016	0.06	0.15
Quarter Ended September 30, 2016	0.04	0.09
Quarter Ended December 31, 2016	0.06	0.09
Quarter Ended March 31, 2017	0.06	0.16
Quarter Ended June 30, 2017	0.06	0.08

As of September 21, 2017, we had 1,088 shareholders of record of our common stock, including the shares held in street name by brokerage firms.

Dividends

We have never declared or paid any cash dividends on our capital stock and we do not currently anticipate declaring or paying cash dividends on our capital stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the operation and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants, applicable law and other factors that our board of directors may deem relevant. If we do not pay dividends, a return on your investment will occur only if the market price of our common stock appreciates.

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold since July 1, 2014. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof of the Securities Act of 1933, as amended and Regulation D and Regulation S promulgated thereunder, relating to offers of securities by an issuer not involving any public offering. Where not otherwise stated, all warrants have expired.

●	During the three months ended September 30, 2014, the Company sold, for net proceeds of $307,662, units consisting of an aggregate of (i) 4,893,731 shares, (ii) twenty-four month warrants to purchase 1,375,000 shares at $0.70 per share, and (iii) warrants to purchase 724,500 shares at $1.00 per share.

●	During the three months ended December 31, 2014, the Company sold, for net proceeds of $95,750, units consisting of an aggregate of (i) 1,599,994 shares, (ii) twelve month warrants to purchase 1,187,500 shares at $0.70 per share, and (iii) warrants to purchase 598,500 shares at $1.00 per share.

●	During the three months ended March 31, 2015, the Company sold, for net proceeds of $189,557, units consisting of an aggregate of (i) 4,425,000 shares, (ii) twelve month warrants to purchase 2,375,000 shares at $0.70 per share, and (iii) warrants to purchase 1,197,000 shares at $1.00 per share.

●	During the three months ended June 30, 2015, the Company sold, for net proceeds of $212,934, units consisting of an aggregate of (i) 4,362,500 shares, (ii) twelve month warrants to purchase 2,668,750 shares at $0.70 per share, and (iii) warrants to purchase 1,345,050 shares at $1.00 per share.

●	During the three months ended September 30, 2015, the Company sold, for net proceeds of $214,633, units consisting of an aggregate of (i) 2,150,000 shares, (ii) warrants to purchase 2,687,500 shares at $0.70 per share, and (iii) warrants to purchase 1,354,500 shares at $1.00 per share.

●	During the three months ended December 31, 2015, the Company sold, for net proceeds of $261,477, units consisting of an aggregate of (i) 5,242,000 shares, (ii) warrants to purchase 3,276,250 shares at $0.70 per share, and (iii) warrants to purchase 1,651,230 shares at $1.00 per share.

●	During the three months ended March 31, 2016, the Company sold, for net proceeds of $106,771, units consisting of an aggregate of (i) 2,140,000 shares, (ii) warrants to purchase 1,337,500 shares at $0.70 per share, and (iii) warrants to purchase 674,100 shares at $1.00 per share. The warrants expire at various times through January 15, 2018.

●	During the three months ended June 30, 2016, the Company sold, for net proceeds of $378,784, units consisting of an aggregate of (i) 7,590,000 shares, (ii) warrants to purchase 4,743,750 shares at $0.70 per share, and (iii) warrants to purchase 2,390,850 shares at $1.00 per share. The warrants expire at various times through.

●	During the three months ended September 30, 2016, the Company sold, for net proceeds of $155,991, units consisting of an aggregate of (i) 3,130,000 shares, (ii) warrants to purchase 1,956,250 shares at $0.70 per share, and (iii) warrants to purchase 985,950 shares at $1.00 per share. The warrants expire at various times through January 15, 2018.

●	During the three months ended September 30, 2016, the Company issued an aggregate of 1,669,633 shares for consulting services valued at $84,400, based on the stock price at the time of the respective agreements underlying the services provided.

●	During the three months ended December 31, 2016, the Company sold, for net proceeds of $272,904, units consisting of an aggregate of (i) 5,470,000 shares, (ii) warrants to purchase 3,418,750 shares at $0.70 per share, and (iii) warrants to purchase 1,723,050 shares at $1.00 per share. The warrants expire at various times through January 31, 2018.

●	During the three months ended December 31, 2016, the Company issued an aggregate of 5,000,000 shares for consulting services valued at $550,000 based on the stock price at the time of the respective agreements underlying the services provided.

●	During the three months ended March 31, 2017, the Company sold, for net proceeds of $127,247.50, units consisting of an aggregate of (i) 2,550,000 shares, (ii) warrants to purchase 1,593,750 shares at $0.70 per share, and (iii) warrants to purchase 803,250 shares at $1.00 per share. The warrants expire at various times through September 27, 2018.

●	During the three months ended March 31, 2017, the Company issued an aggregate of 2,423,000 shares of common stock for consulting services valued at $283,955, based on the stock price at the time of the respective agreements underlying the services provided.

●	During the three months ended June 30, 2017, the Company sold, for net proceeds of $242,157, units consisting of an aggregate of (i) 7,450,000 shares, (ii) warrants to purchase 3,031,250 shares at $0.70 per share, and (iii) warrants to purchase 1,527,750 shares at $1.00 per share. The warrants expire at various times through October 20, 2018.

●	On September 11, 2017, we received a license to certain patents from Chaya Hendrick, our founder and CEO, related to our technologies until the expiration of the patents. As consideration, we issued Chaya Hendrick, or her assigns, (i) 200,000 shares of Series B Convertible Preferred Stock, (ii) a royalty equal to 5% of gross revenues derived from products sold related to the patents, and (iii) certain minimum required payments beginning at $50,000 and doubling each year thereafter. The Series B Preferred Shares may be converted at the election of holder on a basis for 50 common shares for each preferred share at any time or an aggregate of 10,000,000 common shares in exchange for all 200,000 preferred shares.

Item 6.	Selected Financial Data.

Not Applicable as we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the year ended June 30, 2017 and June 30, 2016.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

Company Overview

Business

SmartMetric, Inc. was incorporated pursuant to the laws of Nevada on December 18, 2002. “SmartMetric is a development stage company engaged in the technology industry. SmartMetric’s main products are a fingerprint sensor activated payments card and security card with a finger sensor and fully functional fingerprint reader embedded inside the card. The SmartMetric biometric cards have a rechargeable battery allowing for portable biometric identification and card activation. This card is referred to as a biometric card or the SmartMetric Biometric Card.”

To date, we have devoted a substantially all of our efforts and financial resources to the development of our SmartMetric BioMetric Card. Since our inception in 2002, we have generated no revenue from product sales and have funded our operations principally through the private sales of our equity securities. We have never been profitable and, as of June 30, 2017, we had an accumulated deficit of approximately $24,346,047. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our technologies and advance them to market.

Our cash and cash equivalents balance at June 30, 2017 was approximately $51,695, representing 42.6% of total assets. Notwithstanding our recent capital raises, based on our current expected level of operating expenditures, we expect to be able to fund our operations into the quarter beginning January 1, 2018. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

We anticipate raising additional cash through the private or public sales of equity or debt securities to continue to fund our operations and the development of our technologies. There is no assurance that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop our ongoing clinical trials, cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding from any source.

Going Concern

Our auditors’ report on our June 30, 2017 financial statements expressed an opinion that there is a substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States, which requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. We base these significant judgments and estimates on historical experience and other applicable assumptions we believe to be reasonable based upon information presently available. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Actual results could materially differ from our estimates under different assumptions, judgments or conditions.

All of our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our financial statements, included elsewhere in this annual report. We have identified the following as our significant accounting policies and estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from those estimates.

Cash and Equivalents - Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

Research and Development Costs - Research and development costs are charged to expense as incurred. Our research and development expenses consist primarily of expenditures for toxicology and other studies, manufacturing, clinical trials, compensation and consulting costs.

Result of Operations

Year Ended June 30, 2017 Compared to the Year Ended June 30, 2016

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the years ending June 30, 2017 and 2016. We do not anticipate generating any revenues during the year ending June 30, 2018. Net loss for the years ended June 30, 2017 and 2016 were $1,086,091 and $2,227,324, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $1,159,416 and $2,227,324 during the years ended June 30, 2017 and 2016, respectively.  The decrease in operating expenses is the result of the following factors.

	Year Ended June 30,		Change in 2017 Versus 2016
	2017	2016	$	%

Operating Expenses
Research and development	$196,454	$176,741	$19,713	11.2%
General and administrative	772,962	1,860,583	(1,087,621)	(58.4)%
Total operating expense	$969,416	$2,037,324	$(1,067,908)	(52.4)%

Research and Development

Research and development expenses totaled $196,454 and $176,741 for the years ended June 30, 2017 and 2016, respectively. The increase of $19,713, or 11.2%, in 2017 compared to 2016 was primarily attributable to an increase in engineering costs.

Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $772,962 and $1,860,583 for the years ended June 30, 2017 and 2016, respectively. The decrease of $1,087,621 or 58.4%, in 2017 compared to 2016 was primarily the result of a decrease in consulting expenses.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of approximately $24,346,047 as of June 30, 2017 and anticipate that we will continue to incur additional losses for the foreseeable future. Through June 30, 2017, we have funded our operations through the private sale of our equity securities and exercise of options and warrants, resulting in gross proceeds of approximately $23 million. Cash and cash equivalents at June 30, 2017 were $51,695.

Our auditors’ report on our June 30, 2017 financial statements expressed an opinion that there is a substantial doubt about our ability to continue as a going concern.

We are actively seeking sources of financing to fund our continued operations and research and development programs. To raise additional capital, we may sell shares of equity or debt securities. There can be no assurance that we will be able to complete any financing transaction in a timely manner or on acceptable terms or otherwise. If we are not able to raise additional cash, we may be forced to further delay, curtail, or cease development of our product candidates, or cease operations altogether.

	Year Ended Ended June 30,
	2017	2016

Cash at beginning of period	$138,823	$44,516
Net cash used in operating activities	(885,427)	(786,489)
Net cash used in investing activities	—	—
Net cash provided by financing activities	798,299	880,796
Cash at end of period	$51,695	$138,823

Net Cash Used in Operating Activities

Net cash used in operating activities was $885,427 and $786,489 for the years ended June 30, 2017 and 2016, respectively. The increase of $98,938 in cash used during 2017 compared to 2016 was primarily attributable to higher consulting and legal expenses.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for years ended June 30, 2017 and 2016, respectively.

Net Cash Provided by Financing Activities

During the year ended June 30, 2017, we received net proceeds of $798,299 from the sales of our securities, compared to $880,796 for the year ended June 30, 2016. The decrease was due to reduced private placement sales. We are actively seeking sources of financing to fund our continued operations and research and development programs.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended June 30, 2017 and 2016, together with the reports of the independent registered public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective April 20, 2017, we dismissed Daszkal Bolton, LLP as our independent registered public accounting firm. Effective April 20, 2017, we retained AMC Auditing, LLC as our new independent registered public accounting firm.

During the two most recent fiscal years, and any subsequent interim period preceding the dismissal of Daszkal Bolton, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Daszkal Bolton, would have caused it to make reference to the subject matter of disagreement(s)s in connection with its report.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with section 404 of the Sarbanes-Oxley of 2002 (“section 404”). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2017, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions. Management believes that these deficiencies amount to a material weakness. Therefore, our internal controls over financial reporting were ineffective as of June 30, 2017.

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

We believe that the foregoing steps will remediate the deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. However, as of June 30, 2017, these steps have not been completed.

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

Our management is aware of the material weaknesses in our internal control over financial reporting, and has acknowledged the increased possibility of errors existing in our financial statements as of June 30, 2017. The reportable conditions and other areas of internal control over financial reporting identified by us as needing improvement have cause an increased possibility of a material misstatement of our financial statements, however we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission. Accordingly, while we believe that our financial controls were ineffective, we do not believe there to be any material misstatements in our financial statements at June 30, 2017.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Controls

Management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

Changes in Internal Controls

During the fiscal year ended June 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

Item 9B.  Other Information.

On September 11, 2017, we entered into a licensing and royalty agreement with Chaya Hendrick, our founder and CEO, whereby we received a license to certain patents related to our technologies until the expiration of such patents in exchange for the following : (i) the Issuance to Chaya Hendrick of 200,000 Series B Convertible Preferred Shares, (ii) the payment of 5% of gross revenues derived from the sale of products derived from the patents in the future, and (iii) annual payments beginning at $50,000 per annum, increased by 100% of each previous year (offset against 5% gross revenue royalty payments) for the duration of the term of the agreement. The agreement continues until (i) the terms of the licensed patents expire, (ii) we terminate the agreement with notice to Chaya Hendrick, or (iii) Chaya Hendrick terminates the agreement pursuant to a material breach of our duties or payments contained thereunder.

On July 1, 2017, we entered into an employment agreement with Chaya Hendrick, our CEO. Pursuant to the terms of the agreement Chaya Hendrick will receive (i) an annual salary of $190,000 per annum, adjusted at the end of each year at the discretion of the board of directors, but at minimum an increase of 10% annually; additionally, any unpaid salary during this and prior employment agreements shall bear a cumulative interest rate of 7% per annum; and (ii) an incentive management fee equal to $50,000 and increasing by 25% per annum upon manufacturing of the Company’s first product. Chaya Hendrick will additionally receive other customary vacation, holiday and insurance commensurate with the Company’s past policies and practices as well as an automobile allowance of an automobile of a gross purchase price not to exceed $60,000, replaceable at minimum, every two years. The agreement may only be terminated by the Company for cause, and in such case, the Company will be obligated to pay an additional $350,000 in severance.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the heading “Directors, Executive Officers and Corporate Governance” in our 2017 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2017 Annual Meeting of Shareholders (“2017 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the headings “Director Compensation” and “Executive Compensation” of our 2017 Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth under the headings “Beneficial Owners of Shares of Common Stock” and “Equity Compensation Plan Information” of our 2017 Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the heading “Certain Relationships and Related Transactions” of our 2017 Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth under the heading “Independent Registered Public Accounting Firm” of our 2017 Proxy Statement and is incorporated herein by reference.

Item 15.	Exhibits, Financial Statements Schedules

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor;

●	and were made only as of specified dates contained in the agreements and are subject to later developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time, and investors should not rely on them as statements of fact.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Date: October 13, 2017	By:	/s/ C Hendrick
C. Hendrick
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C Hendrick	Chief Executive Officer and Director (principal executive officer)	October 13, 2017
C. Hendrick

/s/ Jay Needelman	Chief Financial Officer (principal financial and accounting officer) and Director	October 13, 2017
Jay Needelman

/s/ Elizabeth Ryba	Director	October 13, 2017
Elizabeth Ryba

SMARTMETRIC INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017 AND 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Smartmetric, Inc.

We have audited the accompanying balance sheet of Smartmetric, Inc. as of June 30, 2017 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended June 30, 2017. Smartmetric, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smartmetric, Inc. as of June 30, 2017, and the results of its operations and its cash flows for the year ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenues, has negative working capital at June 30, 2017, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

October 12, 2017

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

/s/ Daszkal Bolton LLP

Boca Raton, Florida

September 28, 2016

SMARTMETRIC, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30,	June 30,
	2017	2016

Assets
Current assets:
Cash	$51,695	$138,823
Receivables	10,400	—
Prepaid expenses and other current assets	59,327	14,417

Total current assets	121,422	153,240

Other assets:

Total assets	$121,422	$153,240

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$616,897	$656,587
Liability for stock to be issued	319,118	1,206,268
Deferred Officer salary	520,848	394,181
Accrued interest payable	971	—
Shareholder loan	4,800	22,300

Total current liabilities	1,462,634	2,279,336

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 410,000 and 410,000 shares issued and outstanding	410	410
Common stock, $.001 par value; 300,000,000 shares authorized, 226,172,799 and 203,735,166 shares issued and outstanding , respectively	226,173	203,735
Additional paid-in capital	22,778,252	20,924,635
Accumulated deficit	(24,346,047)	(23,254,876)

Total stockholders’ deficit	(1,341,212)	(2,126,096)

Total liabilities and stockholders’ deficit	$121,422	$153,240

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
Consolidated Statements Of Operations

	Twelve Months	Twelve Months
	Ended	Ended
	June	June
	30,	30,
	2017	2016

Revenues	$—	$—

Expenses:
Officer’s salary	190,000	190,000
Other general and administrative	772,962	1,860,583
Research and development	196,454	176,741

Total operating expenses	1,159,416	2,227,324

Loss from operations before income taxes	(1,159,416)	(2,227,324)
Gain on accounts payable settlement	74,296	—
Interest expense	(971)	—
Income taxes	—	—

Net loss	$(1,086,091)	$(2,227,324)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	217,274,788	192,882,517

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
Consolidated Statements Of Cash Flows

	Twelve Months	Twelve Months
	Ended	Ended
	June	June
	30,	30,
CASH FLOWS FROM OPERATING ACTIVITIES	2017	2016
Net loss	$(1,086,091)	$(2,227,324)

Adjustments to reconcile net loss to net cash used in operating activities:

Common stock and warrants issued and issuable for services	185,525	1,019,069

Changes in assets and liabilities
Increase in prepaid expenses and other current assets	(55,310)	70,000
Decrease in advances to shareholder	(17,500)	8,340
(Decrease) increase in accounts payable and accrued expenses	(39,690)	216,760
Increase in deferred officer’s salary	126,667	126,666
Increase in accrued interest payable	972	—

Net cash used in operating activities	(885,427)	(786,489)

CASH FLOWS FROM INVESTING ACTIVITIES
	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	798,299	961,665
Liability for stock to be issued	—	(80,869)

Net cash provided by financing activities	798,299	880,796

NET (DECREASE) IN
CASH	(87,128)	94,307

CASH
BEGINNING OF YEAR	138,823	44,516

END OF YEAR	$51,695	$138,823
Interest	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of preferred stock and reduction of additional paid in capital for patent	$—	$—
Conversion of Series B Convertible Preferred Stock to Common Stock	$—	$—

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Changes In Stockholders’ Equity (Deficit)

			Class A		Common		Additional
	Preferred Stock		Common Stock		Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance June 30, 2015	410,000	$410	—	$—	186,407,814	$186,408	$19,865,824	$(21,027,553)	$(974,911)

Shares issued of common stock and warrants for services rendered	—	—	—	—	1,044,520	1,044	103,570	—	104,614

Shares issued of common stock and warrants for cash	—	—	—	—	16,282,832	16,283	955,241	—	971,524

Net loss for the period	—	—	—	—	—	—	—	(2,227,324)	(2,227,324)

Balance June 30, 2016	410,000	$410	—	$—	203,735,166	203,735	20,924,635	(23,254,876)	$(2,126,096)

Shares issued of common stock and warrants for services rendered	—	—	—	—	9,352,633	9,352	1,200,802	—	1,210,154

Shares issued of common stock and warrants for cash	—	—	—	—	13,085,000	13,085	652,815	—	665,900

To adjust for prior year expense	—	—	—	—	—	—	—	(5,080)

Net loss for the period	—	—	—	—	—	—	—	(1,086,091)	(1,086,091)

Balance June 30, 2017	410,000	$410	—	$—	$226,172,799	$226,173	$22,778,252	$(24,346,047)	$(1,341,212)

See notes to consolidated financial statements.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

SmartMetric, Inc. (the “Company” or “SmartMetric”) was incorporated in the State of Nevada on December 18, 2002. SmartMetric’s main product is a fingerprint sensor-activated card with a finger sensor onboard the card and a built-in rechargeable battery for portable biometric identification. This card may be referred to as a biometric card or the SmartMetric Biometric Datacard.   SmartMetric has completed development of its card along with pre-mass manufacturing cards but has not yet begun to mass manufacture the biometric fingerprint activated cards.

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $1,086,091 and $2,227,324 for the years ended June 30, 2017 and 2016 respectively, and has incurred a cumulative loss of $24,346,047 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at June 30, 2017 and 2016.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of June 30, 2017 no accrual for uncertain income tax positions is necessary.

Advertising Costs

The Company expenses advertising costs as incurred.

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  The calculation of diluted earnings per share (“EPS”) includes consideration of dilution arising from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents were not included in the computation of diluted earnings per share on the consolidated statement of operations due to the fact that the Company reported a net loss and to do so would be anti-dilutive for the periods presented.

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

Prepaid expenses represent the unexpired terms of various consulting agreements and expire through June 2017, as well as advance rental payments.  These consulting agreements were entered into for the issuance of common stock and warrants and were valued based on the stock price or computed warrant value at the time of the respective agreement.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -	COMMITMENTS

Lease Agreement

The Company utilizes office in Las Vegas, NV on a short-term lease basis. The Company’s main office is located in Las Vegas, NV. Rent expense for the years ended June 30, 2017 and 2016 was $35,880 and $33,689, respectively.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $4,800 and $22,300 as of June 30, 2017 and 2016, respectively. These advances bear interest at 5.00% per annum.

As of June 30, 2017 and June 30, 2016, the Company has accrued the amounts of $520,848 and $394,181, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2017, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 410,000 shares issued and outstanding.

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

In consideration for the assignment of the Patent, the Company issued 200,000 shares of Series B Convertible Preferred Stock. ACI may only convert these shares into common shares (in accordance with the conversion terms noted herein) upon delivering to the Company, a third-party valuation of the assigned Patent conducted by a nationally qualified accounting firm or IP law firm mutually agreed upon between the Company and ACI, indicating that such Patent is valued at a minimum of $1,000,000.

On November 12, 2012, the Company issued 200,000 shares of its Series B Convertible Preferred Stock to ACI in consideration for ACI’s patent relating to the Medical Keyring Device.

In July 2013, ACI elected to convert 190,000 shares of Series B Convertible Preferred Stock, issued in 2012, into 9,500,000 shares of the Company’s common stock.

During September 2013, the Company acquired license rights to ACI’s BioCentric Cloud Device technology in consideration of the Company’s issuance to ACI of 200,000 shares of its Series B Convertible Preferred Stock. Effective November 5, 2014, the Company increased the number of preferred shares designated as Series B, and accordingly, the shares were issued to ACI on November 10, 2014.

In accordance with Staff Accounting Bulletin (“SAB”) topic 5G “Transfers of Non-Monetary Assets by Promoters and Shareholders” the Company recorded these transactions at ACI’s carrying basis of the Patents, which was $0.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Class A Common Stock

As of June 30, 2017, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock and Warrants

The Company was incorporated on December 18, 2002, with 45,000,000 authorized shares of Common Stock, par value $0.001. The articles of incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 common shares, again in 2009 to increase the number of authorized shares to 200,000,000 common shares, and again on June 8, 2016 to increase the number of authorized common shares to 300,000,000.

As of June 30, 2017, the Company had 226,172,799 shares of common stock issued and outstanding.

During the three months ended September 30, 2015, the Company sold, for net proceeds of $214,633, units consisting of an aggregate of (i) 2,150,000 shares, (ii) warrants to purchase 2,687,500 shares at $0.70 per share, and (iii) warrants to purchase 1,354,500 shares at $1.00 per share.

During the three months ended December 31, 2015, the Company sold, for net proceeds of $261,477, units consisting of an aggregate of (i) 5,242,000 shares, (ii) warrants to purchase 3,276,250 shares at $0.70 per share, and (iii) warrants to purchase 1,651,230 shares at $1.00 per share.

During the three months ended March 31, 2016, the Company sold, for net proceeds of $106,771, units consisting of an aggregate of (i) 2,140,000 shares, (ii) warrants to purchase 1,337,500 shares at $0.70 per share, and (iii) warrants to purchase 674,100 shares at $1.00 per share. The warrants expire at various times through January 15, 2018.

During the three months ended June 30, 2016, the Company sold, for net proceeds of $378,784, units consisting of an aggregate of (i) 7,590,000 shares, (ii) warrants to purchase 4,743,750 shares at $0.70 per share, and (iii) warrants to purchase 2,390,850 shares at $1.00 per share. The warrants expire at various times through.

During the three months ended September 30, 2016, the Company sold, for net proceeds of $155,991, units consisting of an aggregate of (i) 3,130,000 shares, (ii) warrants to purchase 1,956,250 shares at $0.70 per share, and (iii) warrants to purchase 985,950 shares at $1.00 per share. The warrants expire at various times through January 15, 2018.

During the three months ended September 30, 2016, the Company issued an aggregate of 1,669,633 shares for consulting services valued at $84,400, based on the stock price at the time of the respective agreements underlying the services provided.

During the three months ended December 31, 2016, the Company sold, for net proceeds of $272,904, units consisting of an aggregate of (i) 5,470,000 shares, (ii) warrants to purchase 3,418,750 shares at $0.70 per share, and (iii) warrants to purchase 1,723,050 shares at $1.00 per share. The warrants expire at various times through January 31, 2018.

During the three months ended December 31, 2016, the Company issued an aggregate of 5,000,000 shares for consulting services valued at $550,000 based on the stock price at the time of the respective agreements underlying the services provided.

During the three months ended March 31, 2017, the Company sold, for net proceeds of $127,247.50, units consisting of an aggregate of (i) 2,550,000 shares, (ii) warrants to purchase 1,593,750 shares at $0.70 per share, and (iii) warrants to purchase 803,250 shares at $1.00 per share. The warrants expire at various times through September 27, 2018.

During the three months ended March 31, 2017, the Company issued an aggregate of 2,423,000 shares of common stock for consulting services valued at $283,955, based on the stock price at the time of the respective agreements underlying the services provided.

During the three months ended June 30, 2017, the Company sold, for net proceeds of $242,157, units consisting of an aggregate of (i) 7,450,000 shares, (ii) warrants to purchase 3,031,250 shares at $0.70 per share, and (iii) warrants to purchase 1,527,750 shares at $1.00 per share. The warrants expire at various times through October 20, 2018.

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

Warrant Activity:

As of June 30, 2017 and 2016, the following is a breakdown of the activity:

June 30, 2017:

Outstanding - beginning of year	12,540,199
Issued	15,040,000
Exercised	—
Expired	(7,303,800)

Outstanding - end of year	20,276,399

June 30, 2016:

Outstanding - beginning of year	29,475,626
Issued	21,415,680
Exercised	—
Expired	(38,351,107)

Outstanding - end of year	12,540,199

At June 30, 2017, all of the 20,276,399 warrants are vested, 16,976,399 warrants expire at various times through October 2018, 3,000,000 warrants expire in September 2019, and 300,000 warrants expire in July 2020.

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

At June 30, 2017 and 2016, deferred tax assets consist of the following:

	2017	2016
Net operating loss carryforward	$6,779,967	$6,544,717
Warrant issuances	-	192,990
Deferred officer compensation	177,088	134,022
Other	1,281	1,632
Valuation allowance	(6,958,336)	(6,873,361)
	$-	$-

A reconciliation of the activity related to the liability for gross unrecognized tax benefits related to uncertain tax positions during fiscal 2017 and 2016 is as follows:

	Year ended June 30,
	2017	2016
Balance as of beginning of fiscal year	$192,990	$0
Increases (decreases) related to current and prior year positions	(192,990)	192,990
Balance as of June 30,	$0	$192,990

SMARTMETRIC INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -         INCOME TAXES (CONTINUED)

At June 30, 2017, the Company had a net operating loss carryforwards in the amount of approximately $19.9 million available to offset future taxable income through 2036, which will begin to expire in 2022. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended June 30, 2017 and 2016 is summarized as follows:

	2017	2016
Tax on income before income tax	34.00%	34.00%
Effect of non-temporary differences	(0.04)%	(0.05)%
Effect of prior year items	-%	-%
Effect of temporary differences	-%	(0.33)%
Change in valuation allowance	(33.96)%	(33.62)%
	0.00%	0.00%

The total amount of unrecognized tax benefits can change due to tax examination activities, lapse of applicable statutes of limitations and the recognition and measurement criteria under the guidance related to accounting for uncertainty in income taxes.  The Company does not believe any significant increases or decreases will occur within the next twelve months.

The Company files income tax returns in the United States ("U.S.") federal jurisdiction.  Generally, the Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years prior to 2013.  The Company does not file in any other jurisdiction and remains open for audit for all tax years as the statute of limitations does not begin until the returns are filed.

NOTE 7 -	LITIGATION

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business.   We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

NOTE 8 -	SUBSEQUENT EVENTS

On September 11, 2017, we received a license to certain patents from Chaya Hendrick, our founder and CEO, related to our technologies until the expiration of the patents. As consideration, we issued Chaya Hendrick, or her assigns, (i) 200,000 shares of Series B Convertible Preferred Stock, (ii) a royalty equal to 5% of gross revenues derived from products sold related to the patents, and (iii) certain minimum required payments beginning at $50,000 and doubling each year thereafter. The Series B Preferred Shares may be converted at the election of holder on a basis for 50 common shares for each preferred share at any time or an aggregate of 10,000,000 common shares in exchange for all 200,000 preferred shares.

On July 1, 2017, we entered into an employment agreement with Chaya Hendrick, our CEO. Pursuant to the terms of the agreement Chaya Hendrick will receive (i) an annual salary of $190,000 per annum, adjusted at the end of each year at the discretion of the board of directors, but at minimum an increase of 10% annually; additionally, any unpaid salary during this and prior employment agreements shall bear a cumulative interest rate of 7% per annum; and (ii) an incentive management fee equal to $50,000 and increasing by 25% per annum upon manufacturing of the Company’s first product. Chaya Hendrick will additionally receive other customary vacation, holiday and insurance commensurate with the Company’s past policies and practices as well as an automobile allowance of an automobile of a gross purchase price not to exceed $60,000, replaceable at minimum, every two years. The agreement may only be terminated by the Company for cause, and in such case, the Company will be obligated to pay an additional $350,000 in severance.

INDEX TO EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Articles of Incorporation of SmartMetric, Inc. filed 12/18/02		SB-2	3.1	333-118801	9/3/04

3.02(i)	Amendment to Articles of Incorporation dated 12/11/09		8-K	3.1	333-118801	12/18/09

3.03(i)	Amendment to Articles of Incorporation dated June 8, 2016		10-K	3.5	000-54853	9/28/16

3.04(i)	Certificate of Designation of Series B Preferred Stock		8-K	3.2	333-118801	12/18/09

3.05(i)	Amendment to Certificate of Designation of Series B Preferred Stock dated 11/5/14		10-Q	3.1	000-54853	11/14/14

3.06(i)	Amendment to Certificate of Designation of Series B Preferred Stock dated 6/8/16		10-K	3.4	000-54853	9/28/16

3.07(ii)	Amended and Restated Bylaws of SmartMetric		8-K	3.1	000-54853	4/26/16

4.01	Common Stock Certificate Specimen		SB-2	4.1	333-118801	9/3/04

4.02	Form of Warrant issued to May 2013 Investor		8-K	4.1	000-54853	5/28/13

4.03	Form of Warrant issued to investors between 2015 – 2017	*

10.01**	Assignment and Assumption Agreement dated 11/12/12 with Applied Cryptography		8-K	10.1	000-54853	11/16/12

10.02	Subscription Agreement with May 2013 Investor		8-K	10.1	000-54853	5/28/13

10.03**	Employment Agreement dated July 1, 2012 with Chaya Hendrick and Addendum dated 9/30/15		8-K	10.8	000-54853	10/5/15

10.04**	Assignment and Assumption dated 9/3/13 with Applied Cryptography	*

10.05	Form of Securities Purchase Agreement with investors used between 2015 - 2017	*

10.06**	Employment Agreement with Chaya Hendrick dated July 1, 2017	*

10.07**	Issued Patent License and Royalty Agreement dated 9/11/17 with Chaya Hendrick	*

14.01	SmartMetric Code of Ethics		SB-2	16.1	333-118801	9/3/04

21.01	Subsidiaries of the Registrant		S-B/A	21.1	333-118801	2/3/05

23.01	Consent of AMC Auditing, LLC *

31.1/ 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1/ 32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Filed herein

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.