Form 10-K/A
period 2017-06-30
SmartMetric, Inc.
filed 2017-10-27
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to_______________________________

Commission File Number: 000-54853

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the SmartMetric, Inc. (“Company”) Annual Report on form 10-K for the fiscal year ending June 30, 2017, as filed with the Securities and Exchange Commission (“SEC”) on October 13, 2017 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was not included in the Original Filing, as the Company will not be filing a definitive proxy statement within 120 days after the end of our fiscal year ended June 30, 2017. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No.1 on Form 10-K/A.

Except as described above, no other changes have been made to the Original Filing. The Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No.1 should be read in conjunction with the Company’s filings with the SEC subsequent to the date of the Original Filing.

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

Name	Age	Position with the Company
Chaya Hendrick	61	President, Chief Executive Officer and Chairman of the Board
Jay M. Needelman, CPA	49	Chief Financial Officer, Director
Elizabeth Ryba	66	Director

CHAYA HENDRICK, age 61, has been President, Chief Executive Officer and Chair of the Board of Directors of SmartMetric since the Company’s inception in 2002.  C. Hendrick prevously served as President and CEO of Smart Micro Chip, Inc., an Australian corporation from 2000 to 2002. From 1999 to 2001, C. Hendrick was President and Chief Executive Officer of Smarticom Inc. and Fast Econ, Inc., Australian corporations. From 1994 to 1998, C. Hendrick served as executive officer of Applied Computing Science (Australia), an Australian company involved in e-commerce systems, research and development. C. Hendrick attended Dandenong College in Australia. In evaluating C. Hendrick’s specific experience, qualifications, attributes and skills in connection with appointment to our board, we took into account her knowledge of our technologies and past experiences working with companies in our competitive fields, and strong business development background and her past experience and relationships in technology companies.

JAY M.  NEEDELMAN, CPA, age 49, has been the Chief Financial Officer for SmartMetric since July 2004 and a director of SmartMetric since 2004.  Mr. Needelman has over 25 years of experience in public accounting.  A 1991 graduate of Florida State University in Tallahassee, Fl, Mr. Needelman began his career in public accounting in Miami, FL, in 1991.  After working for two different firms, Mr. Needelman founded his own firm in late 1992. In evaluating Jay Needelman’s specific experience, qualifications, attributes and skills in connection with appointment to our board, we took into account his knowledge of our financial and corporate history and past experiences working with companies of our size, as well as experience in public company accounting and finance.

ELIZABETH RYBA, age 66, has been a director of SmartMetric since April 5, 2006. Ms. Ryba has over 19 years of experience in the credit card industry. She was a promotion director at Hearst Publishing from 2002 through 2005. Between 2001 and 2004, Ms. Ryba was a consultant at Stratus Rewards Credit Cards where she launched a Visa Luxury credit card where points were redeemable on private jets. Between 2000 and 2001, Ms. Ryba worked as a Marketing Consultant for SpaFinder. In 1991 through 1999 Ms. Ryba worked at Master Card where she launched a SmartCard in Australia Ms. Ryba received her M.S. in Marketing from the University of Illinois, and her B.A. in English from the State University of New York at Stony Brook. In evaluating Elizabeth Ryba’s specific experience, qualifications, attributes and skills in connection with appointment to our board, we took into account Ryba’s knowledge of our industry and competitive companies, past experiences working with companies in the credit card industry, and relationships with credit card companies.

Family Relationships

There are no family relationships among officers or directors of the Company.

Committees of the Board

Our board of directors does not currently have any committees and as such the Board as a whole carries out the functions of audit, nominating and compensation committees due to our limited size, resources and due to the fact that we only have only one full time employee.  The board of directors has determined that the functions of such committees will be undertaken by the entire board.

Audit Committee

We currently do not have an acting audit committee, and our Board of Directors currently acts as our audit committee.

Audit Committee Financial Expert

We do not have an audit committee and thus do not have an audit committee financial expert.

Director Independence

For purposes of determining independence, we have adopted the definition of “independence” contained in the NASDAQ Market Place Rules.  Pursuant to the definition, the company has determined that Elizabeth Ryba qualifies as independent.

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

Compliance with Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2017, there were no failures to file such forms in a timely fashion.

Item 11.  Executive Compensation.

Summary Compensation Table

The table below sets forth, for the fiscal years ended June 30, 2017 and 2016, the compensation earned by each person acting as our Chief Executive Officer and Chief Financial Officer. The Company’s only employee is our Chief Executive Officer.

Name and Principal Position	Fiscal Year Ended	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
C. Hendrick (President, Chief Executive Officer, Chairman of the Board (1)	2017	$63,333	(2)	-0-	-0-	-0-	-0-	-0-	$126,667	(4)	$190,000
C. Hendrick (President, Chief Executive Officer, Chairman of the Board (1)	2016	$63,333	(3)	-0-	-0-	-0-	-0-	-0-	$126,667	(5)	$190,000

Jay Needelman (Chief and Principal Financial Officer, Director) (2)	2017	$15,000		-0-	-0-	-0-	-0-	-0-	-0-		$15,000
Jay Needelman (Chief and Principal Financial Officer, Director) (6)	2016	$15,000		-0-	-0-	-0-	-0-	-0-	-0-		$15,000

(1)	C. Hendrick has been President, Chief Executive Officer and director of the Company since inception. Compensation Table does not include the issuance of 200,000 shares of Series B Preferred Stock issued pursuant to an addendum to Chaya Hendrick’s employment agreement entered into on 9/30/2015. Each share of Series B Preferred Stock is convertible into 50 shares of Common Stock. C. Hendrick also has a car allowance in her employment agreement which Executive has forgone for the years ended June 30, 2017 and 2016.

(2)	The Company paid Chaya Hendrick $63,333 for the year ended June 30, 2017 out of her total aggregate salary of $190,000, with the remainder being accrued but unpaid. As of June 30, 2017, the Company has accrued $520,848 of unpaid salary, which includes previously accrued but unpaid salary for periods not covered under this Summary Compensation Table.

(3)	The Company paid Chaya Hendrick $63,333 for the year ended June 30, 2016 out of her total aggregate salary of $190,000, with the remainder being accrued but unpaid. As of June 30, 2016, the Company has accrued $394,181 of unpaid salary, which includes previously accrued but unpaid salary for periods not covered under this Summary Compensation Table.

(4)	Includes $126,667 in accrued but unpaid salary for the year end June 30, 2017. As of June 30, 2017, the Company has accrued $520,848 of unpaid salary, which includes previously accrued but unpaid salary for periods not covered under this Summary Compensation Table.

(5)	Includes $126,667 in accrued but unpaid salary for the year end June 30, 2016. As of June 30, 2016, the Company has accrued $394,181 of unpaid salary, which includes previously accrued but unpaid salary for periods not covered under this Summary Compensation Table.

(6)	Jay Needelman has served as our outside Chief Financial Officer since 2007. Jay Needelman receives annual compensation of $15,000 for his services as Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year End

None.

Chaya Hendrick Employment

Previous Employment Agreement

On July 1, 2012, the Company entered into an employment agreement (the “Prior Agreement”) with C. Hendrick, the Company’s Chief Executive Officer (“Executive”) that expired on July 1, 2017. Pursuant to the Prior Agreement, Executive received an annual base salary of $190,000 per year. Executive was also entitled to receive a management fee equal to $50,000 per year beginning with the Company’s fiscal year ended June 30, 2012 and each fiscal year thereafter during the term of the Agreement provided that the Company has manufactured its first product. This fee was to increase by 25% per annum at the conclusion of each calendar year and was based on the continued manufacturing and sales of products by the Company. As of the end of the term of the Prior Agreement, no compensation was paid pursuant to this management fee.

Executive was also entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. The Company also provided Executive with the use of an automobile of Executive’s choice at a purchase price not to exceed $60,000. Executive’s employment with the Company was subject to termination at any time, with cause, as such terms are defined in the Prior Agreement.

Severance

The Prior Agreement may be terminated on 30 days notice by Executive but may only be terminated by the Company for “cause.” In the event that Executive’s employment was terminated by the Company, Company was obligated to pay to Executive an amount equal to $350,000 plus salary remaining on the term of the Prior Agreement.

Addendum to Prior Agreement

On September 30, 2015, the Company and Executive entered into an Addendum to the Agreement (the “Addendum”) pursuant to which in consideration for the issuance of 200,000 shares of the Company’s series B preferred stock (“Series B Shares”), the Executive granted the Company the first right to purchase or license any patents (the “Patent Option”) relating to “Smartcards” which the Executive (i) shall apply for with the relevant patent authorities during the term of the Agreement, and (ii) are currently applied for with the relevant patent authorities or pending as of the date of the Prior Agreement (the “Patent Rights”). In exchange for the Patent Option the Company agrees, during the term of the Prior Agreement, to pay for any fees and/or expenses related to the application for the Executive’s Patent Rights with the relevant patent authorities, including, but not limited to, legal or filing fees. If, upon the Company’s receipt of notice of any Patent Rights of the Executive’s in writing (“Patent Notification”) the parties fail to successfully negotiate and execute a purchase or license agreement as it relates to the Patent Right that is the subject of such Patent Notification within 60 calendar days of the receipt of such Patent Notification, the Executive shall be permitted to retain or transfer the Patent Rights to a third party without any subsequent notice to the Company.

Amended and Restated Employment Agreement

On July 1, 2017, the Company and Executive entered into an amended and restated employment agreement (“Agreement”) with a duration of sixty (60) months. Pursuant to the Agreement, Executive shall receive (i) an annual base salary of $190,000, subject to adjustment at the end of each fiscal year at the discretion of the board of directors, with a minimum increase of 10% per annum for the duration of the term, (ii) an incentive management fee equal to $50,000 upon the Company manufacturing its first product, which shall increase by 25% per annum and based on the continued manufacturing and sales of products by our Company.

Additionally, Executive shall maintain certain rights to initiate, write, invent and / or create inventions separate from SmartMetric, Inc. and to retain the intellectual property rights of such patents, inventions or new products.

Severance

The Agreement may be terminated on 30 days notice by Executive but may only be terminated by the Company for “cause.” In the event that Executive’s employment is terminated by the Company for such “cause,” the Company is obligated to pay to Executive an amount equal to $350,000 plus the remaining salary on the term of the Agreement.

Jay Needelman Contract

We currently have an agreement with Jay Needelman, our outside Chief Financial Officer, whereby we pay Mr. Needelman an annual fee of $15,000 for his services, payable quarterly.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of September 27, 2017, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Director/Officer	Number of Shares of Common Stock (1)		Percentage of Class (1)
	Directors and Executive Officers

Common Stock	C. Hendrick (2) 145 East Harmon Avenue, Unit 19620 Las Vegas, NV 89109	Chief Executive Officer, Chairman of the Board of Directors	89,127,778	(2)	33.60%

Common Stock	Jay Needelman, CPA 520 West 47th Street Miami Beach, FL 33140	Director; Chief Financial Officer	-0-		0%

Common Stock	Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	Director	40,000		* %

	All Executive Officers and Directors as a Group (3 persons)		89,167,166		33.60%

	5% Shareholders
Common Stock	Applied Cryptography, Inc. (2) 9195 Collins Avenue Surfside, Fl, 33154	Entity owned by Chief Executive Officer	(2)		33.60%

*	Less than one percent (1%)

(1)           In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on September 28, 2017, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) 234,795,663, the total shares of common stock outstanding on September 28, 2017, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of any preferred stock and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)           The shares of Series B preferred stock are held by Applied Cryptography, Inc. (“ACI”) and / or Chaya Hendrick. Each share of Series B Preferred Stock shall be entitled to vote on any matter with the holders of Common Stock voting together as one (1) class and shall have that number of votes (identical in every other respect to the voting rights of the holder of common stock entitled to vote at any regular or special meeting of Stockholders) equal to that number of common shares which is not less than 51% of the vote required to approve any action, which Nevada law provides may or must be approved by vote or consent of the common shares or the holders of other securities entitled to vote, if any. Each share of Series B Preferred Stock is convertible, at the option of the holder, into fifty (50) shares of Common Stock upon the satisfaction of certain conditions. Our Chairman and Chief Executive Officer, has sole voting and dispositive power over all of the shares beneficially owned by ACI.

Title of Class	Name and Address of Beneficial Owner	Director/Officer	Number of Shares of Common Stock (1)		Percentage of Class (1)
	Directors and Executive Officers

Series B Convertible Preferred Stock (Stated Value of $5.00) per share	Chaya Hendrick / Applied Cryptography, Inc. (1) 145 East Harmon Avenue, Unit 19620 Las Vegas, NV 89109	Chief Executive Officer, Chairman of the Board of Directors	610,000	(1)	100%

(1)           The shares of Series B preferred stock are held by Applied Cryptography, Inc. (“ACI”) and / or Chaya Hendrick. Each share of Series B Preferred Stock shall be entitled to vote on any matter with the holders of Common Stock voting together as one (1) class and shall have that number of votes (identical in every other respect to the voting rights of the holder of common stock entitled to vote at any regular or special meeting of Stockholders) equal to that number of common shares which is not less than 51% of the vote required to approve any action, which Nevada law provides may or must be approved by vote or consent of the common shares or the holders of other securities entitled to vote, if any. Each share of Series B Preferred Stock is convertible, at the option of the holder, into fifty (50) shares of Common Stock upon the satisfaction of certain conditions. Our Chairman and Chief Executive Officer, has sole voting and dispositive power over all of the shares beneficially owned by ACI.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information regarding disclosure of an employment relationship or transaction involving an executive officer and any related compensation solely resulting from that employment relationship or transaction is incorporated by reference from the section of this 10-K/A entitled “Executive Compensation.”

Information related to “Director Independence” is incorporated by reference from the section of this 10-K/A entitled “Directors, Executive Officers, and Corporate Governance.”

Related Party Transactions:

●	Chaya Hendrick, our CEO has made cash advances to the Company periodically in exchange for promissory notes of such face values. As of the years ended June 30, 2017 and 2016, we owed $4,800 and $22,300, respectively. These notes bear interest at 5.00% per annum. We have paid down $17,500 of these cash advances during the year ended June 30, 2017.

●	During the years ended June 30, 2017 and 2016, Chaya Hendrick, our CEO deferred $126,667 and $126,667 in annual salary, respectively. As of June 30, 2017 and 2016, respectively, the Company has accrued the amounts of $520,848 and $394,181 as deferred salary for the difference between Chaya Hendrick’s contractual annual salary and the amounts actually paid. These amounts include previously deferred salary prior to the years ended June 30, 2017 and 2016.

●	On September 30, 2015, the we entered into an Addendum to the then existing employment agreement of Chaya Hendrick, pursuant to which in consideration for the issuance of 200,000 shares of the Company’s series B preferred stock (“Series B Shares”), Chaya Hendrick granted the us the first right to purchase or license any patents (the “Patent Option”) relating to “Smartcards” which the Hendrick (i) shall apply for with the relevant patent authorities during the term of the employment agreement, and (ii) are currently applied for with the relevant patent authorities or pending as of the date of the employment agreement. In exchange for the Patent Option the Company agreed, during the term of the such employment agreement, to pay for any fees and/or expenses related to the application for the such patent rights with the relevant patent authorities, including, but not limited to, legal or filing fees. If, upon our receipt of notice of any patent rights in writing; we and Hendrick fail to successfully negotiate and execute a purchase or license agreement as it relates to such patent rights within 60 calendar days of such receipt, Hendrick shall be permitted to retain or transfer such patent rights to a third party without any subsequent notice to us.

●	On September 11, 2017, we entered into a licensing a royalty agreement with Chaya Hendrick, our founder and CEO, whereby we received a license to certain patents related to our technologies until the expiration of such patents in exchange for the following : (i) the Issuance to Chaya Hendrick of 200,000 Series B Convertible Preferred Shares, (ii) the payment of 5% of gross revenues derived from the sale of products derived from the patents in the future, and (iii) annual payments beginning at $50,000 per annum, increased by 100% of each previous year (offset against 5% gross revenue royalty payments) for the duration of the term of the agreement. The agreement continues until (i) the terms of the licensed patents expire, (ii) we terminate the agreement with notice to Chaya Hendrick, or (iii) Chaya Hendrick terminates the agreement pursuant to a material breach of our duties or payments contained thereunder.

Item 14.   Principal Accounting Fees and Services

Type of Fees	Year end June 30, 2017	Year end June 30, 2016

Audit Fees
AMC Auditing, LLC	$16,600	$—
Daszkal Bolton, LLC	$—	$56,000
Audit Related Fees
Tax Fees	—	—
All Other Fees	$2,000	—
Total Fees	$18,600	$56,000

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with the SEC policies regarding auditor independence, our Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, our Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to the Board of Directors for approval.

1.   Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.   Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.   Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.   Other Fees are those associated with services not captured in the other categories.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this report:

Incorporated by Reference
Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date
10.01	Jay Needelman Services Agreement	*

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Date: October 27, 2017	By:	/s/ C Hendrick
C. Hendrick
President, Chief Executive Officer and Chairman (Principal Executive Officer)