Form 10-Q
period 2017-09-30
SmartMetric, Inc.
filed 2017-11-14
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission File No.  000-54853

SMARTMETRIC, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	05-0543557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3960 Howard Hughes Parkway, Suite 500, Las Vegas, NV 89169
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

If an emerging growth company, indicate by check mark if the registrant was elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 9, 2017, there were 235,007,827 shares issued and outstanding of the registrant’s common stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this quarterly report, references to “SmartMetric, Inc.,” “SmartMetric,” “SMME,” “the Company,” “we,” “us,” and “our” refer to SmartMetric, Inc. Also, any reference to “common shares,” or “common stock” refers to our $0.001 par value common stock. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.001 par value Series B Convertible Preferred Stock.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our business development plans, timing strategies, expectations, anticipated expense levels, business prospects, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations). These statements express our current intentions, beliefs, expectations, strategies or predictions as well as historical information. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “could,” “continue,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, our ability to:

●	manage our business given continuing operating losses and negative cash flows;

●	obtain sufficient capital to fund our operations, development, and expansion plans;

●	manage competitive factors and developments beyond our control;

●	maintain and protect our intellectual property;

●	obtain patents based on our current and/or future patent applications;

●	obtain and maintain other rights to technology required or desirable to conduct or expand our business; and

●	manage any other factors, if any, discussed in the “Risk Factors” section, and elsewhere in this quarterly report.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q, except as required by federal securities laws. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Item 1. FINANCIAL STATEMENTS

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	June 30, 2017

Assets
Current assets:
Cash	$5,551	$51,695
Receivables	$10,400	$10,400
Prepaid expenses and other current assets	38,482	59,327

Total current assets	54,433	121,422

Other assets:
Patent	200

Total assets	$54,633	$121,422

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$629,988	$616,897
Liability for stock to be issued	150,743	319,118
Deferred Officer salary	568,348	520,848
Accrued interest payable	10,629	971
Shareholder loan	—	4,800

Total current liabilities	1,359,708	1,462,634

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 410,000 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	610	410
Common stock, $.001 par value; 300,000,000 shares authorized, 234,795,663 and 226,172,799 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	234,796	226,173
Additional paid-in capital	23,063,954	22,778,252
Accumulated deficit	(24,604,435)	(24,346,047)

Total stockholders’ deficit	(1,305,075)	(1,341,212)

Total liabilities and stockholders’ deficit	$54,633	$121,422

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2017	September 30, 2016

Revenues	$—	$—

Expenses:
Officer’s salary	47,500	47,500
Other general and administrative	173,304	196,106
Research and development	16,600	51,845

Total operating expenses	237,404	295,451

Loss from operations before income taxes	(237,404)	(295,451)
Gain on accounts payable settlement	—	—
Interest expense	(9,658)	—
Income taxes	—	—

Net loss	$(247,062)	$(295,451)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	232,824,289	205,525,740

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(247,062)	$(295,451)

Adjustments to reconcile net loss to net cash used in operating activities:
		—
Common stock and warrants issued and issuable for services	—	48,214

Changes in assets and liabilities
Decrease in prepaid expenses and other current assets	20,845	—
(Decrease) increase in accounts payable and accrued expenses	13,091	(53,063)
Increase (decrease) in discounts taken	—	—
Increase in deferred officer’s salary	47,500	31,667
Increase in accrued interest payable	9,658	—

Net cash used in operating activities	(155,968)	(268,633)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	(4,800)	—
Proceeds from sale of common stock	114,624	151,016
Liability for stock to be issued	—	27,936

Net cash provided by financing activities	109,824	178,952

NET (DECREASE) IN CASH	(46,144)	(89,681)

CASH
BEGINNING OF PERIOD	51,695	138,823
END OF PERIOD	$5,551	$49,142
Income taxes	$—	$—
Interest	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of preferred stock and reduction of additional paid in capital for patent	$—	$—
Conversion of Series B Convertible Preferred Stock to Common Stock	$—	$—

See notes to consolidated financial statements.

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, as filed with the Securities and Exchange Commission.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $247,062 and $295,451 for the three months ended September 30, 2017 and 2016 respectively, and has an accumulated deficit of $24,604,435 at September 30, 2017.   The Company has spent a substantial portion of its time and capital resources in the development of its technology.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors. These factors include product marketing and distribution.

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

Cash and Cash Equivalents

 Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

Research and Development

Research and development costs are charged to expense as incurred. Our research and development expenses consist primarily of expenditures for electronics design and engineering, software design and engineering, component sourcing, component engineering, manufacturing, product trials, compensation and consulting costs.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of September 30, 2017 no accrual for uncertain income tax positions is necessary.

The Company files income tax returns in the United States (“U.S.”) federal jurisdiction.  Generally, the Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years prior to 2013.  The Company does not file in any other jurisdiction and remains open for audit for all tax years as the statute of limitations does not begin until the returns are filed.

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

Lease Agreement

The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the three months ended September 30, 2017 and 2016 was $7,090 and $9,127, respectively.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $0 and $4,800 at September 30, 2017 and June 30, 2017, respectively. These advances bear interest at the rate of five percent (5%) per annum.

The Company has accrued the amounts of $568,348 and $520,848 at September 30, 2017 and June 30, 2017, respectively, as deferred officer’s salary, for the difference between the Chief Executive Officer’s annual salary and the amounts paid.

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

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2017, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 610,000 shares issued and outstanding.

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

Class A Common Stock

As of September 30, 2017, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001, authorized. The Articles of Incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, and in 2009 to increase the number of authorized shares to 200,000,000. As a result of a screener’s error, the Company previously disclosed in its Quarterly Report on Form 10-Q for the quarters ended September 30, 2015 and December 31, 2015 that it increased the number of authorized shares of common stock to 300,000,000. On March 31, 2016, our Board of Directors approved an amendment (the “Amendment”) to the Company’s Articles of Incorporation to increase the total number of shares of authorized capital stock to 305,000,000 shares, par value $0.001 per share, consisting of (i) 300,000,000 shares of Common Stock, up from 200,000,000 shares of Common Stock, and (ii) 5,000,000 shares of Preferred Stock, subject to shareholder approval (the “Proposal”). On March 31, 2016, a majority of the Company’s stockholders approved the Amendment. The Company filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission on May 4, 2016 (the “Information Statement”). The Information Statement was furnished to all of the Company’s shareholders for the purpose of informing them of the action taken by a majority of the Company’s stockholders.

As of September 30, 2017, the Company has 234,795,663 shares of common stock issued and outstanding.

●	During the three months ended September 30, 2016, the Company sold, for net proceeds of $155,991, units consisting of an aggregate of (i) 3,130,000 shares, (ii) warrants to purchase 1,956,250 shares at $0.70 per share, and (iii) warrants to purchase 985,950 shares at $1.00 per share. The warrants expire at various times through January 15, 2018.

●	During the three months ended September 30, 2016, the Company issued an aggregate of 1,669,633 shares for consulting services valued at $84,400, based on the stock price at the time of the respective agreements underlying the services provided.

●	During the three months ended December 31, 2016, the Company sold, for net proceeds of $272,904, units consisting of an aggregate of (i) 5,470,000 shares, (ii) warrants to purchase 3,418,750 shares at $0.70 per share, and (iii) warrants to purchase 1,723,050 shares at $1.00 per share. The warrants expire at various times through January 31, 2018.

●	During the three months ended December 31, 2016, the Company issued an aggregate of 5,000,000 shares for consulting services valued at $550,000 based on the stock price at the time of the respective agreements underlying the services provided.

●	During the three months ended March 31, 2017, the Company sold, for net proceeds of $127,247.50, units consisting of an aggregate of (i) 2,550,000 shares, (ii) warrants to purchase 1,593,750 shares at $0.70 per share, and (iii) warrants to purchase 803,250 shares at $1.00 per share. The warrants expire at various times through September 27, 2018.

●	During the three months ended March 31, 2017, the Company issued an aggregate of 2,423,000 shares of common stock for consulting services valued at $283,955, based on the stock price at the time of the respective agreements underlying the services provided.

●	During the three months ended June 30, 2017, the Company sold, for net proceeds of $242,157, units consisting of an aggregate of (i) 7,450,000 shares, (ii) warrants to purchase 3,031,250 shares at $0.70 per share, and (iii) warrants to purchase 1,527,750 shares at $1.00 per share. The warrants expire at various times through October 20, 2018.

●	On September 11, 2017, we received a license to certain patents from Chaya Hendrick, our founder and CEO, related to our technologies until the expiration of the patents. As consideration, we issued Chaya Hendrick, or her assigns, (i) 200,000 shares of Series B Convertible Preferred Stock, (ii) a royalty equal to 5% of gross revenues derived from products sold related to the patents, and (iii) certain minimum required payments beginning at $50,000 and doubling each year thereafter. The Series B Preferred Shares may be converted at the election of holder on a basis for 50 common shares for each preferred share at any time or an aggregate of 10,000,000 common shares in exchange for all 200,000 preferred shares.

●	During the three months ended September 30, 2017, the Company sold for cash 2,500,000 shares of common stock and warrants to purchase: (i) 937,500 shares at $0.70 per share, (ii) 500,000 shares at $0.20 per share, (iii) 472,500 shares at $1.00 per share and (iv) 252,000 shares at $0.50 per share for net proceeds of $114,625. The warrants expire at various times through September 28, 2019

●	During the three months ended September 30, 2017, the Company issued 362,864 shares of common stock for consulting services valued at $21,825, based on the stock price at the time of the respective agreements underlying the services provided.

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

As of September 30, 2017 and June 30, 2017, the following is a breakdown of the warrant activity:

September 30, 2017:

Outstanding - June 30, 2017	20,276,399
Issued	2,162,000
Exercised	—
Expired	—
Outstanding - September 30, 2017	22,438,399

June 30, 2017:

Outstanding - June 30, 2016	12,540,199
Issued	15,040,000
Exercised	—
Expired	(7,303,800)
Outstanding - June 30, 2017	20,276,399

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

At September 30, 2017, all of the 22,438,399 warrants are vested and (i) 19,138,399 warrants expire at various times prior to September 2019, (ii) 3,000,000 warrants expire in September 2019, (iii) and 300,000 warrants expire in July 2020.

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

NOTE 8 -	SUBSEQUENT EVENTS

On October 12, 2017, the board of directors of the Company approved the SmartMetric, Inc. 2017 Equity Compensation Plan whereby 23,500,000 shares of common stock were authorized for issuance under the plan to employees, directors and consultants. The plan permits the grant of incentive stock options, nonstatutory stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards.

On November 8, 2017, the Company issued 212,164 shares of common stock in exchange for the cancellation of an outstanding invoice of $15,000 to a consultant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SmartMetric, Inc. (“SmartMetric” or the “Company”) was incorporated pursuant to the laws of Nevada on December 18, 2002. SmartMetric is a development stage company engaged in the technology industry. SmartMetric has an issued patent covering technology that involves connection to networks using data cards (smart cards and EMV cards). SmartMetric has in addition, five issued patents covering features of its biometric fingerprint activated cards. SmartMetric’s main products are a fingerprint sensor activated payments card and security card with a finger sensor and fully functional fingerprint reader embedded inside the card. The cards have a rechargeable battery allowing for portable biometric identification and card activation. This card is referred to as a biometric card or the SmartMetric Biometric Card.

The SmartMetric Biometric Technology And Products

SmartMetric’s founder, Chaya Hendrick is the originator and inventor of various miniature biometric activated devices including the SmartMetric biometric fingerprint activated payments card with an embedded fully functional fingerprint reader inside the card the size and thickness of a standard credit card. The SmartMetric biometric payments card provides for high level security for credit and debit cards by adding biometric authentication and activation to the new EMV chip cards now in use around the world. More than 4.8 Billion EMV chip debit and credit cards are now in use globally. The SmartMetric biometric payments card has been manufactured to be totally interoperable with the EMV chip card readers and banking infrastructure. Using the advanced electronic miniaturization by SmartMetric to make its biometric credit/debit cards the Company has also turned its attention to creating a multi-functional biometric, identity, building access control and logical network access card.

SmartMetric has also turned its attention to creating a biometric health insurance card with memory for storing a person’s medical files aiding travelers with medical conditions to have transportable medical files protected by their biometrics. Also assisting in fighting medical fraud by using the card to provide in-card biometric identity verification.

SmartMetric has developed its rechargeable battery powered fingerprint reader that is of a scale that fits “inside” a standard credit or debit card. The cardholder has stored inside the card his or her fingerprint. To activate the card the person swipes the fingerprint sensor, the sensor is connected to an internal microprocessor that manages the fingerprint sensor fingerprint image capture and comparison matching with the pre-stored fingerprint of the cardholder held in the internal electronic memory of the card. The card has a surface mounted EMV chip as found on EMV banking chip cards that is activated or turned on only after a card holders fingerprint has been scanned and verified using the SmartMetric miniature “in-card” biometric scanner.

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

SmartMetric has completed development of its biometric card. Modifications were undertaken to enhance cost effective mass production which has resulted in the Company replacing its fingerprint sensor component. This modification has been completed. Following the cards’ modifications the final card is now available to payment card networks for final testing and approval. It should be noted that all approvals for operating on a payments network are at the sole discretion of the respective payments networks themselves. Having said that there exist a number of payments networks around the world and the Company has options with whom it works with going forward. The Company is now presenting its card to major card issuing banks throughout the world. Following feedback from potential Bank customers, SmartMetric has incorporated new changes into its card including an indicator light as well as an extended battery life.

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

The Security Technology Industry – Multi-Function Security Card

SmartMetric has developed a multi-function logical and physical access security card the size and thickness of a standard credit card. Utilizing the small size breakthroughs by the Company in its biometric payments card developments SmartMetric has moved forward with a biometric multifunction security, identity and secure access card that can easily fit inside a person’s wallet.

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

We plan to market and sell our product to commercial and banking interests in the private sector and governmental agencies. The company is now actively marketing its biometric EMV chip card to banks and financial institutions within the United States, Asia, Latin America and Europe.

SmartMetric continues to actively promote its biometric card through exhibiting in industry specific conferences and exhibitions. Focusing on specific national and international conferences and exhibitions is proving a highly effective method of exposing and presenting our products to a large number of industry decision makers. SmartMetric is developing a network of distributors and resellers and various parts of the World to aid and assist in product sales and marketing efforts.

The Company contracts outside silicon and component fabrication plants to manufacture specific components to SmartMetric’s specifications. Creation of the sub-micro circuit boards are designed and developed by SmartMetric with the final production of these boards outsourced, assembly of components on the board are sourced, designed and procured by SmartMetric with mass assembly of the components onto the SmartMetric circuit board done by a third party contract assembler. Current production capacity is approximately 1 million cards a month with production being able to be substantially upscaled on relative short notice.

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

Research and Development Costs - Research and development costs are charged to expense as incurred. Our research and development expenses consist primarily of expenditures for electronics design and engineering, software design and engineering, component sourcing, component engineering, manufacturing, product trials, compensation and consulting costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending September 30, 2017 and 2016, and we do not anticipate generating any revenues during the year ending June 30, 2018. Net loss for the three months ended September 30, 2017 and 2016 were $247,062 and $295,451, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $237,404 and $295,451 during the three months ended September 30, 2017 and 2016, respectively.  The decrease in operating expenses is the result of the following factors.

	Quarter Ended September 30, 2017		Change in 2017 Versus 2016
	2017	2016	$	%

Operating Expenses
Research and development	$16,600	$51,845	$35,245)	(68)%
General and administrative	220,804	243,606	(22,802)	(9.4)%
Total operating expense	$237,404	$295,451	$(58,047)	(19.6)%

Research and Development

Research and development expenses totaled $16,600 and $51,845 for the three months ended September 30, 2017 and 2016, respectively. The decrease of $35,245, or 68%, in 2017 compared to 2016 was primarily attributable to decreased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $220,804 and $243,606 for the three months ended September 30, 2017 and 2016, respectively. The decrease of $22,802 or 9.4%, in 2017 compared to 2016 was primarily the result of a decrease in consulting expense. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled $9,658 and $0 for the three months ended September 30, 2017 and 2016, respectively.

	Quarter Ended September 30, 2017		Change in 2017 Versus 2016
	2017	2016	$	%

Interest Expense	9,658	—	(9,658)	(100)%
Total operating expense	$9,658	$—	$(9,658)	(100)%

Interest income (expense)

We had net interest expense of $9,658 in the three months ended September 30, 2017 compared to no net interest expense for the three months ended September 30, 2016. The increase of $9,658 was attributable to interest expenses related to accrued but unpaid salary of our CEO pursuant to an amended and restated employment agreement entered into on July 1, 2017.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of approximately $24,604,435 as of September 30, 2017 and anticipate that we will continue to incur additional losses for the foreseeable future. Through September 30, 2017, we have funded our operations through the private sale of our equity securities and exercise of options and warrants, resulting in gross proceeds of approximately $23 million. Cash and cash equivalents at September 30, 2017 were $5,551.

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

	Three months ended September 30,		Change in 2017 versus 2016
	2017	2016	$	%

Cash at beginning of period	$51,695	$138,823	$(87,128)	(62.8)%
Net cash used in operating activities	(155,968)	(268,633)	112,665	(41.9)%
Net cash used in investing activities	—	—	—	—
Net cash provided by financing activities	109,824	178,952	69,128	(38.6)%
Cash at end of period	$5,551	$49,142	$(43,591)	(88.7)%

Net Cash Used in Operating Activities

Net cash used in operating activities was $155,968 and $268,633 for the three months ended September 30, 2017 and 2016, respectively. The decrease of $112,665 in cash used during 2017 compared to 2016 was primarily attributable to decrease in consultant costs.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the three months ended September 30, 2017 and 2016, respectively.

Net Cash Provided by Financing Activities

During the three months ended September 30, 2017, we received net proceeds of $109,824 from the sales of our securities, compared to $178,952 for the three months ended September 30, 2016. The decrease was due to reduced private placement sales. We are actively seeking sources of financing to fund our continued operations and research and development programs.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.         CONTROLS AND PROCEDURES

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the three months ended September 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A.         RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2017 and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

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

●	During the three months ended September 30, 2014, the Company sold, for net proceeds of $307,662, units consisting of an aggregate of (i) 4,893,731 shares, (ii) twenty-four month warrants to purchase 1,375,000 shares at $0.70 per share, and (iii) warrants to purchase 724,500 shares at $1.00 per share.

●	During the three months ended December 31, 2014, the Company sold, for net proceeds of $95,750, units consisting of an aggregate of (i) 1,599,994 shares, (ii) twelve month warrants to purchase 1,187,500 shares at $0.70 per share, and (iii) warrants to purchase 598,500 shares at $1.00 per share.

●	During the three months ended March 31, 2015, the Company sold, for net proceeds of $189,557, units consisting of an aggregate of (i) 4,425,000 shares, (ii) twelve month warrants to purchase 2,375,000 shares at $0.70 per share, and (iii) warrants to purchase 1,197,000 shares at $1.00 per share.

●	During the three months ended June 30, 2015, the Company sold, for net proceeds of $212,934, units consisting of an aggregate of (i) 4,362,500 shares, (ii) twelve month warrants to purchase 2,668,750 shares at $0.70 per share, and (iii) warrants to purchase 1,345,050 shares at $1.00 per share.

●	During the three months ended September 30, 2015, the Company sold, for net proceeds of $214,633, units consisting of an aggregate of (i) 2,150,000 shares, (ii) warrants to purchase 2,687,500 shares at $0.70 per share, and (iii) warrants to purchase 1,354,500 shares at $1.00 per share.

●	During the three months ended December 31, 2015, the Company sold, for net proceeds of $261,477, units consisting of an aggregate of (i) 5,242,000 shares, (ii) warrants to purchase 3,276,250 shares at $0.70 per share, and (iii) warrants to purchase 1,651,230 shares at $1.00 per share.

●	During the three months ended March 31, 2016, the Company sold, for net proceeds of $106,771, units consisting of an aggregate of (i) 2,140,000 shares, (ii) warrants to purchase 1,337,500 shares at $0.70 per share, and (iii) warrants to purchase 674,100 shares at $1.00 per share. The warrants expire at various times through January 15, 2018.

●	During the three months ended June 30, 2016, the Company sold, for net proceeds of $378,784, units consisting of an aggregate of (i) 7,590,000 shares, (ii) warrants to purchase 4,743,750 shares at $0.70 per share, and (iii) warrants to purchase 2,390,850 shares at $1.00 per share. The warrants expire at various times through January 15, 2018.

●	During the three months ended September 30, 2016, the Company sold, for net proceeds of $155,991, units consisting of an aggregate of (i) 3,130,000 shares, (ii) warrants to purchase 1,956,250 shares at $0.70 per share, and (iii) warrants to purchase 985,950 shares at $1.00 per share. The warrants expire at various times through January 15, 2018.

●	During the three months ended September 30, 2016, the Company issued an aggregate of 1,669,633 shares for consulting services valued at $84,400, based on the stock price at the time of the respective agreements underlying the services provided.

●	During the three months ended December 31, 2016, the Company sold, for net proceeds of $272,904, units consisting of an aggregate of (i) 5,470,000 shares, (ii) warrants to purchase 3,418,750 shares at $0.70 per share, and (iii) warrants to purchase 1,723,050 shares at $1.00 per share. The warrants expire at various times through January 31, 2018.

●	During the three months ended December 31, 2016, the Company issued an aggregate of 5,000,000 shares for consulting services valued at $550,000 based on the stock price at the time of the respective agreements underlying the services provided.

●	During the three months ended March 31, 2017, the Company sold, for net proceeds of $127,247.50, units consisting of an aggregate of (i) 2,550,000 shares, (ii) warrants to purchase 1,593,750 shares at $0.70 per share, and (iii) warrants to purchase 803,250 shares at $1.00 per share. The warrants expire at various times through September 27, 2018.

●	During the three months ended March 31, 2017, the Company issued an aggregate of 2,423,000 shares of common stock for consulting services valued at $283,955, based on the stock price at the time of the respective agreements underlying the services provided.

●	During the three months ended June 30, 2017, the Company sold, for net proceeds of $242,157, units consisting of an aggregate of (i) 7,450,000 shares, (ii) warrants to purchase 3,031,250 shares at $0.70 per share, and (iii) warrants to purchase 1,527,750 shares at $1.00 per share. The warrants expire at various times through October 20, 2018.

●	On September 11, 2017, we received a license to certain patents from Chaya Hendrick, our founder and CEO, related to our technologies until the expiration of the patents. As consideration, we issued Chaya Hendrick, or her assigns, (i) 200,000 shares of Series B Convertible Preferred Stock, (ii) a royalty equal to 5% of gross revenues derived from products sold related to the patents, and (iii) certain minimum required payments beginning at $50,000 and doubling each year thereafter. The Series B Preferred Shares may be converted at the election of holder on a basis for 50 common shares for each preferred share at any time or an aggregate of 10,000,000 common shares in exchange for all 200,000 preferred shares.

●	During the three months ended September 30, 2017, the Company sold for cash 2,500,000 shares of common stock and warrants to purchase: (i) 937,500 shares at $0.70 per share, (ii) 500,000 shares at $0.20 per share, (iii) 472,500 shares at $1.00 per share and (iv) 252,000 shares at $0.50 per share for net proceeds of $114,625. The warrants expire at various times through September 28, 2019.

●	During the three months ended September 30, 2017, the Company issued 362,864 shares of common stock for consulting services valued at $21,825, based on the stock price at the time of the respective agreements underlying the services provided.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.         OTHER INFORMATION

On October 12, 2017, the board of directors of the Company approved the SmartMetric, Inc. 2017 Equity Compensation Plan whereby 23,500,000 shares of common stock were authorized for issuance under such plan to employees, directors and consultants. The plan permits the grant of incentive stock options, nonstatutory stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards.

ITEM 6.         EXHIBITS

INDEX TO EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Articles of Incorporation of SmartMetric, Inc. filed 12/18/02		SB-2	3.1	333-118801	9/3/04

3.02(i)	Amendment to Articles of Incorporation dated 12/11/09		8-K	3.1	333-118801	12/18/09

3.03(i)	Amendment to Articles of Incorporation dated June 8, 2016		10-K	3.5	000-54853	9/28/16

3.04(i)	Certificate of Designation of Series B Preferred Stock		8-K	3.2	333-118801	12/18/09

3.05(i)	Amendment to Certificate of Designation of Series B Preferred Stock dated 11/5/14		10-Q	3.1	000-54853	11/14/14

3.06(i)	Amendment to Certificate of Designation of Series B Preferred Stock dated 6/8/16		10-K	3.4	000-54853	9/28/16

3.07(ii)	Amended and Restated Bylaws of SmartMetric		8-K	3.1	000-54853	4/26/16

4.01	Common Stock Certificate Specimen		SB-2	4.1	333-118801	9/3/04

4.02	Form of Warrant issued to May 2013 Investor		8-K	4.1	000-54853	5/28/13

4.03	Form of Warrant issued to investors between 2015 – 2017		8-K	4.03	000-54853	10/13/17

4.04**	SmartMetric, Inc. 2017 Equity Compensation Plan	*

4.05**	Form of Option Grant under 2017 Equity Compensation Plan	*

4.06**	Form of Restricted Stock Grant under 2017 Equity Compensation Plan	*

4.07**	Form of Restricted Stock Unit Grant under 2017 Equity Compensation Plan	*

10.01**	Assignment and Assumption Agreement dated 11/12/12 with Applied Cryptography		8-K	10.1	000-54853	11/16/12

10.02	Subscription Agreement with May 2013 Investor		8-K	10.1	000-54853	5/28/13

10.03**	Employment Agreement dated July 1, 2012 with Chaya Hendrick and Addendum dated 9/30/15		8-K	10.8	000-54853	10/5/15

10.04**	Assignment and Assumption dated 9/3/13 with Applied Cryptography		10-K	10.04	000-54853	10/13/17

10.05	Form of Securities Purchase Agreement with investors used between 2015 - 2017		10-K	10.05	000-54853	10/13/17

10.06**	Employment Agreement with Chaya Hendrick dated July 1, 2017		10-K	10.06	000-54853	10/13/17

10.07**	Issued Patent License and Royalty Agreement dated 9/11/17 with Chaya Hendrick		10-K	10.07	000-54853	10/13/17

31.1/31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Dated: November 14, 2017	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 14, 2017	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)