Form 10-Q
period 2017-12-31
SmartMetric, Inc.
filed 2018-02-09
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant was elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of February 1, 2018, there were 242,245,327 shares issued and outstanding of the registrant’s common stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “SmartMetric, Inc.,” “SmartMetric,” “SMME,” “the Company,” “we,” “us,” and “our” refer to SmartMetric, Inc. Also, any reference to “common shares,” or “common stock” refers to our $0.001 par value common stock. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.001 par value Series B Convertible Preferred Stock.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our business development plans, timing strategies, expectations, anticipated expense levels, business prospects, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations). These statements express our current intentions, beliefs, expectations, strategies or predictions as well as historical information. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “could,” “continue,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, our ability to:

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

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, except as required by federal securities laws. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1. FINANCIAL STATEMENTS

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

	December 31,	June 30,
	2017	2017

Assets
Current assets:
Cash	$85,377	$51,695
Receivables	$10,400	$10,400
Prepaid expenses and other current assets	20,137	59,327

Total current assets	115,914	121,422

Other assets:
Patent	200

Total assets	$116,114	$121,422

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$636,191	$616,897
Liability for stock to be issued	142,105	319,118
Deferred Officer salary	615,848	520,848
Related party interest payable	21,210	971
Shareholder loan	—	4,800

Total current liabilities	1,415,354	1,462,634

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 410,000 shares issued and outstanding	610	410
Common stock, $.001 par value; 300,000,000 shares authorized, 242,245,327 and 226,172,799 shares issued and outstanding , respectively	242,245	226,173
Additional paid-in capital	23,324,504	22,778,252
Accumulated deficit	(24,866,599)	(24,346,047)

Total stockholders’ deficit	(1,299,240)	(1,341,212)

Total liabilities and stockholders’ deficit	$116,114	$121,422

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December	December	December	December
	31,	31,	31,	31,
	2017	2016	2017	2016

Revenues	$—	$—	$—	$—

Expenses:
Officer’s salary	47,500	47,500	95,000	95,000
Other general and administrative	177,358	218,538	352,557	414,553
Research and development	24,832	45,755	41,432	97,600

Total operating expenses	249,690	311,793	488,989	607,153

Loss from operations before income taxes	(249,690)	(311,793)	(488,989)	(607,153)
Gain on accounts payable settlement	—	—	—	—
Interest expense	(10,580)	—	(20,238)	—
Income taxes	—	—	—	—

Net loss	$(260,270)	$(311,793)	$(509,227)	$(607,153)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	236,963,268	215,133,929	234,893,779	210,287,400

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December	December
	31,	31,
CASH FLOWS FROM OPERATING ACTIVITIES	2017	2016
Net loss	$(509,227)	$(607,153)

Adjustments to reconcile net loss to net cash used in operating activities:
		—
Common stock and warrants issued and issuable for services	—	27,744

Changes in assets and liabilities
Decrease in prepaid expenses and other current assets	39,190	18,345
(Decrease) increase in accounts payable and accrued expenses	19,294	(4,602)
Increase (decrease) in discounts taken	—	—
Increase in deferred officer’s salary	95,000	63,334
Increase in accrued interest payable	20,238	—

Net cash used in operating activities	(335,505)	(502,332)

CASH FLOWS FROM INVESTING ACTIVITIES
	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	(4,800)	—
Proceeds from sale of common stock	373,987	428,895
Liability for stock to be issued	—	48,315

Net cash provided by financing activities	369,187	477,210

NET (DECREASE) IN CASH	33,682	(25,122)

CASH
BEGINNING OF PERIOD	51,695	138,823
END OF PERIOD	85,377	113,701
END OF PERIOD	$85,377	$113,701
Income taxes	$—	$—
Interest	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of preferred stock and reduction of additional paid in capital for patent	$—	$—
Conversion of Series B Convertible Preferred Stock to Common Stock	$—	$—

See notes to consolidated financial statements.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

SmartMetric, Inc. (“SmartMetric” or the “Company”) was incorporated pursuant to the laws of Nevada on December 18, 2002. SmartMetric is a development stage company engaged in the technology industry. SmartMetric’s main products are a fingerprint sensor activated payments card and a security card with a finger sensor and fully functional fingerprint reader embedded inside the card. The SmartMetric biometric cards have a rechargeable battery allowing for portable biometric identification and card activation. This card is referred to as a biometric card or the SmartMetric Biometric Card.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, as filed with the Securities and Exchange Commission on October 13, 2017, as amended on October 27, 2017.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $509,227 and $607,153 for the six months ended December 31, 2017 and 2016 respectively, and has an accumulated deficit of $24,866,599 at December 31, 2017.   The Company has spent a substantial portion of its time and capital resources in the development of its technology.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of December 31, 2017 no accrual for uncertain income tax positions is necessary.

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

Prepaid expenses represent the unexpired terms of various consulting agreements as well as advance rental payments.  The Company issued common stock and warrants as consideration for the consulting services,and were valued based on the stock price or computed warrant value at the time of the respective agreements.

NOTE 4 -	COMMITMENTS

Lease Agreement

The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the six months ended December 31, 2017 and 2016 was $15,938 and $17,955, respectively.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $0 and $4,800 at December 31, 2017 and June 30, 2017, respectively. These advances bear interest at the rate of five percent (5%) per annum.

The Company has accrued the amounts of $615,848 and $520,848 at December 31, 2017 and June 30, 2017, respectively, as deferred officer’s salary, for the difference between the Chief Executive Officer’s annual salary and the amounts paid.

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

Preferred Stock

As of December 31, 2017, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 610,000 shares issued and outstanding.

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

Class A Common Stock

As of December 31, 2017, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

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

As of December 31, 2017, the Company has 242,245,327 shares of common stock issued and outstanding.

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

●

During the three months ended December 31, 2017, the Company sold for cash 8,319,000 shares of common stock and warrants to purchase: (i) 3,250,000 shares at $0.20 per share and (ii) 1,638,000 shares at $0.50 per share, for net proceeds of $259,362. The warrants expire at various times through December 29, 2019

During the three months ended December 31, 2017, the Company issued 212,164 shares of common stock for consulting services valued at $15,000, based on the stock price at the time of the respective agreements underlying the services provided.

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

As of December 31, 2017 and June 30, 2017, the following is a breakdown of the warrant activity:

December 31, 2017:

Outstanding - June 30, 2017	20,276,399
Issued	4,888,000
Exercised	—
Expired	—
Outstanding - December 31, 2017	25,164,399

June 30, 2017:

Outstanding - June 30, 2016	12,540,199
Issued	15,040,000
Exercised	—
Expired	(7,303,800)
Outstanding - June 30, 2017	20,276,399

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

At December 31, 2017, all of the 25,164,399 warrants are vested and (i) 24,026,399 warrants expire at various times prior to December 2019, (ii) 3,000,000 warrants expire in September 2019, (iii) and 300,000 warrants expire in July 2020.

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

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. As of the date of this Quarterly Report, there are no material pending legal or governmental proceedings relating to us or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

NOTE 8 -	SUBSEQUENT EVENTS

There were no subsequent events at the time of filing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SmartMetric, Inc. (“SmartMetric” or the “Company”) was incorporated pursuant to the laws of Nevada on December 18, 2002. SmartMetric is a development stage company engaged in the technology industry. SmartMetric has an issued patent covering technology that involves connection to networks using data cards (smart cards and EMV cards). SmartMetric has in addition, the sole license to five issued patents covering features of its biometric fingerprint activated cards. SmartMetric’s main products are a fingerprint sensor activated payments card and a security card with a finger sensor and fully functional fingerprint reader embedded inside the card. The cards have a rechargeable battery allowing for portable biometric identification and card activation. This card is referred to as a biometric card or the SmartMetric Biometric Card.

The SmartMetric Biometric Technology and Products

SmartMetric’s founder, Chaya Hendrick, is the originator and inventor of various miniature biometric activated devices including the SmartMetric biometric fingerprint activated payments card with an embedded fully functional fingerprint reader inside the card the size and thickness of a standard credit card. We believe the SmartMetric biometric payments card provides high level security for credit and debit cards by adding biometric authentication and activation to EMV chip cards now in use around the world. More than 6 Billion EMV chip debit and credit cards are now in use globally. The SmartMetric biometric payments card has been manufactured to be totally interoperable with the EMV chip card readers and banking infrastructure. Using advanced electronic miniaturization developed by SmartMetric to make its biometric credit/debit cards, the Company has also now developed a multi-functional biometric, identity, building access control and logical network access card.

SmartMetric has also turned its attention to creating a biometric health insurance card with memory for storing a person’s medical files aiding travelers with medical conditions to have transportable medical files protected by their biometrics. We believe such a card could also assist in fighting medical fraud by using the card to provide in-card biometric identity verification.

SmartMetric has developed its rechargeable battery powered fingerprint sensor that is of a scale that fits “inside” a standard credit or debit card. The cardholder stores his or her fingerprint inside the card. To activate the card the person touches the fingerprint sensor, the sensor is connected to an internal microprocessor that manages the fingerprint sensor, fingerprint image capture, and comparison matching with the pre-stored fingerprint of the cardholder held in the electronic memory of the card. The card has a surface mounted EMV chip as found on EMV banking chip cards that is activated or turned on only after a card holder’s fingerprint has been scanned and verified using the SmartMetric miniature “in-card” biometric sensor.

There are over 6 billion EMV chip cards used by banks around the world for credit cards, ATM cards and debit cards. SmartMetric sees this existing user base as a natural market for its biometric activated card technology. SmartMetric is marketing its in-card biometric solution as a replacement to the less secure password or PIN used in current EMV cards.

SmartMetric has completed development of its biometric card. The SmartMetric Biometric card is now being presented to banks in various parts of the world both directly and through product distributors who work in the credit card industry.

As the Company disclosed in its recent Current Report on Form 8-K filed on December 26, 2017, it reached a manufacturer’s representative agreement with Protec Secure Card, LLC as national distributor for the SmartMetric Biometric Card. Protec Secure Card is a credit card manufacturer (accredited by Visa and MasterCard) who has a long history in sales and marketing of specialist credit card products to banks and other credit card manufacturers in the United States.

In Card Fingerprint Matching and Verification

The SmartMetric Biometric Card incorporates a rechargeable battery. This battery is manufactured by a third party to SmartMetric’s specifications and is unaffiliated with the Company. This battery is embedded inside the card.

The Security Technology Industry – Multi-Function Security Card

SmartMetric has developed a multi-function logical and physical access security card the size and thickness of a standard credit card. Utilizing the small size breakthroughs by the Company in its biometric payments card, SmartMetric has moved forward with a biometric multifunction security, identity and secure access card that can easily fit inside a person’s wallet.

As with the biometric payments card, the SmartMetric security card has an internal rechargeable battery that is used to power the card’s internal processor used in performing a biometric fingerprint scan. All functions and operations of the card are subject to a valid fingerprint scan and match of the card user’s fingerprint.

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

SmartMetric continues to actively promote its biometric card through exhibiting in industry specific conferences and exhibitions. We believe focusing on specific national and international conferences and exhibitions is proving to be a highly effective method of exposing and presenting our products to a large number of industry decision makers. SmartMetric is developing a network of distributors and resellers in various parts of the world to aid and assist in product sales and marketing efforts.

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of approximately $24,866,599 as of December 31, 2017 and anticipate that we will continue to incur additional losses for the foreseeable future. Through December 31, 2017, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $24 million from inception through December 31, 2017. Cash and cash equivalents at December 31, 2017 were $85,377.

We are actively seeking, on an ongoing basis, additional funding to fund our continued operations and sales and marketing programs SmartMetric has funded its activities since 2002 from the sale of equity shares via private placements. While there can be no guarantees of future financings, the Company continues to raise funds through the sale of equity via direct private placements to existing and new shareholders. The Company has not and does not intend to receive funds through structured financings such as convertible notes, debentures or other types of debt financing instruments.

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

All of our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our financial statements, included elsewhere in this Quarterly Report. We have identified the following as our significant accounting policies and estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2017 and 2016

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending December 31, 2017 and 2016, and we do not anticipate generating any revenues during the year ending June 30, 2018. Net loss for the three months ended December 31, 2017 and 2016 were $260,270 and $311,793, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $249,690 and $311,793 during the three months ended December 31, 2017 and 2016, respectively.  The decrease in operating expenses is the result of the following factors.

	Quarter Ended December 31, 2017		Change in 2017 Versus 2016
	2017	2016	$	%

Operating Expenses
Research and development	$24,832	$45,755	$(20,923)	(45.7)%
General and administrative	224,858	266,038	(41,180)	(15.5)%
Total operating expense	$249,690	$311,793	$(62,103)	(19.9)%

Research and Development

Research and development expenses totaled $24,832 and $45,755 for the three months ended December 31, 2017 and 2016, respectively. The decrease of $20,923, or 45.7%, in 2017 compared to 2016 was primarily attributable to decreased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $224,858 and $266,038 for the three months ended December 31, 2017 and 2016, respectively. The decrease of $41,180 or 15.5%, in 2017 compared to 2016 was primarily the result of a decrease in consulting expense. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled $10,580 and $0 for the three months ended December 31, 2017 and 2016, respectively.

	Quarter Ended December 31, 2017		Change in 2017 Versus 2016
	2017	2016	$	%

Interest Expense	10,580	—	(10,580)	(100)%
Total operating expense	$10,580	$—	$(10,580)	(100)%

Interest income (expense)

We had net interest expense of $10,580 in the three months ended December 31, 2017 compared to no net interest expense for the three months ended December 31, 2016. The increase of $10,580 was attributable to interest expenses related to accrued but unpaid salary of our CEO pursuant to an amended and restated employment agreement entered into on July 1, 2017.

Comparison of the Six Months Ended December 31, 2017 and 2016

We did not have revenue for the six months ending December 31, 2017 and 2016, and we do not anticipate generating any revenues during the year ending June 30, 2018. Net loss for the six months ended December 31, 2017 and 2016 were $509,227 and $607,153, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $488,989 and $607,153 during the six months ended December 31, 2017 and 2016, respectively.  The decrease in operating expenses is the result of the following factors.

	Six Months Ended December 31, 2017		Change in 2017 Versus 2016
	2017	2016	$	%

Operating Expenses
Research and development	$41,432	$97,600	$(56,168)	(57.5)%
General and administrative	447,557	509,553	(61,996)	(12.2)%
Total operating expense	$488,989	$607,153	$(118,164)	(19.5)%

Research and Development

Research and development expenses totaled $41,432 and $97,600 for the six months ended December 31, 2017 and 2016, respectively. The decrease of $56,168, or 57.5%, in 2017 compared to 2016 was primarily attributable to decreased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $447,557and $509,553 for the six months ended December 31, 2017 and 2016, respectively. The decrease of $61,996 or 12.2%, in 2017 compared to 2016 was primarily the result of a decrease in consulting expense. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled $20,238 and $0 for the six months ended December 31, 2017 and 2016, respectively.

	Six Months Ended December 31, 2017		Change in 2017 Versus 2016
	2017	2016	$	%

Interest Expense	20,238	—	(20,238)	(100)%
Total operating expense	$20,238	$—	$(20,238)	(100)%

Interest income (expense)

We had net interest expense of $20,238 in the six months ended December 31, 2017 compared to no net interest expense for the three months ended December 31, 2016. The increase of $20,238 was attributable to interest expenses related to accrued but unpaid salary of our CEO pursuant to an amended and restated employment agreement entered into on July 1, 2017.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of approximately $24,866,599 as of December 31, 2017 and anticipate that we will continue to incur additional losses for the foreseeable future. Through December 31, 2017, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $24 million from inception through December 31, 2017. Cash and cash equivalents at December 31, 2017 were $85,377.

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

	Six months ended December 31,		Change in 2017 versus 2016
	2017	2016	$	%

Cash at beginning of period	$51,695	$138,823	$(87,128)	(62.8)%
Net cash used in operating activities	(335,505)	(502,332)	166,827	(33.2)%
Net cash used in investing activities	—	—	—	—
Net cash provided by financing activities	369,187	477,210	108,023	(22.6)%
Cash at end of period	85,377	113,701	28,324	(24.9)%

Net Cash Used in Operating Activities

Net cash used in operating activities was $335,505 and $502,332 for the six months ended December 31, 2017 and 2016, respectively. The decrease of $166,827 in cash used during 2017 compared to 2016 was primarily attributable to decrease in consultant costs.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the six months ended December 31, 2017 and 2016, respectively.

Net Cash Provided by Financing Activities

During the six months ended December 31, 2017, we received net proceeds of $369,187 from the sales of our securities, compared to $477,210 for the six months ended December 31, 2016. The decrease was due to reduced private placement sales. We are actively seeking sources of financing to fund our continued operations and research and development programs.

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

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, due to material weaknesses in our internal control over financial reporting, in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management identified material weaknesses in our internal control over financial reporting related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions.

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

Changes in Internal Controls

During the six months ended December 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold since October 1, 2017. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(a)(2) thereof of the Securities Act of 1933, as amended and Regulation D and Regulation S promulgated thereunder, relating to offers of securities by an issuer not involving any public offering.

●

During the three months ended December 31, 2017, the Company sold for cash 8,319,000 shares of common stock and warrants to purchase: (i) 3,250,000 shares at $0.20 per share and (ii) 1,638,000 shares at $0.50 per share, for net proceeds of $259,362. The warrants expire at various times through December 29, 2019.

During the three months ended December 31, 2017, the Company issued 212,164 shares of common stock for consulting services valued at $15,000, based on the stock price at the time of the respective agreements underlying the services provided.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.         OTHER INFORMATION

On October 12, 2017, the board of directors of the Company approved the SmartMetric, Inc. 2017 Equity Compensation Plan whereby 23,500,000 shares of common stock were authorized for issuance under such plan to employees, directors and consultants. The plan permits the grant of incentive stock options, non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards.

ITEM 6.         EXHIBITS

INDEX TO EXHIBITS

				Incorporated by Reference
		Filed/
Exhibit		Furnished			Exhibit
No.	Description	Herewith		Form	No.	File No.	Filing Date

4.03	Form of Warrant issued to investors between 2015 – 2017			10-K	4.03	000-54853	10/13/17

4.04**	SmartMetric, Inc. 2017 Equity Compensation Plan			10-Q	4.04	000-54853	11/14/17

4.05**	Form of Option Grant under 2017 Equity Compensation Plan			10-Q	4.05	000-54853	11/14/17

4.06**	Form of Restricted Stock Grant under 2017 Equity Compensation Plan			10-Q	4.06	000-54853	11/14/17

4.07**	Form of Restricted Stock Unit Grant under 2017 Equity Compensation Plan			10-Q	4.07	000-54853	11/14/17

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		*

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.0 *

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase					*

101.LAB	XBRL Taxonomy Extension Label Linkbase					*

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Dated: February 9, 2018	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: February 9, 2018	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)