Form 10-Q
period 2018-03-31
SmartMetric, Inc.
filed 2018-05-16
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant was elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 16, 2018, there were 245,438,947 shares issued and outstanding of the registrant’s common stock.

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

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

	March 31,	June 30,
	2018	2017

Assets
Current assets:
Cash	$11,969	$51,695
Receivables	$10,400	$10,400
Prepaid expenses and other current assets	11,267	59,327

Total current assets	33,636	121,422

Other assets:
Patent	200

Total assets	$33,836	$121,422

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$675,356	$616,897
Liability for stock to be issued	169,410	319,118
Deferred Officer salary	631,681	520,848
Related party interest payable	28,907	971
Preferred shares issuable	—	—
Shareholder loan	10,000	4,800

Total current liabilities	1,515,354	1,462,634

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 410,000 shares issued and outstanding	610	410
Common stock, $.001 par value; 300,000,000 shares authorized, 245,438,947 and 226,172,799 shares issued and outstanding, respectively	245,439	226,173
Additional paid-in capital	23,436,311	22,778,252
Accumulated deficit	(25,163,878)	(24,346,047)

Total stockholders’ deficit	(1,481,518)	(1,341,212)

Total liabilities and stockholders’ deficit	$33,836	$121,422

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
Consolidated Statements Of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017

Revenues	$—	$—	$—	$—

Expenses:
Officer’s salary	47,500	47,500	142,500	142,500
Other general and administrative	176,418	154,236	528,974	568,789
Research and development	64,413	48,923	105,845	146,523

Total operating expenses	288,331	250,659	777,319	857,812

Loss from operations before income taxes	(288,331)	(250,659)	(777,319)	(857,812)
Gain on accounts payable settlement	—	—	—	—
Interest expense	(7,698)	—	(27,937)	—
Income taxes	—	—	—	—

Net loss	$(296,029)	$(250,659)	$(805,256)	$(857,812)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	244,132,321	222,891,656	237,906,584	214,467,192

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
Consolidated Statements Of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2018	2017
Net loss	$(805,256)	$(857,812)

Adjustments to reconcile net loss to net cash used in operating activities:
		—
Common stock and warrants issued and issuable for services	—	186,130

Changes in assets and liabilities
Decrease in prepaid expenses and other current assets	48,060	(73,380)
(Decrease) increase in accounts payable and accrued expenses	58,459	(19,508)
Increase (decrease) in discounts taken	—	—
Increase in deferred officer’s salary	110,833	95,000
Increase in accrued interest payable	27,936	—

Net cash used in operating activities	(559,968)	(669,570)

CASH FLOWS FROM INVESTING ACTIVITIES
	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	5,200	(5,500)
Proceeds from sale of common stock	515,042	551,167
Liability for stock to be issued	—	—

Net cash provided by financing activities	520,242	545,667

NET (DECREASE) IN
CASH	(39,726)	(123,903)

CASH
BEGINNING OF PERIOD	51,695	138,823
END OF PERIOD	11,969	14,920
CASH PAID DURING THE PERIOD FOR:
Income taxes	$—	$—
Interest	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of preferred stock and reduction of additional paid in capital for patent	$—	$—
Conversion of Series B Convertible Preferred Stock to Common Stock	$—	$—

See notes to consolidated financial statements.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

SmartMetric, Inc. (“SmartMetric” or the “Company”) was incorporated pursuant to the laws of Nevada on December 18, 2002. SmartMetric is a company engaged in the technology industry. SmartMetric’s main products are a fingerprint sensor activated payments card and a security card with a finger sensor and fully functional fingerprint reader embedded inside the card. The SmartMetric biometric cards have a rechargeable battery allowing for portable biometric identification and card activation. This card is referred to as a biometric card or the SmartMetric Biometric Card.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, as filed with the Securities and Exchange Commission on October 13, 2017, as amended on October 27, 2017.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $805,256 and $857,812 for the nine months ended March 31, 2018 and 2017 respectively, and has an accumulated deficit of $25,163,878 at March 31, 2018. The Company has spent a substantial portion of its time and capital resources in the development of its technology.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions on an annual basis and has determined that as of March 31, 2018 no accrual for uncertain income tax positions is necessary.

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

Prepaid expenses represent the unexpired terms of various consulting agreements as well as advance rental payments. The Company issued common stock and warrants as consideration for consulting services and these shares were valued based on the stock price or computed warrant value at the time of the respective agreements.

NOTE 4 -	COMMITMENTS

Lease Agreement

The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the nine months ended March 31, 2018 and 2017 was $25,589 and $25,120, respectively.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $10,000 and $4,800 at March 31, 2018 and June 30, 2017, respectively. These advances bear interest at the rate of five percent (5%) per annum.

The Company has accrued the amounts of $631,681 and $520,848 at March 31, 2018 and June 30, 2017, respectively, as deferred officer’s salary, for the difference between the Chief Executive Officer’s annual salary and the amounts paid.

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

Class A Common Stock

As of March 31, 2018, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

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

As of March 31, 2018, the Company has 245,438,947 shares of common stock issued and outstanding.

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

●

During the three months ended March 31, 2018, the Company sold for cash 2,850,000 shares of common stock and warrants to purchase: (i) 2,051,250 shares at $0.70 per share and (ii) 929,250 shares at $1.00 per share, for net proceeds of $142,305. The warrants expire at various times through February 21, 2020.

During the three months ended March 31, 2018, the Company issued 508,620 shares of common stock for consulting services valued at $30,000, based on the stock price at the time of the respective agreements underlying the services provided.

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

As of March 31, 2018 and June 30, 2017, the following is a breakdown of the warrant activity:

March 31, 2018:

Outstanding - June 30, 2017	20,276,399
Issued	7,868,500
Exercised	—
Expired	13,639,400
Outstanding - March 31, 2018	14,505,499

June 30, 2017:

Outstanding - June 30, 2016	12,540,199
Issued	15,040,000
Exercised	—
Expired	(7,303,800)
Outstanding - June 30, 2017	20,276,399

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

At March 31, 2018, all of the 14,505,499    warrants are vested and (i) 11,205,499 warrants expire at various times prior to February 2020, (ii) 3,000,000 warrants expire in September 2019, (iii) and 300,000 warrants expire in July 2020.

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

Overview

SmartMetric, Inc. (“SmartMetric” or the “Company”) was incorporated pursuant to the laws of Nevada on December 18, 2002. SmartMetric is a company engaged in the technology industry. SmartMetric has an issued patent covering technology that involves connection to networks using data cards (smart cards and EMV cards). In addition, SmartMetric holds the sole license to five issued patents covering features of its biometric fingerprint activated cards. SmartMetric’s main products are a fingerprint sensor activated payments card and a security card with a finger sensor and fully functional fingerprint reader embedded inside the card. The cards have a rechargeable battery allowing for portable biometric identification and card activation. These cards are herein sometimes referred to as a biometric card or the SmartMetric Biometric Card.

The SmartMetric Biometric Technology and Products

SmartMetric’s Chief Executive Officer and founder, Chaya Hendrick, is the originator and inventor of various miniature biometric activated devices including the SmartMetric biometric fingerprint activated payments card with an embedded fully functional fingerprint reader inside the card the size and thickness of a standard credit card. We believe the SmartMetric biometric payments card provides high level security for credit and debit cards by adding biometric authentication and activation to EMV chip cards currently in use around the world. More than 6 Billion EMV chip debit and credit cards are now in use globally. The SmartMetric biometric payments card has been manufactured to be totally interoperable with the EMV chip card readers and banking infrastructure. Using advanced electronic miniaturization developed by SmartMetric to make its biometric credit/debit cards, the Company has also now developed a multi-functional biometric, identity, building access control and logical network access card.

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

As the Company disclosed in its recent Current Report on Form 8-K filed on December 26, 2017, it reached a manufacturer’s representative agreement with Protec Secure Card, LLC (“Protec Secure Card”) as national distributor for the SmartMetric Biometric Card. Protec Secure Card is a credit card manufacturer (accredited by Visa and MasterCard) who has a long history in sales and marketing of specialist credit card products to banks and other credit card manufacturers in the United States.

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

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of approximately $25,163,878 as of March 31, 2018 and anticipate that we will continue to incur additional losses for the foreseeable future. Through March 31, 2018, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $25 million from inception through March 31, 2018. Cash and cash equivalents at March 31, 2018 were $11,969.

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

All of the Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our financial statements, included elsewhere in this Quarterly Report. We have identified the following as our significant accounting policies and estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending March 31, 2018 and 2017, and we do not anticipate generating any revenues during the year ending June 30, 2018. Net loss for the three months ended March 31, 2018 and 2017 were $296,029 and $250,659, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $288,331 and $250,659 during  the three months ended March 31, 2018 and 2017, respectively. The increase in operating expenses is the result of the following factors.

	Quarter Ended March 31, 2018		Change in 2018 Versus 2017
	2018	2017	$	%

Operating Expenses
Research and development	$64,413	$48,923	$15,490	31.7%
General and administrative	223,918	201,736	22,182	11.0%
Total operating expense	$288,331	$250,659	$38,922	15.5%

Research and Development

Research and development expenses totaled $64,413 and $48,923 for the three months ended March 31, 2018 and 2017, respectively. The increase of $15,490, or 31.7%, in 2018 compared to 2017 was primarily attributable to increased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $223,918 and $201,736 for the three months ended March 31, 2018 and 2017, respectively. The increase of $22,182 or 11.0%, in 2018 compared to 2017 was primarily the result of an increase in consulting expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled $7,698 and $0 for the three months ended March 31, 2018 and 2017, respectively.

	Quarter Ended March 31, 2018		Change in 2018 Versus 2017
	2018	2017	$	%

Interest Expense	7,698	—	(7,698)	(100)%
Total operating expense	$7,698	$—	$(7,698)	(100)%

Interest income (expense)

We had net interest expense of $7,698 in the three months ended March 31, 2018 compared to no net interest expense for the three months ended March 31, 2017. The increase of $7,698 was attributable to interest expenses related to accrued but unpaid salary of our CEO pursuant to an amended and restated employment agreement entered into on July 1, 2017.

Comparison of the Nine Months Ended March 31, 2018 and 2017

We did not have revenue for the nine months ending March 31, 2018 and 2017, and we do not anticipate generating any revenues during the year ending June 30, 2018. Net loss for the nine months ended March 31, 2018 and 2017 was $805,256 and $857,812, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $777,319 and $857,812  during the nine months ended March 31, 2018 and 2017, respectively. The decrease in operating expenses is the result of the following factors.

	Nine Months Ended March 31, 2018		Change in 2018 Versus 2017
	2018	2017	$	%

Operating Expenses
Research and development	$105,845	$146,523	$(40,678)	(27.8)%
General and administrative	671,474	711,289	(39,815)	(5.6)%
Total operating expense	$777,319	$857,812	$(80,493)	(9.4)%

Research and Development

Research and development expenses totaled $105,845 and $146,523 for the nine months ended March 31, 2018 and 2017, respectively. The decrease of $40,678, or 27.8%, in 2018 compared to 2017 was primarily attributable to decreased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $671,474 and $711,289 for the nine months ended March 31, 2018 and 2017, respectively. The decrease of $39,815 or 5.6%, in 2018 compared to 2017 was primarily the result of a decrease in consulting expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled $27,937 and $0 for the nine months ended March 31, 2018 and 2017, respectively.

	Nine Months Ended March 31, 2018		Change in 2018 Versus 2017
	2018	2017	$	%

Interest Expense	27,937	—	(27,937)	(100)%
Total operating expense	$27,937	$—	$(27,937)	(100)%

Interest income (expense)

We had net interest expense of $27,937 in the nine months ended March 31, 2018 compared to no net interest expense for the nine months ended March 31, 2017. The increase of $27,937 was attributable to interest expenses related to accrued but unpaid salary of our CEO pursuant to an amended and restated employment agreement entered into on July 1, 2017.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of approximately $25,163,878 as of March 31, 2018 and anticipate that we will continue to incur additional losses for the foreseeable future. Through March 31, 2018, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $25 million from inception through March 31, 2018. Cash and cash equivalents at March 31, 2018 were $11,969.

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

	Nine months ended March 31,		Change in 2018 versus 2017
	2018	2017	$	%

Cash at beginning of period	$51,695	$138,823	$(87,128)	(62.8)%
Net cash used in operating activities	(559,968)	(675,070)	115,102	17.1%
Net cash used in investing activities	—	—	—	—
Net cash provided by financing activities	520,242	551,167	(49,925)	(9.4	1)%
Cash at end of period	11,969	14,920	(2,951)	(19.8)%

Net Cash Used in Operating Activities

Net cash used in operating activities was $559,968 and $675,070 for the nine months ended March 31, 2018 and 2017, respectively. The decrease of $115,102 in cash used during 2018 compared to 2017 was primarily attributable to a decrease in consultant costs.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the nine months ended March 31, 2018 and 2017, respectively.

Net Cash Provided by Financing Activities

During the nine months ended March 31, 2018, we received net proceeds of $520,242 from the sales of our securities, compared to $551,167  for the nine months ended March 31, 2018. The decrease was due to fewer sales of the Company’s securities in private placements. We are actively seeking sources of financing to fund our continued operations and research and development programs.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, due to material weaknesses in our internal control over financial reporting, in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management identified material weaknesses in our internal control over financial reporting related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and (iii) a lack of segregation of duties within accounting functions.

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

Changes in Internal Controls

During the nine months ended March 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2017 filed with the SEC on October 13, 2017 and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold since January 1, 2018. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(a)(2) thereof of the Securities Act of 1933, as amended and Regulation D and Regulation S promulgated thereunder, relating to offers of securities by an issuer not involving any public offering.

●

During the three months ended March 31, 2018, the Company sold for cash 2,850,000 shares of common stock and warrants to purchase: (i) 2,051,250 shares at $0.70 per share and (ii) 929,250 shares at $1.00 per share, for net proceeds of $142,305. The warrants expire at various times through February 21, 2020.

During the three months ended March 31, 2018, the Company issued 508,620 shares of common stock for consulting services valued at $30,000, based on the stock price at the time of the respective agreements underlying the services provided.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

10.1	Agreement by and between the Company and Hogier Gartner CIA S.A. dated February 16, 2018		8-K	10.1	000-54853	02/23/18

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.0 *

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Dated: May 16, 2018	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: May 16, 2018	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)