Form 10-K
period 2018-06-30
SmartMetric, Inc.
filed 2018-10-12
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

☐  Yes  ☒  No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. { }

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $9,598,786.14 computed by reference to the closing price of the registrant’s common stock as quoted on the OTCQB maintained by OTC Markets, Inc. on June 30, 2018 (which was $0.06 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of October 2, 2018, there were 254,650,085 shares of common stock, par value $0.001 issued and outstanding.

FORWARD LOOKING STATEMENTS

In this annual report, references to “SmartMetric, Inc.,” “SmartMetric,” “SMME,” “the Company,” “we,” “us” and “our” refer to SmartMetric, Inc. Also, any reference to “common shares,” or “common stock” refers to our $0.001 par value common stock. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.001 par value Series B Convertible Preferred Stock.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. These statements are not a guarantee of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, our ability to:

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

The SmartMetric Biometric Technology and Products

SmartMetric’s founder, Chaya Hendrick is the originator and inventor of various miniature biometric activated devices including the SmartMetric biometric fingerprint activated payments card with an embedded fully functional fingerprint reader inside the card. The card is the size and thickness of a standard credit card. The SmartMetric biometric payments card provides for high level security for credit and debit cards by adding biometric authentication and activation to Europay, MasterCard and Visa (“EMV”) chip cards in use around the world. The SmartMetric biometric payments card has been manufactured to be totally interoperable with existing EMV chip card readers, ATMs as well as banking payments infrastructure. Using the advanced electronic miniaturization by SmartMetric to make its biometric credit/debit cards the Company has also turned its attention to creating a multi-functional biometric building access control and logical network access card. Since July 1, 2018, SmartMetric has commenced efforts towards creating a biometric health insurance card with memory for storing a person’s medical files as well as assisting in fighting medical fraud by using the card to provide in-card biometric identity validation.

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

There are over seven (7) billion EMV chip cards used by banks around the world for credit cards, ATM cards and debit cards according to EMVco. SmartMetric sees this existing user base as a natural market for its advanced biometric activated card technology for the credit and debit card market. SmartMetric has established a network of card manufacturers and technology distributors to market its in-card biometric products to card issuing banks and in the case of the SmartMetric biometric security card, to businesses.

SmartMetric has completed development of its biometric card and is now actively marketing its card to major card issuing banks throughout the world in partnership with established card distributors and dealers.

We believe the SmartMetric biometric payments card, with a built-in rechargeable battery and EMV banking industry contact interface chip (which activates following a fingerprint match on the card), is the first of its kind in the world.

THE SMARTMETRIC BIOMETRIC IN-CARD FINGERPRINT READER PAYMENTS CARD

The SmartMetric biometric fingerprint activated card has several functions:

●	The card-holder’s fingerprint is stored inside the card and NOT on a central computer;

●	Interoperable with existing smart card, EMV ATM and Retail Point Of Sale Machines;

●	The fingerprint sensor facilitates instant authorization and card user verification;

●	Self-powered with an internal rechargeable battery allowing for instant fingerprint scan and activation prior to the card being inserted into a card reader or ATM;

●	In-card biometric measurement storage safeguards personal information; and

●	In-card biometric storage permits access, identity and transaction control verification.

The SmartMetric Biometric Card contains active and passive components mounted onto a paper-thin circuit board, reducing a powerful Cortex processor (along with many other complex computer components, including memory chips) to very thin components. The process of mounting these components on the thin board has required significant innovations in electronic manufacturing processes.

The SmartMetric biometric card could be a leading-edge solution in the identity and access control market. Unlike a picture-based identification system, the SmartMetric biometric card has been designed to operate exclusively with the registered user. And unlike biometric security systems where the biometric information is stored at a central location, the Company believes that security is significantly increased during the verification process since the biometric information is embedded in the card itself, in a memory chip protected by encryption so there is no biometric data is travelling over a network. The built-in fingerprint scanner is designed to activate the card. Without a match with the encrypted fingerprint already stored in the card, the SmartMetric Biometric card will not operate.

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

The SmartMetric access control and identity biometric card is a card that authorized persons will carry with them and activate to obtain access. Such activation will take place by placing a finger on a fingerprint sensor on the surface of the card. The SmartMetric biometric cards are designed to be read by both contact and contactless card acceptor devices. For contact card acceptor devices, the device must touch a chip mounted on the surface of the biometric card. This contact allows the card to transmit data to the reading device. For contactless acceptor devices, a radio frequency signal will be sent from the card to a radio frequency signal receiver in the acceptor device. In both types of card reading devices, the activation signal is sent only when there has been a positive match of the person’s fingerprint by the card’s fingerprint sensor. The card reader devices are standard smartcard readers available from a variety of third parties.

The memory and computational capacities of the biometric card are used to store a user’s fingerprint(s). The computational capacity is used to process a digitized image from the fingerprint sensor to confirm a match (or no match) with the fingerprint template. Additional computational processes such as increased cryptography will depend on the requirements of specific customers.

THE SMARTMETRIC BIOMETRIC IN-CARD FINGERPRINT READER PAYMENTS CARD

The SmartMetric biometric fingerprint activated card has several functions:

IN CARD FINGERPRINT MATCHING AND VERIFICATION

The SmartMetric Biometric card incorporates a rechargeable, lithium polymer battery. This battery is rechargeable, very thin and has been designed by SmartMetric to fit inside the SmartMetric fingerprint credit card sized card. This battery is manufactured by a third party unaffiliated with the Company to SmartMetric’s specifications. This battery is embedded inside the card.

Other components needed for manufacture of the SmartMetric Biometric Card include, but are not limited to, sensors, microchips, memory chips and processor chips. The sources and availability of these materials are numerous, readily available and should not affect the ability of SmartMetric to meet future demand. However, SmartMetric does engineer a number of important components at silicon level to achieve the component size required to fit inside a credit card. Both the supply of memory and processors in silicon wafers may be interrupted at any time based on global silicon supply/demand issues and the engineering of silicon by SmartMetric may also cause end component supply problems from time to time which may affect production and sale of the Cards. We have not experienced component supply issues to date and the Company, as a matter of policy, has alternative component sources.

The biometric card has been designed to offer the option of a built-in radio frequency transmitter for contactless long-range access and identity verification. Another version of the card incorporates a short-range RFID contactless chip that is also turned off and on using the card users fingerprint verification.

The thinness form factor of many of the components including the processor itself, being an unpackaged wafer of silicon, has also resulted in the Company having to develop its own process for high volume electronic assembly. The Company has also successfully overcome the challenge of developing a process of encapsulating the electronics in plastic to create the credit card sized biometric fingerprint activated card.

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

The Security Technology Industry

SmartMetric Biometric Multi-Function Security Card

SmartMetric has developed a multi-function logical and physical access security card this size and thickness of a standard credit card. Utilizing the small size breakthroughs by the Company in its biometric payments card development, SmartMetric has successfully developed a biometric security card that can easily fit inside a person’s wallet.

As with the biometric payments card, the SmartMetric security card has an internal rechargeable battery that is used to power the card’s internal processor used in the biometric fingerprint scan. All functions and operations of the card are subject to a valid fingerprint scan and match of the card user.

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

The process of identity authentication typically requires that a person present for comparison with one or more of the following factors:

●	Something known such as a password, PIN or mother’s maiden name;
●	Something carried such as a token, card, or key; or
●	something physical such as fingerprint, voice pattern, signature motion, facial shape or other biological or behavioral characteristic.

Comparison of biological and behavioral characteristics has historically been the most reliable and accurate of the three factors but has also been the most difficult and costly to implement into a single product that can automatically verify the identity of a user accessing a computer network or the Internet. However, recent advances in biometric collection technologies (both biometric hardware products and their associated processing software) have increased the speed and accuracy and reduced the cost of implementing biometrics in commercial environments. Management believes that individuals, website operators, government organizations, and businesses will increasingly use this method of identity authentication.

Biometrics refers to the automatic identification of a person based on his/her physiological or behavioral characteristics. This method of identification is preferred over traditional methods involving passwords and personal identification numbers (“PINs”) for two reasons: (i) the person to be identified is required to be physically present at the point of identification to be identification; and (ii) identification based on biometric techniques obviates the need to remember a password or carry a token. By replacing PINs, biometric techniques can potentially prevent unauthorized access to or fraudulent use of cellular phones, Biometric cards, desktop PCs, workstations and computer networks. It can be used during transactions conducted via telephone and Internet (e-commerce and e-banking). In automobiles, biometrics could replace keys-less entry devices. The SmartMetric fingerprint activated credit card that has the fingerprint encased inside the credit card has been developed to replace the less secure PIN’s for credit and debit cards.

PINs and passwords may be forgotten, may be hacked and token-based methods of identification, e.g., passports and driver’s licenses, may be forged, stolen or lost. Various types of biometric systems are being used for real-time identification, with the most popular based on facial recognition and fingerprint matching. Other biometric systems utilize iris and retinal scanning, speech, facial thermograms and hand geometry. Of the biometric options available to work with a credit or debit card, fingerprint scanning is the only biometric methodology that has been successfully reduced in size to fit inside such cards.

A biometric system is essentially a pattern recognition system, which makes a personal identification by determining the authenticity of a specific physiological or behavioral characteristic possessed by the user. An important issue in designing a practical system is to determine how an individual is identified.

There are two different ways to resolve a person’s identity; verification and identification. Verification (Am I whom I claim I am?) involves confirming or denying a person’s claimed identity. In identification, one has to establish a person’s identity (Who am I?).

As stated above, the SmartMetric fingerprint biometric card has been designed as a credit-card sized card embedded with an integrated circuit, contact chip and biometric fingerprint sensor. The SmartMetric card has been designed to provide not only memory capacity, but also computational capability along with secure non-refutable identification of the user. We believe that the self-containment of SmartMetric’s card makes it substantially resistant to attack, as it will not need to depend upon vulnerable external resources. Because of this characteristic, we expect that the SmartMetric biometric card may be used in different applications, which require strong security protection and authentication.

The physical structure of a card is specified by the International Standards Organization (“ISO”). Generally, this structure is made up of three elements: (i) the plastic card, which is the most basic one and has the dimensions of 85.60mm x 53.98 x 0.80mm; (ii) an electronic circuit board inlay; and (iii) a contact chip that are embedded in the card.

The SmartMetric card has been designed to conform to ISO standards. The electronic circuit inlay is a part of, and not distinct from, the biometric card.

The communication line between the card and ATMs and other standard Smart Card reading devices is bi-directional serial transmission, which conforms to ISO standards. Card commands and input data are sent to the chip that responds with status words and output data upon the receipt of these commands and data. Information is sent in half duplex mode (transmission of data is in one direction at a time). This protocol, together with the restriction of the bit rate, is designed to prevent data attack on the card. Other data protection systems are utilized inside the card including advanced encryption.

In general, the size, the thickness and bend requirements for the biometric card were designed to protect the card from being spoiled physically.

Sales and Marketing

SmartMetric has engaged distributors and dealers in both North and South America.

The Company is now actively marketing its biometric EMV chip card to banks and financial institutions within the United States, South America and Europe. The Company also has sales representation in Australia

Manufacturing

The Company designs and develops its technology. It uses various companies to make and supply components that make up the SmartMetric biometric card. Current production capacity is approximately 250,000 cards per week.

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

Patents

SmartMetric biometric card is protected by five (5) USPTO issued patents. Other patents are pending. Our technology is also dependent upon unpatented trade secrets. However, trade secrets are difficult to protect. In an effort to protect our trade secrets, we have a policy of requiring our employees, consultants and advisors to execute non-disclosure agreements. The principal shareholder of SmartMetric and technology inventor, Chaya Hendrick, through various corporate investment vehicles and companies also owns other technologies, patents, and has financial interest in other technology companies. Chaya Hendrick, under an executed employment agreement is not subject to any restriction on using and owning any technology, methodology, process or invention created by Chaya Hendrick.

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

Banking Industry Self-Regulation

The EMV chip used in chip cards are subject to licensing and testing by the banking-controlled body called EMVco. EMVco is an acronym standing for Europay, MasterCard and Visa. These international payments card networks were the founding parties of EMVco.

Individual payments networks such as Visa, Mastercard, Europay, American Express, Union Pay Dinners and JCB all have their own individual licensing and testing standards and processes. SmartMetric is engaging with one of these significant global payments networks for both licensing, testing and approval.

Research and Development

Our research and development program is focused on ongoing development of new products built on our existing biometric card. We continue to refine our technology and develop further improvements to our biometric card products. We have finalized our first biometric EMV payments card product. We have also concluded the design and electronic engineering for our soon-to-be released multi-function security and access control biometric cards. Research and development will continue as the Company continues to innovate and develop new biometric card-based products. Future biometric card-based products the Company is now working on, include but are not limited to: (a) health insurance card with stored in-card medical records; (b) national identity card; and (c) drivers’ licenses.

The Company has developed and is continuing to develop its own embedded systems and application software that works with the SmartMetric Biometric Card. This development software and systems and ongoing electronic design and development requires the company to continue to expend time and financial resources on significant software development. Currently, the Company has electronic and software engineers working in Tel Aviv, Israel and Buenos Aires, Argentina.

Competition

Various potential competitors have announced products similar to that of SmartMetric’s. It is understood that announced require a person to hold their finger on the cards fingerprint sensor while it is in a card reader. Unlike the SmartMetric biometric card that is powered from its own internal rechargeable battery, this other type of card does not allow the card to be used in most restaurants that need to take the card away from the table for processing at the checkout. It also does not allow their other type of card to be used at the vast majority of ATM’s.

Employees

As of the date of this annual report, we have one full time employee, our Chief Executive Officer and President, Chaya Hendrick. We primarily use direct contract hires in administration and engineering, as is common in the information technology world. All work product developed by all of our engineers remains the intellectual property of SmartMetric. Engineers who work for SmartMetric under contract are primarily based in Tel Aviv, Israel. Some software engineering is conducted in Buenos Aires, Argentina.

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

Risks Related to Our Financial Position and Need to Raise Additional Capital

We have a limited operating history as a company and may not be able to effectively operate our business.

Our limited staff and operating history mean that there is a high degree of uncertainty regarding our ability to:

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

From inception through June 30, 2018, we have raised approximately $25,000,000 million through the sale of our securities. During this same period, we have recorded an accumulated deficit of approximately $25,996,910 million. Our net losses for the two most recent fiscal years ended June 30, 2018, and 2017 were $1,641,788 and $1,086,091, respectively. We have never made any sales and have never generated revenues and we anticipate none will be generated for the foreseeable future. We expect to incur significant operating losses for the foreseeable future as we continue the development of our products. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely source of such additional capital is the sale of our securities. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

To date, we have generated only losses, which are expected to continue for the foreseeable future.

For the years ended June 30, 2018 and 2017, we incurred a net loss of $1,641,788 and $1,086,091, respectively. We may not be able to achieve expected results, including any guidance or outlook it may provide from time to time.

We may continue to incur losses and may be unable to achieve profitability. We cannot assure you that our net losses and negative cash flow will not accelerate and surpass our expectations nor can we assure you that we will ever generate any net income or positive cash flow.

We may not be able to continue as a going concern if we do not obtain additional financing by December 31, 2018.

Since our inception, we have funded our operations primarily through the sale of our securities. Our cash and cash equivalents balance at June 30, 2018 was $4,427. Based on our current expected level of operating expenditures, we expect to only be able to fund our operations through the second quarter (ending December 31, 2018) of fiscal year ending June 30, 2019, at which time we will need additional capital. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our June 30, 2018 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past December 31, 2018. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

As of June 30, 2018, we owe Chaya Hendrick, our CEO, $663,348 in deferred salary, of which the failure to pay could result in Chaya Hendrick’s termination of employment, the result of which would materially harm our business.

We currently have not paid $663,348 in salary owed to Chaya Hendrick pursuant to Chaya Hendrick’s employment agreement outstanding with us as of June 30, 2018. While Chaya Hendrick continues to support the Company and continues to operate as its CEO, President and chairman of the Board of Directors, there can be no assurances that this will continue if we fail to back salaries and future salary owed. Additionally, as of July 1, 2017, all prior and future deferred salary owed will bear interest at a rate of 5% per annum. In the event Chaya Hendrick terminates employment for lack of payment, the Company believes such loss would cause irreparable harm to our product development and would materially harm our business prospects. Additionally, there can be no assurances that Chaya would not attempt to foreclose on our assets in order to satisfy such debt obligations.

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

We depend on the continued employment of our President and CEO, Chaya Henrick and technical contracted personnel. If any of these key personnel were to leave and not be replaced with sufficiently qualified and experienced personnel, our business could be adversely affected. In particular, our current strategy to penetrate the market for contactless logical access identification and transaction solutions is heavily dependent on the vision, leadership and experience of our President and CEO, Chaya Hendrick.

Our continued success will depend, to a significant extent, upon the performance and contributions of Chaya Henrick and upon our ability to attract motivate and retain highly qualified management personnel and employees. We depend on Chaya Henrick to effectively manage our business in a highly competitive environment. If one or more of our key officers join a competitor or form a competing company, we may experience interruptions in product development, delays in bringing products to market, difficulties in our relationships with customers and loss of additional personnel, which could significantly harm our business, financial condition, operating results and projected growth.

We currently employ a part-time Chief Financial Officer, Mr. Jay Needelman, who is also a member of the Company’s Board of Directors. The loss of services of any of our key management personnel, whether through resignation or other causes, the reduced services of our part-time Chief Financial Officer, or the inability to attract qualified personnel as needed, could prevent us from adequately executing our business strategy.

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

Our intent is to market and sell our products primarily to the private sector while addressing emerging applications that have not yet reached a stage of mass adoption or deployment. The market for some of these solutions (electronic biometric fingerprinting) is at an early stage of deployment in the private sector compared to other forms of services that try to identify a person through simpler means (by their name, social security number, etc.) Additionally, we have a strategy of expanding sales of existing products into new geographic markets. Our target market initially will be South America and Australia. In the event that we are unable to adequately develop our applications or gain traction in these emerging markets, or that the cost of the foregoing is too great, our business may be harmed.

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

Some or all of our patent applications may not issue as patents, or the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors, if any, may be challenged and subsequently narrowed, invalidated or circumvented. Patent litigation is widespread in our industry and could harm our business. Litigation might be necessary to protect our patent position or to determine the scope and validity of third-party proprietary rights. If we choose to go to court to stop someone else from using the inventions claimed in our patents, that individual or company would have the right to ask the court to rule that such patents are invalid and/or should not be enforced against that third party. These lawsuits are costly and we may not have the required resources to pursue such litigation or to protect our patent rights. In addition, there is a risk that the court might decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court could refuse to stop the other party on the grounds that such other party’s activities do not infringe on our rights contained in these patents.

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

In the event that our SmartMetric Biometric Card does not gain acceptance/approval amongst the large card issuing institutions in the United States and abroad, our cards will not be provided for use to customers. We currently have no plans to open our own bank/credit card issuing institution and accordingly, we plan to rely on our ability to have our products accepted within the banking/credit card industries. Our failure to do so will have a material impact on our ability to generate revenues and continue to operate our business.

Risks Relating to the Development and Manufacturing of Our Products

We currently rely on third party manufacturers and suppliers for certain components of our product; with such parties being, to some extent, outside of our control.

We currently have limited internal manufacturing capability and intend to rely on third party contract manufacturers or suppliers for the foreseeable future. Accordingly, factors outside of our control may result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our manufacturing and product development plans. Should we be forced to manufacture our proposed products, we cannot give any assurance that we would be able to develop internal manufacturing capabilities. In the event that we seek third party suppliers or alternative manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event could materially impact our business prospects and could delay the development and manufacturing of our products. Moreover, we cannot give any assurance that the contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost-effective manner or in accordance with our specifications.

We have a limited number of suppliers of key components and may experience difficulties in obtaining components for which there is significant demand, which would materially impact our business prospects.

We rely upon a limited number of suppliers for some key components of our products. Our reliance on a limited number of suppliers may expose us to various risks including, without limitation, an inadequate supply of components, price increases, late deliveries and poor component quality. In addition, some of the basic components we use in our products, such as biometric fingerprint devices and various smart card technologies may at any time be in great demand. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered more significant volumes of those components, or in higher prices being charged for components. Disruption or termination of the supply of components or software used in our products could delay shipments of these products. The following delays/factors from our third-party suppliers could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers:

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

We are authorized under our certificate of incorporation to issue up to 305,000,000 shares consisting of 300,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2018, we have issued and outstanding 249,147,547 shares of common stock and 610,000 shares of Series B Convertible Preferred Stock that are convertible into 30,500,000 shares of common stock at the election of the holder. Additionally, we have 14,842,583 shares of common stock reserved upon the exercise of outstanding purchase warrants. Accordingly, as of June 30, 2018 we are entitled to issue up to 50,852,453 additional shares of common stock, and 4,390,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

It is likely that we will issue additional securities to raise capital in order to further our business plans. It is also likely that we will issue additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services. Any issuances could be made at a price that reflects a discount to, or a premium from, the then-current market price of our common stock. These issuances would dilute the percentage ownership interest of our current shareholders, which would have the effect of reducing your influence on matters on which our stockholders vote and might dilute the net tangible book value per share of our common stock.

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

Our CEO and Chairman, as the sole holder of our Series B Convertible Preferred Stock, controls our company.

Chaya Hendrick, our CEO and Chairman, holds (via shares in her name or shares in the name of an entity she controls - Applied Cryptography, Inc. (“ACI”)) all 610,000 shares of Series B Convertible Preferred Stock outstanding. The outstanding shares of Series B Convertible Preferred Stock are entitled to vote on any matter with the holders of Common Stock voting together as one (1) class and shall have that number of votes (identical in every other respect to the voting rights of the holder of common stock entitled to vote at any regular or special meeting of Stockholders) equal to that number of common shares which is not less than 51% of the vote required to approve any action, which Nevada law provides may or must be approved by vote or consent of the common shares or the holders of other securities entitled to vote, if any. Each share of Series B Convertible Preferred Stock is convertible, at the option of the holder, into fifty (50) shares of Common Stock upon the satisfaction of certain conditions and for purposes of determining a quorum of a shareholder meeting, the outstanding shares of Series B Convertible Preferred Stock shall be deemed the equivalent of 51% of all shares of the Company’s Common Stock entitled to vote at such meetings. Accordingly, Ms. Hendrick can (without the approval of our other shareholders) elect our entire Board of Directors and determine the outcome of various matters submitted to shareholders for approval, including fundamental corporate transactions. Voting control by Ms. Hendrick may discourage certain types of transactions involving an actual or potential change in control of us, including transactions in which the holders of our common stock might receive a premium for their shares over prevailing market prices.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2018 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with the assessment described above, management identified control deficiencies that represent a material weaknesses at June 30, 2018. See “Item 9A. Controls and Procedures” for more detailed discussion.

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

Our principal office is located at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109. We currently lease this property at a rate of approximately $1,100 per month. We believe that our existing office facility is adequate for our current needs and that additional space will be available if and when needed.

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

Market Information

Our common stock is quoted on the over-the-counter on the Over-the-Counter (“OTC”) Bulletin Board. The range of high and low bid quotations for the quarters of the last two years ended June 30, 2018 is listed below. The quotations are taken from the OTCQB and OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	Low	High
	$	$
Quarter Ended September 30, 2016	0.04	0.09
Quarter Ended December 31, 2016	0.06	0.09
Quarter Ended March 31, 2017	0.06	0.16
Quarter Ended June 30, 2017	0.06	0.08
Quarter Ended September 30, 2017	0.06	0.08
Quarter Ended December 31, 2017	0.04	0.06
Quarter Ended March 31, 2018	0.05	0.07
Quarter Ended June 30, 2018	0.05	0.06

As of October 2, 2018, we had 1,100 shareholders of record of our common stock, including the shares held in street name by brokerage firms.

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

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold since July 1, 2016. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(a)(2) thereof of the Securities Act of 1933, as amended and Regulation D and Regulation S promulgated thereunder, relating to offers of securities by an issuer not involving any public offering. Where not otherwise stated, all warrants have expired.

●	During the three months ended September 30, 2016, the Company sold, for net proceeds of $155,991, units consisting of an aggregate of (i) 3,130,000 shares, (ii) warrants to purchase 1,956,250 shares at $0.70 per share, and (iii) warrants to purchase 985,950 shares at $1.00 per share. The warrants have all expired and no warrants were exercised.

●	During the three months ended September 30, 2016, the Company issued an aggregate of 1,669,633 shares for consulting services valued at $84,400, based on the stock price at the time of the respective agreements underlying the services provided.

●	During the three months ended December 31, 2016, the Company sold, for net proceeds of $272,904, units consisting of an aggregate of (i) 5,470,000 shares, (ii) warrants to purchase 3,418,750 shares at $0.70 per share, and (iii) warrants to purchase 1,723,050 shares at $1.00 per share. The warrants have all expired and no warrants were exercised.

●	During the three months ended December 31, 2016, the Company issued an aggregate of 5,000,000 shares for consulting services valued at $550,000 based on the stock price at the time of the respective agreements underlying the services provided.

●	During the three months ended March 31, 2017, the Company sold, for net proceeds of $127,247.50, units consisting of an aggregate of (i) 2,550,000 shares, (ii) warrants to purchase 1,593,750 shares at $0.70 per share, and (iii) warrants to purchase 803,250 shares at $1.00 per share. The warrants have all expired and no warrants were exercised.

●

During the three months ended March 31, 2017, the Company issued an aggregate of 2,423,000 shares of common stock for consulting services valued at $283,955, based on the stock price at the time of the respective agreements underlying the services provided.

●	During the three months ended June 30, 2017, the Company sold, for net proceeds of $242,157, units consisting of an aggregate of (i) 7,450,000 shares, (ii) warrants to purchase 3,031,250 shares at $0.70 per share, and (iii) warrants to purchase 1,527,750 shares at $1.00 per share. The warrants expire at various times through October 20, 2018.

●	On September 11, 2017, we received a license to certain patents from Chaya Hendrick, our founder and CEO, related to our technologies until the expiration of the patents. As consideration, we issued Chaya Hendrick, or her assigns, (i) 200,000 shares of Series B Convertible Preferred Stock, (ii) a royalty equal to 5% of gross revenues derived from products sold related to the patents, and (iii) certain minimum required payments beginning at $50,000 and doubling each year thereafter. The Series B Convertible Preferred Shares may be converted at the election of holder on a basis for 50 common shares for each preferred share at any time or an aggregate of 10,000,000 common shares in exchange for all 200,000 preferred shares.

●

During the three months ended September 30, 2017, the Company sold for cash 2,500,000 shares of common stock and warrants to purchase: (i) 1,437,500 shares at $0.70 and $0.20 per share and (ii) 724,500 shares at $1.00 and $0.50 per share, for net proceeds of $114,625. The warrants expire at various times through September 28, 2019.

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

●

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

●	During the three months ended March 31, 2018, the Company issued 508,620 shares of common stock for consulting services valued at $30,000, based on the stock price at the time of the respective agreements underlying the services provided.

●

During the three months ended June 30, 2018, the Company sold for cash 2,646,100 shares of common stock and warrants to purchase: (i) 1,536,625 shares at $0.70 per share and (ii) 774,459 shares at $1.00 per share, for net proceeds of $119,738. The warrants expire at various times through June 15, 2020.

●	During the three months ended September 30, 2018, the Company sold for cash 4,624,153 shares of common stock for net proceeds of $145,770 and warrants to purchase (i) 3,699,988 shares at $0.25, (ii) 60,000 shares at $0.30, (iii) 30,000 shares at $0.50, (iv) 301,875 shares at $0.70 and (v) 151,970 shares at $1.00.

Item 6.	Selected Financial Data.

Not Applicable as we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the year ended June 30, 2018 and June 30, 2017.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

To date, we have devoted a substantially all of our efforts and financial resources to the development of our SmartMetric BioMetric Card. Since our inception in 2002, we have generated no revenue from product sales and have funded our operations principally through the private sales of our equity securities. We have never been profitable and, as of June 30, 2018, we had an accumulated deficit of approximately $25,996,910. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our technologies and advance them to market.

Our cash and cash equivalents balance at June 30, 2018 was approximately $4,427, representing 18.6% of total assets. Notwithstanding our recent capital raises, based on our current expected level of operating expenditures, we expect to be able to fund our operations into the quarter beginning January 1, 2019. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Going Concern

Our auditors’ report on our June 30, 2018 financial statements expressed an opinion that there is a substantial doubt about our ability to continue as a going concern.

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

Result of Operations

Year Ended June 30, 2018 Compared to the Year Ended June 30, 2017

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the years ending June 30, 2018 and 2017. We do not anticipate generating any revenues during the year ending June 30, 2019. Net loss for the years ended June 30, 2018 and 2017 were $1,641,788 and $1,086,091, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $1,002,704 and $1,159,416 during the years ended June 30, 2018 and 2017, respectively.  The decrease in operating expenses is the result of the following factors.

	Year Ended June 30,		Change in 2018 Versus 2017
	2018	2017	$	%

Operating Expenses
Research and development	$129,375	$196,454	$(67,079)	(34.1)%
General and administrative	683,329	772,962	(89,633)	(11.6)%
Officer salary	190,000	190,000	—	(0%)
Total operating expense	$1,002,704	$1,159,416	$(156,712)	(13.5)%

Research and Development

Research and development expenses totaled $129,375 and $196,454 for the years ended June 30, 2018 and 2017, respectively. The decrease of $67,079, or 34.1%, in 2018 compared to 2017 was primarily attributable to a decrease in engineering costs.

Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $683,329 and $772,962 for the years ended June 30, 2018 and 2017, respectively. The decrease of $89,633 or 11.6%, in 2018 compared to 2017 was primarily the result of a decrease in consulting expenses.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Officer salary totaled $190,000 for the years ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of approximately $25,996,910 as of June 30, 2018 and anticipate that we will continue to incur additional losses for the foreseeable future. Through June 30, 2018, we have funded our operations through the private sale of our equity securities and exercise of options and warrants, resulting in gross proceeds of approximately $25 million. Cash and cash equivalents at June 30, 2018 were $4,427.

Our auditors’ report on our June 30, 2018 financial statements expressed an opinion that there is a substantial doubt about our ability to continue as a going concern.

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

	Year Ended Ended June 30,
	2018	2017

Cash at beginning of period	$51,695	$138,823
Net cash used in operating activities	(637,997)	(885,427)
Net cash used in investing activities	—	—
Net cash provided by financing activities	590,729	798,299
Cash at end of period	$4,427	$51,695

Net Cash Used in Operating Activities

Net cash used in operating activities was $637,997 and $885,427 for the years ended June 30, 2018 and 2017, respectively. The decrease of $247,430 in cash used during 2018 compared to 2017 was primarily attributable to lower consulting and legal expenses.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for years ended June 30, 2018 and 2017, respectively.

Net Cash Provided by Financing Activities

During the year ended June 30, 2018, we received net proceeds of $580,529 from the sales of our securities, compared to $798,299 for the year ended June 30, 2017. The decrease was due to reduced private placement sales. We are actively seeking sources of financing to fund our continued operations and research and development programs.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended June 30, 2018 and 2017, together with the reports of the independent registered public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in, or disagreements with accountants on auditing and financial disclosures.

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

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with section 404 of the Sarbanes-Oxley of 2002 (“section 404”). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2018, management identified no significant deficiencies.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Controls

Management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are not effective at that reasonable assurance level.

Changes in Internal Controls

During the fiscal year ended June 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

Item 9B.  Other Information.

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

Name	Age	Position with the Company
Chaya Hendrick	62	President, Chief Executive Officer and Chairman of the Board
Jay M. Needelman, CPA	50	Chief Financial Officer, Director
Elizabeth Ryba	67	Director

CHAYA HENDRICK has been President, Chief Executive Officer and Chairman of the Board of Directors of SmartMetric since the Company’s inception in 2002. C. Hendrick has served as President and CEO of Smart Micro Chip, Inc., an Australian corporation from 2000 to 2002. From 1999 to 2001, C. Hendrick was President and Chief Executive Officer of Smarticom Inc. and FastEcom, Inc., Australian corporations. From 1994 to 1998, C. Hendrick served as executive officer of Applied Computing Science (Australia), an Australian company involved in e-commerce systems, research and development. Ms. Hendrick founded Asset Developments a property development company that created and sold regional residential land subdivisions. The last being a 1,000-acre subdivision named Claire Valley Estates in the Canberra region of Australia. All of the property development projects were funded by C. Hendrick and were financially profitable. C. Hendrick attended Dandenong College in Australia.

We believe Ms. Hendrick is qualified to serve on our Board due to her extensive experience in technology development and as an executive at technology companies.

JAY M.  NEEDELMAN, CPA, has been the Chief Financial Officer and a director of SmartMetric since 2007. Mr. Needelman has over 20 years of experience in public accounting. A 1991 graduate of Florida State University in Tallahassee, Fl, Mr. Needelman began his career in public accounting in Miami, Fl, in 1991. After working for two different firms, Mr. Needelman founded his own firm in late 1992.

We believe Mr. Needelman is qualified to serve on our Board due to his financial expertise.

ELIZABETH RYBA has been a director of SmartMetric since April 5, 2006. From 2015 to the present, Ms. Ryba has been Vice President of Marketing at the Design and Decoration Building in New York, one of the premier destinations for luxury interior design showrooms in the country. From 2006 to 2015, Ms. Ryba had marketing positions at two luxury home decor brands. Ms. Ryba was a promotion director at Hearst Publishing from 2002 through 2005. Between 2001 and 2004, Ms. Ryba was a consultant at Stratus Rewards Credit Cards where she launched a Visa Luxury credit card where points were redeemable on private jets. Between 2000 and 2001, Ms. Ryba worked as a Marketing Consultant for SpaFinder. From 1991 through 1999, Ms. Ryba worked at Master Card where she launched a Smart Card in Australia. Ms. Ryba received her M.S. in Marketing from the University of Illinois, and her B.A. in English from the State University of New York at Stony Brook.

We believe Ms. Ryba is qualified to serve on our Board due to her extensive experience in the credit card industry as well as her extensive experience in marketing in the luxury sector which we believe is a sector to which we may be able to sell our products.

Family Relationships

There are no family relationships among officers or directors of the Company.

Committees of the Board

Our business, property and affairs are managed by or under the direction of the Board. Members of the Board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the Board. We have not previously had an audit committee, compensation committee or nominations and governance committee.

Audit Committee

We currently do not have an acting audit committee, and our Board of Directors currently acts as our audit committee.

Audit Committee Financial Expert

We do not have an audit committee and thus do not have an audit committee financial expert.

Compensation Committee

We do not presently have a compensation committee. Our Board currently acts as our compensation committee.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2018, there were no failures to file such forms in a timely fashion.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Item 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for the fiscal years ended June 30, 2018 and 2017, the compensation earned by each person acting as our Chief Executive Officer and Chief Financial Officer. The Company’s only employee is our Chief Executive Officer.

Name and Principal Position	Fiscal Year Ended	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Chaya Hendrick (President, Chief Executive Officer, Chairman of the Board (1)	2018	$47,500	(2)	-0-	-0-	-0-	-0-	-0-	$142,500	(4)	$190,000
Chaya Hendrick (President, Chief Executive Officer, Chairman of the Board (1)	2017	$63,333	(3)	-0-	-0-	-0-	-0-	-0-	$126,667	(5)	$190,000

Jay Needelman (Chief and Principal Financial Officer, Director) (6)	2018	$15,000		-0-	-0-	-0-	-0-	-0-	-0-		$15,000
Jay Needelman (Chief and Principal Financial Officer, Director) (6)	2017	$15,000		-0-	-0-	-0-	-0-	-0-	-0-		$15,000

(1)	Chaya Hendrick has been President, Chief Executive Officer and director of the Company since inception. This Summary Compensation Table does not include the issuance of 200,000 shares of Series B Convertible Preferred Stock issued to Ms. Hendrick pursuant to an addendum to the employment agreement entered into on 9/30/2015. Each share of Series B Convertible Preferred Stock is convertible into 50 shares of Common Stock. Chaya Hendrick also has a car allowance in her employment agreement which she has forgone for the years ended June 30, 2018 and 2017.

(2)	The Company paid Chaya Hendrick $47,500 for the year ended June 30, 2018 out of her total aggregate salary of $190,000, with the remainder being accrued but unpaid. As of June 30, 2018, the Company has accrued $663,348 of unpaid salary, which includes previously accrued but unpaid salary for periods not covered under this Summary Compensation Table.

(3)	The Company paid Chaya Hendrick $63,333 for the year ended June 30, 2017 out of her total aggregate salary of $190,000, with the remainder being accrued but unpaid. As of June 30, 2017, the Company has accrued $520,848 of unpaid salary, which includes previously accrued but unpaid salary for periods not covered under this Summary Compensation Table.

(4)	Includes $142,500 in accrued but unpaid salary for the year end June 30, 2018. As of June 30, 2018, the Company has accrued $663,348 of unpaid salary, which includes previously accrued but unpaid salary for periods not covered under this Summary Compensation Table.

(5)	Includes $126,667 in accrued but unpaid salary for the year end June 30, 2017. As of June 30, 2017, the Company has accrued $520,848 of unpaid salary, which includes previously accrued but unpaid salary for periods not covered under this Summary Compensation Table.

(6)	Jay Needelman has served as our Chief Financial Officer since 2007. Mr. Needelman receives annual compensation of $15,000 for his services as our Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year End

None.

Chaya Hendrick Employment

Previous Employment Agreement

On July 1, 2012, the Company entered into an employment agreement (the “Prior Agreement”) with Chaya Hendrick, the Company’s Chief Executive Officer that expired on July 1, 2017. Pursuant to the Prior Agreement, Ms. Hendrick received an annual base salary of $190,000 per year. Ms. Hendrick was also entitled to receive a management fee equal to $50,000 per year beginning with the Company’s fiscal year ended June 30, 2012 and each fiscal year thereafter during the term of the Agreement provided that the Company has manufactured its first product. This fee was to increase by 25% per annum at the conclusion of each calendar year and was based on the continued manufacturing and sales of products by the Company. As of the end of the term of the Prior Agreement, no compensation was paid pursuant to this management fee.

Ms. Hendrick was also entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. The Company also provided Ms. Hendrick with the use of an automobile of Ms. Hendrick’s choice at a purchase price not to exceed $60,000. Executive’s employment with the Company was subject to termination at any time, with cause, as such terms are defined in the Prior Agreement.

The Prior Agreement may be terminated on 30 days notice by Ms. Hendrick but may only be terminated by the Company for “cause.” In the event that Ms. Hendrick’s employment was terminated by the Company, the Company was obligated to pay to Ms. Hendrick an amount equal to $350,000 plus salary remaining on the term of the Prior Agreement.

Addendum to Prior Agreement

On September 30, 2015, the Company and Ms. Hendrick entered into an Addendum to the Agreement (the “Addendum”) pursuant to which in consideration for the issuance of 200,000 shares of the Company’s Series B Convertible Preferred Stock, Ms. Hendrick granted the Company the first right to purchase or license any patents (the “Patent Option”) relating to “Smartcards” which Ms. Hendrick (i) shall apply for with the relevant patent authorities during the term of the Agreement, and (ii) are currently applied for with the relevant patent authorities or pending as of the date of the Prior Agreement (the “Patent Rights”). In exchange for the Patent Option the Company agrees, during the term of the Prior Agreement, to pay for any fees and/or expenses related to the application for the Ms. Hendrick’s Patent Rights with the relevant patent authorities, including, but not limited to, legal or filing fees. If, upon the Company’s receipt of notice of any Patent Rights of Ms. Hendrick’s in writing (“Patent Notification”) the parties fail to successfully negotiate and execute a purchase or license agreement as it relates to the Patent Right that is the subject of such Patent Notification within 60 calendar days of the receipt of such Patent Notification, the Ms. Hendrick shall be permitted to retain or transfer the Patent Rights to a third party without any subsequent notice to the Company.

Amended and Restated Employment Agreement

On July 1, 2017, the Company and Ms. Hendrick entered into an amended and restated employment agreement (“Agreement”) with a duration of sixty (60) months. Pursuant to the Agreement, Ms. Hendrick shall receive (i) an annual base salary of $190,000, subject to adjustment at the end of each fiscal year at the discretion of the board of directors, with a minimum increase of 10% per annum for the duration of the term, (ii) an incentive management fee equal to $50,000 upon the Company manufacturing its first product, which shall increase by 25% per annum and based on the continued manufacturing and sales of products by our Company.

Additionally, Ms. Hendrick shall maintain certain rights to initiate, write, invent and / or create inventions separate from SmartMetric, Inc. and to retain the intellectual property rights of such patents, inventions or new products.

The Agreement may be terminated on 30 days notice by Ms. Hendrick but may only be terminated by the Company for “cause.” In the event that Ms. Hendrick’s employment is terminated by the Company for such “cause,” the Company is obligated to pay to Ms. Hendrick an amount equal to $350,000 plus the remaining salary on the term of the Agreement.

Jay Needelman Contract

We currently have an oral agreement with Jay Needelman, our part-time Chief Financial Officer, whereby we pay Mr. Needelman an annual fee of $15,000 for his services, payable in quarterly installments of $3,750.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of October 2, 2018, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Director/Officer	Number of Shares of Common Stock (1)		Percentage of Class (1)
	Directors and Executive Officers

Common Stock	Chaya Hendrick (2) 145 East Harmon Avenue, Unit 19620 Las Vegas, NV 89109	Chief Executive Officer, Chairman of the Board of Directors	89,127,778	(2)	31.26%

Common Stock	Jay Needelman, CPA 520 West 47th Street Miami Beach, FL 33140	Director; Chief Financial Officer	-0-		0%

Common Stock	Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	Director	40,000		* %

	All Executive Officers and Directors as a Group (3 persons)		89,167,778		31.27%

	5% Shareholders

*	Less than one percent (1%)

(1)          In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on October 2, 2018, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) 254,650,085, the total shares of common stock outstanding on October 2, 2018, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of any preferred stock and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)          The 89,127,778 shares of common stock includes (i) 58,627,778 of Common Stock and; (ii) 610,000 shares of Series B Convertible Preferred Stock convertible into 30,500,000 shares of common stock held by Applied Cryptography, Inc. (“ACI”) and / or Chaya Hendrick. The outstanding shares of Series B Convertible Preferred Stock are entitled to vote on any matter with the holders of Common Stock voting together as one (1) class and shall have that number of votes (identical in every other respect to the voting rights of the holder of common stock entitled to vote at any regular or special meeting of Stockholders) equal to that number of common shares which is not less than 51% of the vote required to approve any action, which Nevada law provides may or must be approved by vote or consent of the common shares or the holders of other securities entitled to vote, if any. Each share of Series B Convertible Preferred Stock is convertible, at the option of the holder, into fifty (50) shares of Common Stock upon the satisfaction of certain conditions and for purposes of determining a quorum of a shareholder meeting, the outstanding shares of Series B Convertible Preferred Stock shall be deemed the equivalent of 51% of all shares of the Company’s Common Stock entitled to vote at such meetings. Our Chairman and Chief Executive Officer, has sole voting and dispositive power over all of the shares beneficially owned by ACI.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding disclosure of an employment relationship or transaction involving an executive officer and any related compensation solely resulting from that employment relationship or transaction is incorporated by reference from the section of this Annual Report on Form10-K entitled “Executive Compensation.”

Information related to “Director Independence” is incorporated by reference from the section of this this Annual Report on Form10-K entitled “Directors, Executive Officers, and Corporate Governance.”

Related Party Transactions:

●	Chaya Hendrick, our CEO has made cash advances to the Company periodically in exchange for promissory notes of such face values. As of the years ended June 30, 2018 and 2017, we owed $15,000 and $4,800, respectively. These notes bear interest at 5.00% per annum. We have paid down $10,200 of these cash advances during the year ended June 30, 2018.

●	During the years ended June 30, 2018 and 2017, Chaya Hendrick, our CEO deferred $142,500 and $126,667 in annual salary, respectively. As of June 30, 2018 and 2017, respectively, the Company has accrued the amounts of $663,348 and $520,848 as deferred salary for the difference between Chaya Hendrick’s contractual annual salary and the amounts actually paid. These amounts include previously deferred salary prior to the years ended June 30, 2018 and 2017.

●	On September 30, 2015, we entered into an Addendum to the then existing employment agreement of Chaya Hendrick, pursuant to which in consideration for the issuance of 200,000 shares of the Company’s Series B Convertible Preferred Stock, Chaya Hendrick granted the us the first right to purchase or license any patents (the “Patent Option”) relating to “Smartcards” which the Hendrick (i) shall apply for with the relevant patent authorities during the term of the employment agreement, and (ii) are currently applied for with the relevant patent authorities or pending as of the date of the employment agreement. In exchange for the Patent Option the Company agreed, during the term of the such employment agreement, to pay for any fees and/or expenses related to the application for the such patent rights with the relevant patent authorities, including, but not limited to, legal or filing fees. If, upon our receipt of notice of any patent rights in writing; we and Hendrick fail to successfully negotiate and execute a purchase or license agreement as it relates to such patent rights within 60 calendar days of such receipt, Hendrick shall be permitted to retain or transfer such patent rights to a third party without any subsequent notice to us.

●	On September 11, 2017, we entered into a licensing a royalty agreement with Chaya Hendrick, our founder and CEO, whereby we received a license to certain patents related to our technologies until the expiration of such patents in exchange for the following : (i) the Issuance to Chaya Hendrick of 200,000 Series B Convertible Preferred Shares, (ii) the payment of 5% of gross revenues derived from the sale of products derived from the patents in the future, and (iii) annual payments beginning at $50,000 per annum, increased by 100% of each previous year (offset against 5% gross revenue royalty payments) for the duration of the term of the agreement. The agreement continues until (i) the terms of the licensed patents expire, (ii) we terminate the agreement with notice to Chaya Hendrick, or (iii) Chaya Hendrick terminates the agreement pursuant to a material breach of our duties or payments contained thereunder.

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Type of Fees	Year end June 30, 2018	Year end June 30, 2017

Audit Fees

AMC Auditing, LLC	$15,746	$16,600
Daszkal Bolton, LLC	$2,000	$56,000
Audit Related Fees
Tax Fees	—	—
All Other Fees	$—	2,000
Total Fees	$17,746	$18,600

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

SMARTMETRIC, INC.

Date: October 11, 2018	By:	/s/ Chaya Hendrick
Chaya Hendrick
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Chaya Hendrick	Chief Executive Officer and Director (principal executive officer)	October 11, 2018
Chaya Hendrick

/s/ Jay Needelman	Chief Financial Officer (principal financial and accounting officer) and Director	October 11, 2018
Jay Needelman

/s/ Elizabeth Ryba	Director	October 11, 2018
Elizabeth Ryba

SMARTMETRIC INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Smartmetric, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Smartmetric, Inc. (the “Company”) as of June 30, 2018 and June 30, 2017 and the related statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and June 30, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenues, has negative working capital at June 30, 2018, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AMC Auditing
We have served as the Company’s auditor since 2017

Las Vegas, Nevada

October 5, 2018

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30,	June 30,
	2018	2017

Assets
Current assets:
Cash	$4,427	$51,695
Receivables	$10,400	$10,400
Prepaid expenses and other current assets	8,767	59,327

Total current assets	23,594	121,422

Total assets	$23,594	$121,422

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$730,794	$616,897
Liability for stock to be issued	103,718	319,118
Deferred Officer salary	663,348	520,848
Related party interest payable	40,055	971
Preferred shares issuable	—	—
Shareholder loan	15,000	4,800

Total current liabilities	1,552,915	1,462,634

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 410,000 shares issued and outstanding	610	410
Common stock, $.001 par value; 300,000,000 shares authorized, 249,147,547 and 226,172,799 shares issued and outstanding , respectively	249,148	226,173
Additional paid-in capital	24,217,831	22,778,252
Accumulated deficit	(25,996,910)	(24,346,047)

Total stockholders’ deficit	(1,529,321)	(1,341,212)

Total liabilities and stockholders’ deficit	$23,594	$121,422

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Operations

	Twelve Months Ended June 30, 2018	Twelve Months Ended June 30, 2017

Revenues	$—	$—

Expenses:
Officer’s salary	190,000	190,000
Other general and administrative	683,329	772,962
Research and development	129,375	196,454

Total operating expenses	1,002,704	1,159,416

Loss from operations before income taxes	(1,002,704)	(1,159,416)
Gain on accounts payable settlement	—	74,296
Loss on patent impairment	(600,000)	—
Interest expense	(39,084)	(971)
Income taxes	—	—

Net loss	$(1,641,788)	$(1,086,091)

Net loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	240,133,406	217,274,788

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Cash Flows

	Twelve Months Ended June 30, 2018	Twelve Months Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,641,788)	$(1,086,091)

Adjustments to reconcile net loss to net cash used in operating activities:
	—
Common stock and warrants issued and issuable for services	66,825	185,525
Asset impairment	600,000

Changes in assets and liabilities
Decrease in prepaid expenses and other current assets	50,560	(55,310)
(Decrease) increase in accounts payable and accrued expenses	104,822	(39,690)
Increase in deferred officer’s salary	142,500	126,667
	—	—
Increase in accrued interest payable	39,084	972

Net cash used in operating activities	(637,997)	(867,927)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	10,200	(17,500)
Proceeds from sale of common stock	580,529	798,299

Net cash provided by financing activities	590,729	780,799

NET (DECREASE) IN
CASH	(47,268)	(87,128)

CASH

END OF PERIOD	4,427	51,695
CASH PAID DURING THE PERIOD FOR:
Income taxes	$—	$—
Interest	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of preferred stock and reduction of additional paid in capital for patent	$—	$—
Conversion of Series B Convertible Preferred Stock to Common Stock	$—	$—

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
Consolidated Statements of Changes In Stockholders’ Equity (Deficit)

	Preferred Stock		Class A Common Stock		Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance June 30, 2016	410,000	$410	—	$—	203,735,166	203,735	20,924,635	(23,254,876)	$(2,126,096)

Shares issued of common stock and warrants for services rendered	—	—	—	—	9,352,633	9,352	1,200,802	—	1,210,154

Shares issued of common stock and warrants for cash	—	—	—	—	13,085,000	13,085	652,815	—	665,900

To adjust for prior year expense	—	—	—	—	—	—	—	6,245

Net loss for the period	—	—	—	—	—	—	—	(1,086,091)	(1,086,091)

Balance June 30, 2017	410,000	$410	—	$—	226,172,799	$226,173	$22,778,252	$(24,346,047)	$(1,341,212)

Series B Preferred	200,000	200					599,800		600,000

Shares issued of common stock and warrants for services rendered	—	—	—	—	1,083,648	1,083	65,742	—	66,825

Shares issued of common stock and warrants for cash	—	—	—	—	21,891,100	21,892	774,037	—	795,929

To adjust for prior year expense	—	—	—	—	—	—	—	(9,075)	(9,075)

Net loss for the period	—	—	—	—	—	—	—	(1,641,788)	(1,641,788)

Balance June 30, 2018	610,000	610	—	$—	249,147,547	$249,148	$24,217,831	$(25,996,910)	$(1,529,321)

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $1,641,788 and $1,086,091 for the years ended June 30, 2018 and 2017, respectively, and has incurred a cumulative loss of $25,396,910 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at June 30, 2018 and 2017.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of June 30, 2018 no accrual for uncertain income tax positions is necessary.

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

Patent Impairment

When the carrying balance of the Company’s patent is more than what it could be sold for on the open market and is not recoverable, the Company decreases its value. In determining whether the loss is not recoverable, the Company estimates the sum of the expected cash flows from the use of the patent or its possible sale. If the results in an amount less that the patent’s value on the financial statements, the Company will deem the patent’s carrying value on the balance sheet to be impaired by the amount that the carrying value exceeds the fair market value of the asset. The decrease in the patent’s value will then be included as a loss in the Company’s profit and loss statement.

Expensing Legal Fees In Lieu Of Capitalization

The Company has decided to expense certain legal fees that are related to patents rather than capitalizing these expenses due to negative cash flows, recurring losses from operations and the unpredictability of the Company’s outlook.

Stock Based Compensation Plan

The Company maintains a stock-based compensation plan to attract and retain the best available personnel to fill positions of need, to provide additional incentives to employees and to promote the success of the Company’s business. The plan permits the grant of incentive stock options, non-statutory stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards.

NOTE 3 -	PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements and expire through March 2018, as well as advance rental payments.  These consulting agreements were entered into for the issuance of common stock and warrants and were valued based on the stock price or computed warrant value at the time of the respective agreement.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -	COMMITMENTS

Lease Agreement

The Company utilizes office in Las Vegas, NV on a short-term lease basis. The Company’s main office is located in Las Vegas, NV. Rent expense for the years ended June 30, 2018 and 2017 was $30,947 and $35,880, respectively.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $15,000 and $4,800 as of June 30, 2018 and 2017, respectively. These advances bear interest at 5.00% per annum.

As of June 30, 2018 and June 30, 2017, the Company has accrued the amounts of $663,348 and $520,848, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2018, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 610,000 shares issued and outstanding.

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

In consideration for the assignment of the Patent, the Company issued 200,000 shares of Series B Convertible Preferred Stock. ACI may only convert these shares into common shares (in accordance with the conversion terms noted herein) upon delivering to the Company.

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

During the three months that ended September 30, 2017, the Company issued 200,000 shares of Series B preferred shares to its CEO, Chaya Hendrick, in consideration for grant of exclusive rights to the licensed patent.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Class A Common Stock

As of June 30, 2018, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

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

As of June 30, 2018, the Company had 249,147,547 shares of common stock issued and outstanding.

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

During the three months ended September 30, 2017, the Company sold for cash 2,500,000 shares of common stock and warrants to purchase (i) 1,437,500 shares at $0.70 and $0.20 per share and (ii) 724,500 shares at $1.00 and $0.50 per share, for net proceeds of $114,625.

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

During the three months ended December 31, 2017, the Company issued 212,164 shares of common stock for consulting services valued at $15,000 based on the stock price at the time of the respective agreements underlying the services provided.

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

During the three months ended June 30, 2018, the Company sold for cash 2,646,100 shares of common stock and warrants to purchase: (i) 1,536,625 shares at $0.70 per share and (ii) 774,459 shares at $1.00 per share, for net proceeds of $119,738. The warrants expire at various times through June 15, 2020.

During the three months ended June 30, 2018, the Company issued zero shares of common stock for consulting services.

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

Warrant Activity:

As of June 30, 2018 and 2017, the following is a breakdown of the activity:

June 30, 2018:

Outstanding - beginning of year	20,276,399
Issued	12,341,584
Exercised	—
Expired	(17,775,400)

Outstanding - end of year	14,842,583

June 30, 2017:

Outstanding - beginning of year	12,540,199
Issued	15,040,000
Exercised	—
Expired	(7,303,800)

Outstanding - end of year	20,276,399

At June 30, 2018, all of the 14,842,583 warrants are vested, 11,542,583 warrants expire at various times through July 2020, 3,000,000 warrants expire in September 2019, and 300,000 warrants expire in July 2020.

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

At June 30, 2018 and 2017, deferred tax assets consist of the following:

	2018	2017
Net operating loss carryforward	$6,958,336	$6,779,967
Warrant issuances	—	—
Deferred officer compensation	225,538	177,088
Other	644	1,281
Valuation allowance	(7,184,518)	(6,958,336)
	$—	$—

A reconciliation of the activity related to the liability for gross unrecognized tax benefits related to uncertain tax positions during fiscal 2018 and 2017 is as follows:

	Year ended June 30,
	2018	2017
Balance as of beginning of fiscal year	$0	$192,990
Increases (decreases) related to current and prior year positions	(0)	(192,990)
Balance as of June 30,	$0	$0

SMARTMETRIC INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	INCOME TAXES (CONTINUED)

At June 30, 2018, the Company had a net operating loss carry-forwards in the amount of approximately $21.0 million available to offset future taxable income through 2037, which will begin to expire in 2022. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended June 30, 2018 and 2017 is summarized as follows:

	2018	2017
Tax on income before income tax	34.00%	34.00%
Effect of non-temporary differences	(0.07)%	(0.04)%
Effect of prior year items	—%	—%
Effect of temporary differences	—%	—%
Change in valuation allowance	(33.90)%	(33.96)%
	0.00%	0.00%

The total amount of unrecognized tax benefits can change due to tax examination activities, lapse of applicable statutes of limitations and the recognition and measurement criteria under the guidance related to accounting for uncertainty in income taxes.  The Company does not believe any significant increases or decreases will occur within the next twelve months.

The Company files income tax returns in the United States (“U.S.”) federal jurisdiction.  Generally, the Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years prior to 2014.  The Company does not file in any other jurisdiction and remains open for audit for all tax years as the statute of limitations does not begin until the returns are filed.

NOTE 7 -	LITIGATION

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business.   We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

NOTE 8 -	PATENT IMPAIRMENT

When the carrying balance of the Company’s patent is more than what it could be sold for on the open market and is not recoverable, the Company decreases its value.  In determining whether the loss is not recoverable, the Company estimates the sum of the expected cash flows from the use of the patent or its possible sale.  If the results in an amount less that the patent’s value on the financial statements, the Company will deem the patent’s carrying value on the balance sheet to be impaired by the amount that the carrying value exceeds the fair market value of the asset.  The decrease in the patent’s value will then be included as a loss in the Company’s profit and loss statement.  Using this guideline, the Company recorded a loss from patent impairment during the period ended June 30, 2018 of $600,000.

NOTE 9 -	SUBSEQUENT EVENTS

On July 18, 2018, the Company filed form S-8 with the Securities and Exchange Commission registering an additional 20,000,000 shares of common stock with a par value of $.001, and a proposed maximum offering price per share of $0.06.

On July 19, 2018, the Company entered into a non-exclusive agreement with JH Darbie & Co. on a “best efforts” basis to review the business and financial position of the Company with a view towards possibly participating as a sales agent for the Company in private placement stock sales.

On August 14, 2018 the Company entered into a distribution agreement with General Plastic Corp, S.A. (Argentina), in order to enhance the development of the market and increase sales in the territory.

During the three months ended September 30, 2018, the Company sold for cash 4,624,153 shares of common stock for net proceeds of $145,770 and warrants to purchase (i) 3,699,988 shares at $0.25, (ii) 60,000 shares at $0.30, (iii) 30,000 shares at $0.50, (iv)   301,875 shares at $0.70 and (v) 151,970 shares at $1.00.

INDEX TO EXHIBITS

			Incorporated by Reference
		Filed/
Exhibit		Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date

3.01(i)	Articles of Incorporation of SmartMetric, Inc. filed 12/18/02		SB-2	3.1	333-118801	9/3/04

3.02(i)	Amendment to Articles of Incorporation dated 12/11/09		8-K	3.1	333-118801	12/18/09

3.03(i)	Amendment to Articles of Incorporation dated June 8, 2016		10-K	3.5	000-54853	9/28/16

3.04(i)	Certificate of Designation of Series B Preferred Stock		8-K	3.2	333-118801	12/18/09

3.05(i)	Amendment to Certificate of Designation of Series B Preferred Stock dated 11/5/14		10-Q	3.1	000-54853	11/14/14

3.06(i)	Amendment to Certificate of Designation of Series B Preferred Stock dated 6/8/16		10-K	3.4	000-54853	9/28/16

3.07(ii)	Amended and Restated Bylaws of SmartMetric		8-K	3.1	000-54853	4/26/16

4.01	Common Stock Certificate Specimen		SB-2	4.1	333-118801	9/3/04

4.02	Form of Warrant issued to May 2013 Investor		8-K	4.1	000-54853	5/28/13

4.03	Form of Warrant issued to investors between 2015 – 2017		10-K	4.03	000-54853	10/13/17

4.04*	SmartMetric, Inc. 2017 Equity Compensation Plan		10-Q	4.04	000-54853	11/14/17

4.05*	Form of Option Grant under 2017 Equity Compensation Plan		10-Q	4.05	000-54853	11/14/17

4.06*	Form of Restricted Stock Grant under 2017 Equity Compensation Plan		10-Q	4.06	000-54853	11/14/17

4.07*	Form of Restricted Stock Unit Grant under 2017 Equity Compensation Plan		10-Q	4.07	000-54853	11/14/17

10.01*	Assignment and Assumption Agreement dated 11/12/12 with Applied Cryptography		8-K	10.1	000-54853	11/16/12

10.02	Subscription Agreement with May 2013 Investor		8-K	10.1	000-54853	5/28/13

10.03*	Employment Agreement dated July 1, 2012 with Chaya Hendrick and Addendum dated 9/30/15	8-K	10.8	000-54853	10/5/15
					10/13/17
10.04*	Assignment and Assumption dated 9/3/13 with Applied Cryptography	10-K	10.04	000-54853

10.05	Form of Securities Purchase Agreement with investors used between 2015 - 2017	10-K	10.05	000-54853	10/13/17

10.06*	Employment Agreement with Chaya Hendrick dated July 1, 2017	10-K	10.06	000-54853	10/13/17

10.07*	Issued Patent License and Royalty Agreement dated 9/11/17 with Chaya Hendrick	10-K	10.07	000-54853	10/13/17

10.08*	Jay Needelman Services Agreement	10-K/A	10.01	000-54853	10/27/17

10.09	Manufacturer’s Representative Agreement	8-K	10.01	000-54853	12/26/17

10.10	Agreement by and between the Company and Hogier Gartner CIA S.A. dated February 16, 2018	8-K	10.1	000-54853	2/23/18

10.11	2018 Professional/Consultant Stock Compensation Plan	S-8	10.1	333-226229	1/18/18

14.01	SmartMetric Code of Ethics	SB-2	16.1	333-118801	9/3/04

21.01	Subsidiaries of the Registrant	S-B/A	21.1	333-118801	2/3/05

23.01	Consent of AMC Auditing, LLC	*

31.1/ 31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1/ 32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.