Form 10-Q
period 2018-09-30
SmartMetric, Inc.
filed 2018-11-13
CIK 1301991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant was elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 8, 2018, there were 254,650,085 shares issued and outstanding of the registrant’s common stock.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. These statements are no guarantee of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, our ability to:

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

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30,	June 30,
	2018	2018

Assets
Current assets:
Cash	$11,179	$4,427
Receivables	$10,400	$10,400
Prepaid expenses and other current assets	6,267	8,767

Total current assets	27,846	23,594

Total assets	$27,846	$23,594

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$738,520	$730,794
Liability for stock to be issued	33,319	103,718
Deferred Officer salary	710,848	663,348
Related party interest payable	52,518	40,055
Credit card payable	1,120	—
Shareholder loan	18,000	15,000

Total current liabilities	1,554,325	1,552,915

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Common stock, $.001 par value; 300,000,000 shares authorized, 254,650,085 and 249,147,547 shares issued and outstanding , respectively	254,650	249,148
Additional paid-in capital	24,428,498	24,217,831
Accumulated deficit	(26,210,237)	(25,996,910)

Total stockholders’ deficit	(1,526,479)	(1,529,321)

Total liabilities and stockholders’ deficit	$27,846	$23,594

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Operations

	Three Months	Three Months
	Ended	Ended
	September	September
	30,	30,
	2018	2017

Revenues	$—	$—

Expenses:
Officer’s salary	47,500	47,500
Other general and administrative	124,004	173,304
Research and development	29,360	16,600

Total operating expenses	200,864	237,404

Loss from operations before income taxes	(200,864)	(237,404)
Interest expense	(12,463)	(9,658)
Income taxes	—	—

Net loss	$(213,327)	$(247,062)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	250,262,593	232,824,289

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Cash Flows

	Three Months	Three Months
	Ended	Ended
	September	September
	30,	30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(213,327)	$(247,062)

Adjustments to reconcile net loss to net cash used in operating activities:

Common stock and warrants issued and issuable for services	—	—
Asset impairment	—

Changes in assets and liabilities
Decrease in prepaid expenses and other current assets	2,500	20,845
(Decrease) increase in accounts payable and accrued expenses	7,726	13,091
Increase in deferred officer’s salary	47,500	47,500
Increase (decrease) in credit card debt	1,120	—
Increase in accrued interest payable	12,463	9,658

Net cash used in operating activities	(142,018)	(155,968)

CASH FLOWS FROM INVESTING ACTIVITIES
	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	3,000	(4,800)
Proceeds from sale of common stock	145,770	114,624

Net cash provided by financing activities	148,770	109,824

NET (DECREASE) IN CASH	6,752	(46,144)

CASH BEGINNING OF PERIOD	4,427	51,695
END OF PERIOD	11,179	5,551

Interest	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of preferred stock and reduction of additional paid in capital for patent	$—	$—
Conversion of Series B Convertible Preferred Stock to Common Stock	$—	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, as filed with the Securities and Exchange Commission on October 12, 2018.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $213,327 and $247,062 for the three months ended September 30, 2018 and 2017 respectively, and has an accumulated deficit of $26,210,237 at September 30, 2018.

There is no guarantee that the Company will be able to continue to raise enough capital or generate revenues to sustain its operations. There is no guarantee regarding the Company’s ability to continue as a going concern.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions on an annual basis and has determined that as of September 30, 2018 no accrual for uncertain income tax positions is necessary.

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

Lease Agreement

The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the three months ended September 30, 2018 and 2017 was $3,349 and $8,985, respectively.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $18,000 and $15,000 at September 30, 2018 and June 30, 2018, respectively. These advances bear interest at the rate of five percent (5%) per annum.

The Company has accrued the amounts of $710,848 and $663,348 at September 30, 2018 and June 30, 2018, respectively, as deferred officer’s salary, for the difference between the Chief Executive Officer’s annual salary and the amounts paid.

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

Preferred Stock

As of September 30, 2018, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 610,000 shares issued and outstanding.

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

Class A Common Stock

As of September 30, 2018, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

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

As of September 30, 2018, the Company has 254,650,085 shares of common stock issued and outstanding.

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

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

As of September 30, 2018 and June 30, 2018, the following is a breakdown of the warrant activity:

September 30, 2018:

Outstanding - June 30, 2018	14,842,583
Issued	4,243,833
Exercised	—
Expired	1,692,000
Outstanding - September 30, 2018	17,394,416

June 30, 2018:

Outstanding - June 30, 2017	20,276,399
Issued	12,341,584
Exercised	—
Expired	(17,775,400)
Outstanding - June 30, 2018	14,842,583

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

At September 30, 2018, all of the 17,394,416 warrants are vested and (i) 14,094,416 warrants expire at various times prior to October 2020, (ii) 3,000,000 warrants expire in September 2019, (iii) and 300,000 warrants expire in July 2020.

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

The Market For Biometric Credit Cards

Nearly 579 million biometric credit/debit cards will be in use over the next five (5) years according to an independent market research company. Goode Intelligence* reports that there is a significant market opportunity for biometric payment cards and forecasts that by 2023 there will be almost 579 million biometric payment cards in use around the world.

“Contactless card payments are even outperforming mobile in many regions. Many consumers prefer to use a contactless payment card over a mobile payment equivalent and according to Goode Intelligence research, many users would like to use cards in contactless mode for higher value transactions. Biometric payment cards not only offer improved security by removing the PIN but also allow frictionless payments for higher value transactions,” stated Good Intelligence.

SmartMetric engaged an outside independent research company to survey a statistical relevant sample of Visa credit card holders in the United States. One of the questions asked showed that nearly 67% of these credit card holders would be willing to pay $69.95 for a biometric secured credit card. If this consumer purchase enthusiasm were to come to fruition via sales, than hundreds of millions of biometric cards would be sold in the United States alone.

The survey asked:

Would you pay for a safer biometric secured credit card that has a built-in fingerprint reader for your protection?

A1.	Yes	64.5%

	No	35.5%

*Goode Intelligence is an independent analyst and consultancy company that provides quality advice to global decision makers in business and technology.

Goode Intelligence works in information security, mobile security, authentication and identity verification, biometrics, enterprise mobility and mobile commerce sectors.

Founded in 2007 by Alan Goode and headquartered in London, Goode. Intelligence helps both technology providers, investors and IT purchasers make strategic business decisions based on quality research, insight and consulting.

The SmartMetric Biometric Technology and Products

SmartMetric’s founder, Chaya Hendrick is the originator and inventor of various miniature biometric activated cards, including the SmartMetric biometric fingerprint activated payments card with an embedded fully functional fingerprint reader inside. the card. The card is the size and thickness of a standard credit card. The SmartMetric biometric payments card provides for high level security for credit and debit cards by adding biometric authentication and activation to Europay, MasterCard and Visa (“EMV”) chip cards in use around the world. The SmartMetric biometric payments card has been manufactured to be totally interoperable with existing EMV chip card readers, ATMs as well as banking payments infrastructure. Using the advanced electronic miniaturization by SmartMetric to make its biometric credit/debit cards the Company has also created a multi-functional biometric building access control and logical network access card. Since July 1, 2018, SmartMetric has commenced efforts towards creating a biometric health insurance card with memory for storing a person’s medical files, including medical images. This allows a person to securely take with them their private medical files inside the card when traveling away from home. For the first time, a person’s complete medical files can be stored in a credit card-sized card and the information is only able to be accessed by the card holder’s own fingerprint. The company is in discussion with significant health membership organizations concerning the offering of the SmartMetric Biometric Medical Records card to their respective members.

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

Other components needed for manufacture of the SmartMetric Biometric Card include, but are not limited to, sensors, microchips, memory chips and processor chips. The ultra-thin circuit board developed by SmartMetric has, in total, nearly 200 active and passive components. The sources and availability of these materials are numerous, readily available and should not affect the ability of SmartMetric to meet future demand. The supply of memory processors and passive components may be interrupted at any time based on global supply/demand issues. We have not experienced component supply issues to date and the Company, as a matter of policy, has alternative component sources to mitigate and protect against supply chain issues.

The biometric card has been designed to offer the option of a built-in radio frequency transmitter for contactless access and identity verification. The RFID contactless chip transmission is turned on using the card users fingerprint verification.

The thinness form factor of many of the components, has also resulted in the Company having to develop its own process for high volume electronic assembly. The Company has also successfully overcome the challenge of developing a process of encapsulating the electronics in plastic to create the credit card sized biometric fingerprint activated card that also has an internal rechargeable battery.

Standard credit card manufacturing utilizes machines that require high pressure and high temperature in fusing top and bottom sheets of plastic together thereby encasing any electronics inside the card. Given the complexity of the card’s electronics and vulnerability to an assembly process involving high heat and high pressure, damage to the electronic circuitry was a major challenge for the Company to overcome. Research and development activities of the Company allowed the Company to achieve this ability through a trade secret process that protects the silicon and internal battery that is mounted directly onto the card’s internal electronics circuit board.

The Security Technology Industry

SmartMetric Biometric Multi-Function Security Card

The Access management market is estimated to grow from USD 8.09 billion in 2016 to USD 14.82 billion by 2021

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

6.	Changeable security code on reverse of card for additional log on security

Cybersecurity and identity validation for network access control, physical building entry and secure on-the-spot identity security is now handled by the revolutionary biometric activated cyber and ID multi-function security card which has been developed by SmartMetric after over a decade of R&D.

From governments to the workplace, better, stronger security is desired across the enterprise. Our new biometric multifunction security card provides a revolutionary biometric based solution that is portable, easily integrated and backward compatible to existing backend security infrastructure.

The new multifunction biometric security card by SmartMetric is a revolutionary leap forward in the Cyber and Access Security world according to SmartMetric.

Access management market is estimated to grow from USD 8.09 billion in 2016 to USD 14.82 billion by 2021, at a CAGR of 12.9% between 2016 and 2021 according to a recent research report by KBV Research in a publication titled Identity & Access Management Market – Global Forecast by Marqual IT Solutions Pvt. Ltd (KBV Research) November 2016 KBV Research is a name owned by IT Solutions Pvt. Ltd.

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

Going Concern

Our auditors’ report on our June 30, 2018 financial statements expressed an opinion that there is no guarantee regarding the Company’s ability to continue as a going concern. The company continues to rely on direct equity investment in the company through the sale of shares by way of private placement offerings to purchase shares in the Company. The company has funded itself by way of private placement equity share sales since inception.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending September 30, 2018 and 2017. Net loss for the three months ended September 30, 2018 and 2017 were $213,327 and $247,062, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $200,864 and $237,404 during the three months ended September 30, 2018 and 2017, respectively. The increase in operating expenses is the result of the following factors.

	Quarter Ended September 30		Change in 2018 Versus 2017
	2018	2017	$	%
Operating expense
Officer salary	$47,500	$47,500	$-	(0)%
Research and development	29,360	16,600	12,760	76.9%
General and administrative	124,004	173,304	(49,300)	(28.4)%
Total operating expense	$200,864	$237,404	$(36,540)	(15.4)%

Research and Development

Research and development expenses totaled $29,360 and $16,600 for the three months ended September 30, 2018 and 2017, respectively. The increase of $12,760, or 76.9%, in 2018 compared to 2017 was primarily attributable to increased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $171,504 and $220,804 for the three months ended September 30, 2018 and 2017, respectively. The decrease of $49,300 or 28.4%, in 2018 compared to 2017 was primarily the result of a decrease in consulting expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled $12,463 and $9,658 for the three months ended September 30, 2018 and 2017, respectively.

	Quarter Ended September 30		Change in 2018 Versus 2017
	2018	2017	$	%

Interest Expense	12,463	9,658	2,805	29.0%
Total operating expense	$12,463	$9,658	$2,805	29.0%

Interest income (expense)

We had net interest expense of $12,463 in the three months ended September 30, 2018 compared to $9,658 net interest expense for the three months ended September 30, 2017. The increase of $2,805 was attributable to interest expenses related to accrued but unpaid salary of our CEO pursuant to an amended and restated employment agreement entered into on July 1, 2017.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of approximately $26,210,237 as of September 30, 2018 and anticipate that we will continue to incur additional losses for the foreseeable future. Through September 30, 2018, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $26 million from inception through September 30, 2018. Cash and cash equivalents at September 30, 2018 were $11,179.

	Three months ended September 30,		Change in 2018 versus 2017
	2018	2017	$	%

Cash at beginning of period	$4,427	$51,695	$(47,268)	(91.4)%
Net cash used in operating activities	142,018	155,968	(13,950)	(8.9)%
Net cash used in investing activities	—	—	—	—
Net cash provided by financing activities	148,770	109,824	38,946	35.5%
Cash at end of period	11,179	5,551	5,628	101.4%

Net Cash Used in Operating Activities

Net cash used in operating activities was $142,018 and $155,968 for the three months ended September 30, 2018 and 2017, respectively. The decrease of $13,950 in cash used during 2018 compared to 2017 was primarily attributable to a decrease in consultant costs.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the three months ended September 30, 2018 and 2017, respectively.

Net Cash Provided by Financing Activities

During the three months ended September 30, 2018, we received net proceeds of $148,770 from the sales of our securities, compared to $109,824 for the three months ended September 30, 2017. The increase was due to higher sales of the Company’s securities in private placements. We continue to seek funding through private placement sales of equity to fund our continued operations, sales and marketing and ongoing research and development programs.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were sufficient.

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

Changes in Internal Controls

During the three months ended September 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2018 filed with the SEC on October 12, 2018 and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

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

SMARTMETRIC, INC.

Dated: November 13, 2018	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 13, 2018	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)

