Form 10-Q
period 2018-12-31
SmartMetric, Inc.
filed 2019-02-13
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-54853

SMARTMETRIC, INC.

 (Exact name of registrant as specified in its charter)

Nevada	05-0543557
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3960 Howard Hughes Parkway, Suite 500, Las Vegas, NV	89169
Address of Principal Executive Offices	Zip Code

(702) 990-3687
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of February 2, 2019, was 256,676,745.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “SmartMetric, Inc.,” “SmartMetric,” “SMME,” “the Company,” “we” “us,” and “our” refer to SmartMetric, Inc. Also, any reference to “common shares,” or “common stock” refers to our $0.001 par value common stock. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.001 par value Series B Convertible Preferred Stock.

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

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2018	June 30, 2018

Assets
Current assets:
Cash	$5,073	$4,427
Receivables	$10,400	$10,400
Prepaid expenses and other current assets	4,017	8,767

Total current assets	19,490	23,594

Total assets	$19,490	$23,594

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$769,323	$730,794
Liability for stock to be issued	86,850	103,718
Deferred Officer salary	758,348	663,348
Related party interest payable	65,876	40,055
Credit card payable	1,313	—
Shareholder loan	18,520	15,000

Total current liabilities	1,700,230	1,552,915

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Common stock, $.001 par value; 300,000,000 shares authorized, 256,676,745 and 249,147,547 shares issued and outstanding, respectively	256,677	249,148
Additional paid-in capital	24,479,000	24,217,831
Accumulated deficit	(26,417,027)	(25,996,910)

Total stockholders’ deficit	(1,680,740)	(1,529,321)

Total liabilities and stockholders’ deficit	$19,490	$23,594

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Operations

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017	Six Months Ended December 31, 2018	Six Months Ended December 31, 2017

Revenues	$—	$—	$—	$—

Expenses:
Officer’s salary	47,500	47,500	95,000	95,000
Other general and administrative	124,157	177,358	248,161	352,557
Research and development	21,775	24,832	51,135	41,432

Total operating expenses	193,432	249,690	394,296	488,989

Loss from operations before income taxes	(193,432)	(249,690)	(394,296)	(488,989)
Interest expense	(13,358)	(10,580)	(25,820)	(20,238)
Income taxes	—	—	—	—

Net loss	$(206,790)	$(260,270)	$(420,116)	$(509,227)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	254,804,287	236,963,268	252,521,874	234,893,779

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Cash Flows

CASH FLOWS FROM OPERATING ACTIVITIES	Six Months Ended December 31, 2018	Six Months Ended December 31, 2017
Net loss	$(260,270)	$(509,227)

Adjustments to reconcile net loss to net cash used in operating activities:
		—
Common stock and warrants issued and issuable for services	—
Asset impairment	—

Changes in assets and liabilities
Decrease in prepaid expenses and other current assets	4,750	39,190
(Decrease) increase in accounts payable and accrued expenses	38,529	19,294
Increase in deferred officer’s salary	95,000	95,000
Increase (decrease) in credit card debt	1,313	—
Increase in accrued interest payable	25,821	20,238

Net cash used in operating activities	(94,857)	(335,505)

CASH FLOWS FROM INVESTING ACTIVITIES
	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	3,520	(4,800)
Proceeds from sale of common stock	251,829	373,987

Net cash provided by financing activities	255,349	369,187

NET (DECREASE) IN CASH	160,492	33,682

CASH BEGINNING OF PERIOD	4,427	51,695

END OF PERIOD	164,919	85,377

Interest	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of preferred stock and reduction of additional paid in capital for patent	$—	$—
Conversion of Series B Convertible Preferred Stock to Common Stock	$—	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, as filed with the Securities and Exchange Commission on October 12, 2018.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $420,116 and $509,227 for the six months ended December 31, 2018 and 2017 respectively, and has an accumulated deficit of $26,417,027 at December 31, 2018.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions on an annual basis and has determined that as of December 31, 2018 no accrual for uncertain income tax positions is necessary.

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

Lease Agreement

The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the six months ended December 31, 2018 and 2017 was $7,277 and $15,938 respectively.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $18,520 and $15,000 at December 31, 2018 and June 30, 2018, respectively. These advances bear interest at the rate of five percent (5%) per annum.

The Company has accrued the amounts of $758,348 and $663,348 at December 31, 2018 and June 30, 2018, respectively, as deferred officer’s salary, for the difference between the Chief Executive Officer’s annual salary and the amounts paid.

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

Preferred Stock

As of December 31, 2018, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 610,000 shares issued and outstanding.

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

Class A Common Stock

As of December 31, 2018, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

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

As of December 31, 2018, the Company has 256,676,745 shares of common stock issued and outstanding.

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

●	During the three months ended June 30, 2018, the Company sold for cash 2,646,100 shares of common stock and warrants to purchase: (i) 1,536,625 shares at $0.70 per share and (ii) 774,459 shares at $1.00 per share, for net proceeds of $119,738. The warrants expire at various times through June 15, 2020.

●	During the three months ended September 30, 2018, the Company sold for cash 4,624,153 shares of common stock for net proceeds of $145,770 and warrants to purchase (i) 3,699,988 shares at $0.25, (ii) 60,000 shares at $0.30, (iii) 30,000 shares at $0.50, (iv) 301,875 shares at $0.70 and (v) 151,970 shares at $1.00.

●	During the three months ended December 31, 2018, the Company sold for cash 5,212,499 shares of common stock and warrants to purchase: (i) 3,712,499 shares at $0.25 per share and (ii) 1,500,000 shares at $0.50 per share, for net proceeds of $106,060. The warrants expire at various times through December 4, 2020.

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

As of December 31, 2018, and June 30, 2018, the following is a breakdown of the warrant activity:

December 31, 2018:

Outstanding - June 30, 2018	14,842,583
Issued	9,456,572
Exercised	—
Expired	(4,042,000)
Outstanding - December 31, 2018	20,257,155

June 30, 2018:

Outstanding - June 30, 2017	20,276,399
Issued	12,341,584
Exercised	—
Expired	(17,775,400)
Outstanding - June 30, 2018	14,842,583

NOTE 5 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

At December 31, 2018, all of the 20,257,155 warrants are vested and (i) 27,555,665 warrants expire at various times prior to December 4, 2020, (ii) 3,000,000 warrants expire in September 2019, (iii) and 300,000 warrants expire in July 2020.

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

The Market for Biometric Credit Cards

According to a to a press release issued by Goode Intelligence, an independent market research company, regarding their October 2018 report on the biometrics payment sector, nearly 579 million biometric credit/debit cards will be in use over the next five (5) years. Goode Intelligence believes* there is a significant market opportunity for biometric payment cards. and forecasts that by 2023 there will be almost 579 million biometric payment cards in use around the world.

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

SmartMetric engaged an outside independent research company to survey a statistically relevant sample of Visa credit card holders in the United States. One of the questions asked showed that nearly 67% of these credit card holders would be willing to pay $69.95 for a biometric secured credit card.

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

SmartMetric has also developed a multi-function logical and physical access security card this size and thickness of a standard credit card. Utilizing the small size breakthroughs by the Company in its biometric payments card development, SmartMetric has successfully developed a biometric security card that is the size and thickness of a standard credit card that can easily fit inside a person’s wallet.

As with the biometric payments card, the SmartMetric security card has an internal rechargeable battery that is used to power the card’s internal processor used in the biometric fingerprint scan. All functions and operations of the card are subject to a valid fingerprint scan and match of the card user.

On February 1, 2019, SmartMetric entered into a manufacturing and license agreement with Servired, SA. Servired operates the major payments network in Spain for credit and debit card transactions. Servired is owned by 65 Banks as shareholders and has over 100 Banks in Europe, the United States and South America as customers and users of its technology.

The Servired Advantis EMV Chip and operating system is being used by Banks around the world on their Debit and Credit Cards. 1.3 Billion Servired Advantis cards have been issued by their member banks worldwide.

SmartMetric is now in the process of manufacturing it’s biometric credit/debit card with the ServiRed Advantis payments card chip and operating system. This will allow over 100 Banks worldwide who are already using the ServiRed Advantis chip and chip card operating system to easily issue this new SmartMetric – ServiRed/Advantis biometric credit and debit card.

Additional technological advances have now been made on both the Company’s biometric credit/debit card and its multifunction cyber security, building access biometric card.

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

Going Concern

Our auditors’ report on our June 30, 2018 financial statements expressed an opinion that there is a substantial doubt about our ability to continue as a going concern. The Company continues to rely on direct equity investment in the Company through the sale of shares by way of private placement offerings.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2018 and 2017

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending December 31, 2018 and 2017. Net loss for the three months ended December 31, 2018 and 2017 were $206,790 and $260,270, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $193,432 and $249,690 during the three months ended December 31, 2018 and 2017, respectively. The decrease in operating expenses is the result of the following factors.

	Quarter Ended December 31		Change in 2018 Versus 2017
	2018	2017	$	%
Operating expense
Officer salary	$47,500	$47,500	$—	(0)%
Research and development	21,775	24,832	(3,057)	(12.3)%
General and administrative	124,157	177,358	(53,201)	(30.0)%
Total operating expense	$193,432	$249,690	$(56,258)	(22.5)%

Research and Development

Research and development expenses totaled $21,775 and $24,832 for the three months ended December 31, 2018 and 2017, respectively. The decrease of $3,057, or 12.3%, in 2018 compared to 2017 was primarily attributable to decreased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $124,157 and $177,358 for the three months ended December 31, 2018 and 2017, respectively. The decrease of $53,201 or 30.0%, in 2018 compared to 2017 was primarily the result of a decrease in consulting expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled $13,358 and $10,580 for the three months ended December 31, 2018 and 2017, respectively.

	Quarter Ended December 31		Change in 2018 Versus 2017
	2018	2017	$	%

Interest Expense	13,358	10,580	2,778	26.3%
Total operating expense	$13,358	$10,580	$2,778	26.3%

Interest income (expense)

We had net interest expense of $13,358 in the three months ended December 31, 2018 compared to $10,580 net interest expense for the three months ended December 31, 2017. The increase of $2,778 was attributable to interest expenses related to accrued but unpaid salary of our CEO pursuant to an amended and restated employment agreement entered into on July 1, 2017.

Comparison of the Six Months Ended December 31, 2018 and 2017

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the six months ending December 31, 2018 and 2017. Net loss for the six months ended December 31, 2018 and 2017 were $420,116 and $509,227, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $394,296 and $488,989 during the six months ended December 31, 2018 and 2017, respectively. The decrease in operating expenses is the result of the following factors.

	Quarter Ended December 31		Change in 2018 Versus 2017
	2018	2017	$	%
Operating expense
Officer salary	$95,000	$95,000	$—	(0)%
Research and development	51,135	41,432	9,703	23.4%
General and administrative	248,161	352,557	(104,396)	(29.6)%
Total operating expense	$394,296	$488,989	$(94,693)	(19.3)%

Research and Development

Research and development expenses totaled $51,135 and $41,432 for the six months ended December 31, 2018 and 2017, respectively. The increase of $9,703, or 23.4%, in 2018 compared to 2017 was primarily attributable to increased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $248,161 and $352,557 for the six months ended December 31, 2018 and 2017, respectively. The decrease of $104,398 or 29.6%, in 2018 compared to 2017 was primarily the result of a decrease in consulting expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled $25,820 and $20,238 for the six months ended December 31, 2018 and 2017, respectively.

	Quarter Ended December 31		Change in 2018 Versus 2017
	2018	2017	$	%

Interest Expense	25,820	20,238	5,582	27.6%
Total operating expense	$25,820	$20,238	$5,582	27.6%

Interest income (expense)

We had net interest expense of $25,820 in the six months ended December 31, 2018 compared to $20,238 net interest expense for the six months ended December 31, 2017. The increase of $5,582 was attributable to interest expenses related to accrued but unpaid salary of our CEO pursuant to an amended and restated employment agreement entered into on July 1, 2017.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of approximately $26,417,027 as of December 31, 2018 and anticipate that we will continue to incur additional losses for the foreseeable future. Through December 31, 2018, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $26.5 million from inception through December 31, 2018. Cash and cash equivalents at December 31, 2018 were $5,073.

	Six months ended December 31,		Change in 2018 versus 2017
	2018	2017	$	%

Cash at beginning of period	$4,427	$51,695	$(47,268)	(91.4)%
Net cash used in operating activities	254,703	335,505	(80,802)	(24.1)%
Net cash used in investing activities	—	—	—	—
Net cash provided by financing activities	255,349	369,187	(113,838)	(30.8)%
Cash at end of period	5,073	85,377	(80,304)	(94.6)%

Net Cash Used in Operating Activities

Net cash used in operating activities was $254,703 and $335,505 for the six months ended December 31, 2018 and 2017, respectively. The decrease of $80,802 in cash used during 2018 compared to 2017 was primarily attributable to a decrease in consultant costs.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the six months ended December 31, 2018 and 2017, respectively.

Net Cash Provided by Financing Activities

During the six months ended December 31, 2018, we received net proceeds of $255,349 from the sales of our securities, compared to $369,187 for the six months ended December 31, 2017. The decrease was due to lower sales of the Company’s securities in private placements. We continue to seek funding through private placement sales of equity to fund our continued operations, sales and marketing and ongoing research and development programs.

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

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were sufficient.

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

Changes in Internal Controls

During the three months ended December 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold since October1, 2018 and not previously reported on a Current Report on Form 8-K. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(a)(2) thereof of the Securities Act of 1933, as amended and Regulation D and Regulation S promulgated thereunder, relating to offers of securities by an issuer not involving any public offering.

●	During the three months ended December 31, 2018, the Company sold for cash 5,212,499 shares of common stock and warrants to purchase: (i) 3,712,499 shares at $0.25 per share and (ii) 1,500,000 shares at $0.50 per share, for net proceeds of $106,060. The warrants expire at various times through December 4, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit		Filed or Furnished		Exhibit
No.	Description	Herewith	Form	No.	File No.	Filing Date
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	X

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Dated: February 13, 2019	By:	/s/ C. Hendrick
C. Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: February 13, 2019	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)