Form 10-Q
period 2019-03-31
SmartMetric, Inc.
filed 2019-05-20
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of May 20, 2019, was 256,676,745.

SMARTMETRIC, INC.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “SmartMetric, Inc.,” “SmartMetric,” “SMME,” “the Company,” “we” “us,” and “our” refer to SmartMetric, Inc. Also, any reference to “common shares,” or “common stock” refers to our $0.001 par value common stock. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.001 par value Series B Convertible Preferred Stock and our $0.001 par value Series C Convertible Preferred Stock.

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

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash	$60,929	$4,427
Receivables	—	10,400
Credit card overpayment	536	—
Prepaid expenses and other current assets	11,017	8,767

Total current assets	72,482	23,594
Non-current assets:
Receivables	10,400	—

Total assets	$82,882	$23,594

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$789,208	$730,794
Liability for stock to be issued	252,599	103,718
Deferred officer's salary	805,848	663,348
Related party interest payable	79,524	40,055
Shareholder loan	7,739	15,000
Dividends payable	1,458	—

Total current liabilities	1,936,376	1,552,915

Series C mandatory redeemable convertible preferred stock, net of discount, authorized, 1,000,000 shares, 70,000 and 0 shares issued and oustanding, respectively	52,815	—

Commitments and contingencies (Note 4 and Note 8)

Stockholders' deficit:
Series B Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Common stock, $.001 par value; 300,000,000 shares authorized, 256,676,745 and 249,147,547 shares issued and outstanding, respectively	256,677	249,148
Additional paid-in capital	24,479,000	24,217,831
Accumulated deficit	(26,642,596)	(25,996,910)

Total stockholders' deficit	(1,906,309)	(1,529,321)

Total liabilities, mezzanine equity and stockholders' deficit	$82,882	$23,594

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2019	Nine Months Ended March 31, 2018

Revenues	$—	$—	$—	$—

Expenses:
Officer's salary	47,500	47,500	142,500	142,500
Other general and administrative	121,200	176,418	369,361	528,974
Research and development	38,949	64,413	90,084	105,845

Total operating expenses	207,649	288,331	601,945	777,319

Loss from operations before income taxes	(207,649)	(288,331)	(601,945)	(777,319)
Interest expense - related party	(13,647)	(7,698)	(39,468)	(27,937)
Income taxes	—	—	—	—

Net loss	(221,296)	(296,029)	(641,413)	(805,256)

Preferred stock dividends	(4,273)	—	(4,273)	—

Net loss available to common stockholders	$(225,569)	$(296,029)	$(645,686)	$(805,256)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	256,676,745	244,132,321	253,891,612	237,906,584

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

			Class A				Additional
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance June 30, 2018	610,000	$610	—	$—	249,147,547	$249,148	$24,217,831	$(25,996,910)	$(1,529,321)

Shares issued of common stock and warrants for cash	—	—	—	—	5,502,538	5,502	201,196	—	206,698

Net loss for the period	—	—	—	—	—	—	—	(213,327)	(213,327)

Balance September 30, 2018	610,000	$610	—	$—	254,650,085	$254,650	$24,419,027	$(26,210,237)	$(1,526,479)

Shares issued of common stock and warrants for cash	—	—	—	—	2,026,660	2,027	59,973	—	62,000

Net loss for the period	—	—	—	—	—	—	—	(206,790)	(206,790)

Balance December 31, 2018	610,000	$610	—	$—	256,676,745	$256,677	$24,479,000	$(26,417,027)	$(1,671,269)

Dividends	—	—	—	—	—	—	—	(4,273)	(4,273)

Net loss for the period	—	—	—	—	—	—	—	(221,296)	(221,296)

Balance March 31, 2019	610,000	$610	—	$—	256,676,745	$256,677	$24,479,000	$(26,642,596)	$(1,896,838)

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Class A Common Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance June 30, 2017	410,000	$410	—	$—	226,172,799	$226,173	$22,778,252	$(24,346,047)	$(1,341,212)

Series B Preferred	200,000	200							200

Shares issued of common stock and warrants for services rendered	—	—	—	—	362,864	363	21,462	—	21,825

Shares issued of common stock and warrants for cash	—	—	—	—	8,260,000	8,260	264,240	—	272,500

Prior period adjustment	—	—	—	—	—	—	—	(11,325)	(11,325)

Net loss for the period	—	—	—	—	—	—	—	(247,063)	(247,063)

Balance September 30, 2017	610,000	610	—	$—	234,795,663	$234,794	$23,063,954	$(24,604,435)	$(1,305,075)

Shares issued of common stock and warrants for services rendered	—	—	—	—	212,164	212	14,788	—	15,000

Shares issued of common stock and warrants for cash	—	—	—	—	7,237,500	7,238	245,762	—	253,000

Prior period adjustment	—	—	—	—	—	—	—	(1,894)	(1,894)

Net loss for the period	—	—	—	—	—	—	—	(260,270)	(260,270)

Balance December 31, 2017	610,000	$610	—	$—	242,245,327	$242,244	$23,324,504	$(24,864,705)	$(1,297,345)

Shares issued of common stock and warrants for services rendered	—	—	—	—	508,620	508	29,492	—	30,000

Shares issued of common stock and warrants for cash	—	—	—	—	2,685,000	2,685	82,315	—	85,000

Prior period adjustment	—	—	—	—	—	—	—	(1,250)	(1,250)

Net loss for the period	—	—	—	—	—	—	—	(296,029)	(296,029)

Balance March 31, 2018	610,000	$610	—	$—	245,438,947	$245,437	$23,436,311	$(25,161,984)	$(1,479,624)

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	Nine Months Ended March 31,2019	Nine Months Ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(641,413)	$(805,256)

Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued of common stock and warrant for services	—	66,824
Changes in assets and liabilities
Decrease in prepaid expenses and other current assets	(2,250)	48,060
(Decrease) increase in accounts payable and accrued expenses	58,414	58,459
Increase in deferred officer salary	142,500	110,833
Increase (decrease) in credit card debt	(536)	—
Increase in accrued interest payable	39,469	27,936

Net cash used in operating activities	(403,816)	(493,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	(7,261)	5,200
Proceeds from the sale of series C preferred stock	50,000	—
Proceeds from sale of common stock	417,579	448,218

Net cash provided by financing activities	460,318	453,418

NET INCREASE (DECREASE) IN CASH	56,502	(39,726)

CASH BEGINNING OF PERIOD	4,427	51,695

END OF PERIOD	60,929	11,969

Income taxes	$—	$—
Interest	$—	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, as filed with the Securities and Exchange Commission on October 12, 2018. The condensed consolidated balance sheet as of June 30, 2018, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by US GAAP for complete financial statements.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $641,413 and $805,256 for the nine months ended March 31, 2019 and 2018 respectively, and has an accumulated deficit of $26,642,596 at March 31, 2019.

There are no assurances that the Company will be able to achieve the level of revenues adequate to generate sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors. These factors include product marketing and distribution. The management plans include equity sales and borrowing in order to fund the operations.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow except as noted below.

In February 2016, the FASB issued authoritative guidance, which is included in ASC 842, “Leases.” This guidance requires lessees to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability. This guidance is effective for the Company as of March 1, 2019. Based on the completed analysis, the Company has determined the adjustment will not have a material impact on the financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance is effective for the Company as of March 1, 2019. Based on the completed analysis, the Company has determined the adjustment will not have a material impact on the financial statements.

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2019 and 2018, 26,392,318 and 14,505,499 dilutive shares were excluded from the calculation of diluted loss per common share.

Stock-Based Compensation

The Company measures expense for issuances of stock-based compensation to employees and others at fair value of the stock and warrants issued, as this is more reliable than the fair value of the services received complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

NOTE 3 -	PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements as well as advance rental payments. The Company does not currently have any prepaid items related to shares issue for services.

NOTE 4 -	COMMITMENTS

Lease Agreement

The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the nine months ended March 31, 2019 and 2018 was $10,545 and $25,589 respectively. The Company maintains only one office. This office is located in Las Vegas, NV and is a month-to-month lease.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $7,739 and $15,000 at March 31, 2019 and June 30, 2018, respectively. These advances bear interest at the rate of five percent (5%) per annum.

The Company has accrued the amounts of $805,848 and $663,348 at March 31, 2019 and June 30, 2018, respectively, as deferred officer’s salary, for the difference between the Chief Executive Officer’s annual salary and the amounts paid.

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

NOTE 5 -	STOCKHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2019, the Company has 5,000,000 shares of Class B preferred stock, par value $0.001, authorized and 680,000 shares issued and outstanding.

On December 11, 2009, the Company filed a Certificate of Designation with the State of Nevada, to designate 500,000 shares of preferred stock as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”). Effective November 5, 2014, the number of shares designated as Series C Convertible Preferred Stock was increased to 1,000,000 shares.

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

Class A Common Stock

As of March 31, 2019, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001, authorized. The Articles of Incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, and in 2009 to increase the number of authorized shares to 200,000,000. As a result of a screener’s error, the Company previously disclosed in its Quarterly Report on Form 10-Q for the quarters ended September 30, 2015 and December 31, 2015 that it increased the number of authorized shares of common stock to 300,000,000. On March 31, 2016, our Board of Directors (“The Board”) approved an amendment (the “Amendment”) to the Company’s Articles of Incorporation to increase the total number of shares of authorized capital stock to 305,000,000 shares, par value $0.001 per share, consisting of (i) 300,000,000 shares of Common Stock, up from 200,000,000 shares of Common Stock, and (ii) 5,000,000 shares of Preferred Stock, subject to shareholder approval (the “Proposal”). On March 31, 2016, a majority of the Company’s stockholders approved the Amendment. The Company filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission on May 4, 2016 (the “Information Statement”). The Information Statement was furnished to all of the Company’s shareholders for the purpose of informing them of the action taken by a majority of the Company’s stockholders.

As of March 31, 2019, the Company has 256,676,745 shares of common stock issued and outstanding.

●	During the three months ended September 30, 2018, the Company sold for cash 4,624,153 shares of common stock for net proceeds of $145,770 and warrants to purchase (i) 3,699,988 shares at $0.25, (ii) 60,000 shares at $0.30, (iii) 30,000 shares at $0.50, (iv) 301,875 shares at $0.70 and (v) 151,970 shares at $1.00. During the quarter ended September 30, 2018, the Company issued a total of 5,502,538 shares of common stock. Of the total number of shares issued, 3,061,659 shares were for proceeds received during the quarter and 2,440,879 shares to reduce the liability for stock to be issued.

●

During the three months ended December 31, 2018, the Company sold for cash 5,212,499 shares of common stock and warrants to purchase: (i) 3,712,499 shares at $0.25 per share and (ii) 1,500,000 shares at $0.50 per share, for net proceeds of $106,060. The warrants expire at various times through December 4, 2020. During the quarter ended December 31, 2018, the Company issued a total of 2,026,660 shares of common stock. Of the total number of shares issued, 250,000 shares were for proceeds received during the quarter and 4,962,499 shares to reduce the liability for stock to be issued.

●

During the three months ended March 31, 2019, the Company sold for cash 7,541,663 shares of common stock and warrants to purchase: (i) 7,541,663 shares at prices ranging from $0.05 per share to $0.50 per share for net proceeds of $165,749. The warrants expire at various times through March 21, 2021. None of these shares were issued during the quarter ended March 31, 2019.

NOTE 5 -	STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

As of March 31, 2019, and June 30, 2018, the following is a breakdown of the warrant activity:

March 31, 2019:

Outstanding - June 30, 2018	14,842,583
Issued	16,998,235
Exercised	—
Expired	(5,448,500)
Outstanding - March 31, 2019	26,392,318

June 30, 2018:

Outstanding - June 30, 2017	20,276,399
Issued	12,341,584
Exercised	—
Expired	(17,775,400)
Outstanding - June 30, 2018	14,842,583

At March 31, 2019, all of the 26,392,318 warrants are vested and (i) 23,092,318 warrants expire at various times prior to March 21, 2021, (ii) 3,000,000 warrants expire in September 2019, (iii) and 300,000 warrants expire in July 2020.

NOTE 6 -	MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK

Issuances of Series C Mandatory Redeemable Convertible Preferred Stock

On January 10, 2019, the Board of Directors of the Company adopted a resolution pursuant to the Company’s Certificate of Incorporation, as amended, providing for the designations, preferences and relative, participating, optional and other rights, and the qualifications, limitations and restrictions, of the Series C Convertible Preferred Stock.

On January 14, 2019, the Company filed a Certificate of Designations for a Series C Convertible Preferred Stock. The authorized number of Series C Convertible Preferred Stock is 1,000,000 shares, par value 0.001. The Series C Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and right of liquidation with the Company’s common stock, , (b) junior with respect to dividends and right of liquidation with respect to the Company’s Series B Preferred Stock; and (c) junior with respect to dividends and right of liquidation to all existing indebtedness of the Company. Series C Preferred Stock will carry an annual ten percent (10%) cumulative dividend, compounded daily, payable solely upon redemption, liquidation or conversion. The Company will have a right, at any time in the period of 180 days from the date of the issuance, at the Company’s option, to redeem all or any portion of the Series C Preferred Stock at prices ranging from 105% to 130%, based on the passage of time.

The Holder shall have the right at any time during the period beginning on the date which is six (6) months following the Issuance Date, to convert all or any part of the outstanding Series C Preferred Stock into fully paid and non-assessable shares of Common Stock at the Variable Conversion Price. The “Variable Conversion Price” shall mean 71% multiplied by the Market Price (representing a discount rate of 29%). “Market Price” means the average of the two (2) lowest Trading Prices (as defined here) for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On the date which is eighteen (18) months following the Issuance Date or upon the occurrence of an Event of Default (the “Mandatory Redemption Date”), the Company shall redeem all of the shares of Series C Preferred Stock of the Holder (which have not been previously redeemed or converted). With five (5) days of the Mandatory Redemption Date, the Company shall make payment to each Holder of an amount in cash equal to the total number of shares of Series C Preferred Stock held by such Holder multiplied by the then current Stated Value.

All shares of mandatorily redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 480, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series C mandatory redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end.

The estimated fair value of the Series C mandatory redeemable convertible preferred stock at March 31, 2019 and 2018 was $52,815 and $0, respectively.

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

NOTE 9 -	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2019 to the date these financial statements were issued, and there were no material subsequent events to disclose in these financial statements.

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

Recent Developments

Effective February 1, 2019, AMC Auditing (“AMC”), the independent registered public accounting firm for the Company was acquired by Prager Metis CPAs LLC (“Prager”). As a result of this transaction, on April 10, 2019, AMC resigned as the independent registered public accounting firm for the Company. Concurrent with such resignation, the Company’s Board approved the engagement of Prager as the new independent registered public accounting firm for the Company

Going Concern

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending March 31, 2019 and 2018. Net loss for the three months ended March 31, 2019 and 2018 were $221,295 and $296,029, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $207,648 and $288,331 during the three months ended March 31, 2019 and 2018, respectively. The decrease in operating expenses is the result of the following factors.

	Quarter Ended March 31		Change in 2019 Versus 2018
	2019	2018	$	%
Operating expense
Officer salary	$47,500	$47,500	$—	(0)%
Research and development	38,949	64,413	(25,464)	(39.5)%
General and administrative	121,200	176,418	(55,218)	(31.3)%
Total operating expense	$207,649	$288,331	$(80,682)	(28.0)%

Research and Development

Research and development expenses totaled $38,949 and $64,413 for the three months ended March 31, 2019 and 2018, respectively. The decrease of $25,464, or 39.5%, in 2019 compared to 2018 was primarily attributable to decreased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $121,200 and $176,418 for the three months ended March 31, 2019 and 2018, respectively. The decrease of $55,218 or 31.3%, in 2019 compared to 2018 was primarily the result of a decrease in consulting expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled $13,647 and $7,698 for the three months ended March 31, 2019 and 2018, respectively.

	Quarter Ended March 31		Change in 2019 Versus 2018
	2019	2018	$	%

Interest Expense	13,647	7,698	5,949	77.3%
Total operating expense	$13,647	$7,698	$5,949	77.3%

Interest income (expense)

We had net interest expense of $13,647 in the three months ended March 31, 2019 compared to $7,698 net interest expense for the three months ended March 31, 2018. The increase of $5,949 was attributable to interest expenses related to accrued but unpaid salary of our CEO pursuant to an amended and restated employment agreement entered into on July 1, 2017.

Comparison of the Nine Months Ended March 31, 2019 and 2018

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the nine months ending March 31, 2019 and 2018. Net loss for the nine months ended March 31, 2019 and 2018 were $641,413 and $805,256, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $601,945 and $777,319 during the nine months ended March 31, 2019 and 2018, respectively. The decrease in operating expenses is the result of the following factors.

	Nine Months Ended March 31		Change in 2019 Versus 2018
	2019	2018	$	%
Operating expense
Officer salary	$142,500	$142,500	$—	(0)%
Research and development	90,084	105,845	(15,761)	(14.9)%
General and administrative	369,361	528,974	(159,613)	(30.2)%
Total operating expense	$601,945	$777,319	$(175,374)	(22.6)%

Research and Development

Research and development expenses totaled $90,084 and $105,845 for the nine months ended March 31, 2019 and 2018, respectively. The decrease of $15,761, or 14.9%, in 2019 compared to 2018 was primarily attributable to decreased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $369,361 and $528,974 for the nine months ended March 31, 2019 and 2018, respectively. The decrease of $159,613 or 30.2%, in 2019 compared to 2018 was primarily the result of a decrease in consulting expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled $39,468 and $27,937 for the nine months ended March 31, 2019 and 2018, respectively.

	Nine Months Ended March 31		Change in 2019 Versus 2018
	2019	2018	$	%

Interest Expense	39,468	27,937	11,531	41.3%
Total operating expense	$39,468	$27,937	$11,531	41.3%

Interest income (expense)

We had net interest expense of $39,468 in the nine months ended March 31, 2019 compared to $27,937 net interest expense for the nine months ended March 31, 2018. The increase of $11,531 was attributable to interest expenses related to accrued but unpaid salary of our CEO pursuant to an amended and restated employment agreement entered into on July 1, 2017.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of $26,642,596 as of March 31, 2019 and anticipate that we will continue to incur additional losses for the foreseeable future. Through March 31, 2019, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $26.6 million from inception through March 31, 2019. Cash at March 31, 2019 were $60,929.

	Nine months ended March 31,		Change in 2019 versus 2018
	2019	2018	$	%

Cash at beginning of period	$4,427	$51,695	$(47,268)	(91.4)%
Net cash used in operating activities	403,816	559,968	(156,152)	(27.9)%
Net cash used in investing activities	—	—	—	—
Net cash provided by financing activities	460,317	520,242	(59,925)	(11.5)%
Cash at end of period	60,929	11,969	48,960	409.1%

Net Cash Used in Operating Activities

Net cash used in operating activities was $403,816 and $559,968 for the nine months ended March 31, 2019 and 2018, respectively. The decrease of $156,152 in cash used during 2019 compared to 2018 was primarily attributable to a decrease in consultant costs.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the nine months ended March 31, 2019 and 2018, respectively.

Net Cash Provided by Financing Activities

During the nine months ended March 31, 2019, we received net proceeds of $460,317 from the sales of our securities, compared to $520,242 for the nine months ended March 31, 2018. The decrease was due to lower sales of the Company’s securities in private placements. We continue to seek funding through private placement sales of equity to fund our continued operations, sales and marketing and ongoing research and development programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Controls

Management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are not effective at that reasonable assurance level due to the material weakness described below.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions are being performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties in all of our financially significant processes and have concluded that this control deficiency represented a material weakness. We plan to remediate this weakness over the next 12 months.

Notwithstanding the assessment that our disclosure controls and procedures and our internal controls over financial reporting were not effective and that there are material weaknesses as identified herein, we believe that our condensed consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Controls

During the three months ended March 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold since January 1, 2019 and not previously reported on a Current Report on Form 8-K. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(a)(2) thereof of the Securities Act of 1933, as amended and Regulation D and Regulation S promulgated thereunder, relating to offers of securities by an issuer not involving any public offering.

●

During the three months ended March 31, 2019, the Company sold for cash 7,541,663 shares of common stock and warrants to purchase: (i) 7,541,663 shares at prices ranging from $0.05 per share to $0.50 per share for net proceeds of $165,749. The warrants expire at various times through March 21, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit		Filed or Furnished	Incorporated by Reference
No.	Description	Herewith	Form	Exhibit No.	Filing Date
3.1	Series C Preferred Stock Certificate of Designations.		8-K	3.1	01/18/2019

10.1	Securities Purchase Agreement by and between the Company and Geneva Roth Remark Holdings, Inc., dated January 9, 2019.		8-K	10.1	01/18/2019

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	X

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Dated: May 20, 2019	By:	/s/ Chaya Hendrick
Chaya Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: May 20, 2019	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)