Form 10-K
period 2019-06-30
SmartMetric, Inc.
filed 2019-09-30
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $9,698,446 computed by reference to the closing price of the registrant’s common stock as quoted on the OTCQB maintained by OTC Markets, Inc. on December 31, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) (which was $0.045 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 5, 2019, there were 274,465,126 shares of common stock, par value $0.001 issued and outstanding.

i

FORWARD LOOKING STATEMENTS

In this annual report, references to “SmartMetric, Inc.,” “SmartMetric,” “SMME,” “the Company,” “we,” “us” and “our” refers to SmartMetric, Inc. Also, any reference to “common shares,” or “common stock” refers to our $0.001 par value common stock. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.001 par value Series B Convertible Preferred Stock and our $0.001 par value Series C Convertible Preferred Stock.

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

ii

PART I

Item 1.	Business

Corporate History and Overview

SmartMetric, Inc. (“SmartMetric” or the “Company”) was incorporated pursuant to the laws of Nevada on December 18, 2002. SmartMetric is a development stage company engaged in the technology industry. SmartMetric’s main products are a fingerprint sensor debit card as well as a card with a finger sensor and fully functional fingerprint reader embedded inside the card. The SmartMetric biometric cards have a rechargeable battery allowing for portable biometric identification and card activation. This card is referred to as a biometric card or the SmartMetric Biometric Card.

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

On February 1, 2019, SmartMetric entered into a manufacturing and license agreement with Servired, SA (“Servired”). Servired operates the major payments network in Spain for credit and debit card transactions. Subsequently, the Servired agreement has been transferred and assumed in total by RedSys, SA. (“RedSys”) as part of a corporate reorganization. RedSys is now the corporate entity that owns the ADVANTIS (discussed later) credit card and debit card chip and operating software system. Regarding integration of Advantis in Redsys, Redsys acquired from Servired, through company succession, the independent economic marketing unit of the Advantis System and the Pricenet, SIS and SAS family programs.

The ADVANTIS EMV Chip and operating system is currently being used by banks around the world on their debit and credit cards. 1.4 Billion cards with the ADVANTIS chip and software operating system have been issued by their member banks worldwide.

SmartMetric is now in the process of manufacturing its biometric credit/debit card with the ADVANTIS payments card chip and operating system. This will allow over 500 Banks worldwide, who are already using the ADVANTIS chip and chip card operating system, to seamlessly issue this new SmartMetric – ADVANTIS biometric credit and debit card.

Additional technological advances have now been made on both the Company’s biometric credit/debit card and its multifunction cyber security, building access to the biometric card.

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

Recent Developments

On January 14, 2019, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada (the “Certificate of Designation”), which established 1,000,000 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”), par value $0.001 per share, having such designations, rights and preferences as set forth in the Certificate of Designation, as determined by the Company’s Board of Directors in its sole discretion, in accordance with the Company’s Certificate of Incorporation and Bylaws. The Certificate of Designation became effective with the State of Nevada upon filing.

The shares of Series C Preferred Stock have a stated value of $1.00 per share, are convertible into Common Stock at a price per share equal to 71% of the average of the lowest two (2) closing prices of the Common Stock during the fifteen (15) Trading Day (as defined in the Certificate of Designation) period ending on the last complete Trading Day prior to the Conversion Date (as defined in the Certificate of Designation) (the “Conversion Price”), and earn dividends at the rate of 10% per annum. Upon an Event of Default (as defined in the Certificate of Designation), the Series C Preferred Stock earn dividends at the rate of 22% per annum.

The shares of Series C Preferred Stock do not have voting rights, and rank: (a) senior with respect to dividend rights and rights of liquidation with the Common Stock; (b) junior with respect to dividends and right of liquidation with respect to the Company’s Series B Preferred Stock; and (c) junior with respect to dividends and right of liquidation to all existing indebtedness of the Company.

The Company may redeem the Series C Preferred Stock in accordance with the terms of the Certificate of Designation prior to the one hundred eightieth (180th) day following the date of issuance of the Series C Preferred Stock.

The Company sold: (i) 70,000 shares of Series C Preferred Stock on January 15, 2019 for gross proceeds of $63,000; (ii) 51,700 shares of Series C Preferred Stock on June 14, 2019 for gross proceeds of $47,000; and (iii) 52,800 shares of Series C Preferred Stock on August 27, 2019 for gross proceeds of $48,000.

Sales and Marketing

SmartMetric has engaged distributors and dealers in both North and South America. SmartMetric has entered into an agreement with Redsys the owner of the ADVANTIS credit and debit card chip that is used in over 1.4 Billion credit/debit cards globally. RedSys/Advantis is owned by card issuing Banks. Five hundred (500) card issuing banking organizations around the world are issuing credit and debit cards with the RedSys/ADVANTIS chip.

SmartMetric has added the ADVANTIS credit/debit card chip onto the SmartMetric biometric card thereby allowing the existing RedSys / ADVANTIS banks already issuing credit and debit cards with their chip on board to now issue seamlessly the SmartMetric biometric credit / debit card. RedSys / ADVANTIS have agreed to work closely with SmartMetric in promoting the SmartMetric card globally. RedSys / ADVANTIS is owned by some the largest Banks in Europe and Latin America.

Manufacturing

The Company designs and develops its biometric technology. Current production capacity is approximately 250,000 cards per week  that can be substantially increased over a relatively short period of time.

SmartMetric’s President & CEO in the card lamination factory.

Intellectual Property

We rely on patents, licenses, trade secrets, trademarks, copyright registrations and non-disclosure agreements to establish and protect our proprietary rights in our technologies and products. A number of patents are in process (Patents Pending) that cover critical aspects of the engineering and function of the SmartMetric biometric card. The founder of SmartMetric, Chaya Hendrick, is the inventor of these patents, and has provided SmartMetric with an option over biometric card related pending patents invented by her.

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

Competition

Various potential competitors have announced products similar to that of SmartMetric’s. It is understood that “announced” is defined as a person to hold their finger on the cards fingerprint sensor while it is in a card reader. Unlike the SmartMetric biometric card that is powered from its own internal rechargeable battery, this other type of card does not allow the card to be used in most restaurants that need to take the card away from the table for processing at the checkout. It also does not allow their other type of card to be used at the vast majority of ATM’s.

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

From inception through June 30, 2019, we have raised approximately $26,000,000 million through the sale of our securities. During this same period, we have recorded an accumulated deficit of approximately $26,933,463 million. Our net losses for the two most recent fiscal years ended June 30, 2019, and 2018 were $936,551 and $1,641,788, respectively. We have never made any sales and have never generated revenues and we anticipate none will be generated for the foreseeable future. We expect to incur significant operating losses for the foreseeable future as we continue the development of our products. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely source of such additional capital is the sale of our securities. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

To date, we have generated only losses, which are expected to continue for the foreseeable future.

For the years ended June 30, 2019 and 2018, we incurred a net loss of $936,551 and $1,641,788, respectively. We may not be able to achieve expected results, including any guidance or outlook it may provide from time to time.

We may continue to incur losses and may be unable to achieve profitability. We cannot assure you that our net losses and negative cash flow will not accelerate and surpass our expectations nor can we assure you that we will ever generate any net income or positive cash flow.

We may not be able to continue as a going concern if we do not obtain additional financing by December 31, 2019.

Since our inception, we have funded our operations primarily through the sale of our securities. Our cash and cash equivalents balance at June 30, 2019 was $10,161. Based on our current expected level of operating expenditures, we expect to only be able to fund our operations through the first quarter (ending September 30, 2020) of fiscal year ending June 30, 2021, at which time we will need additional capital. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our June 30, 2019 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past September 30, 2020. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

As of June 30, 2019, we owe Chaya Hendrick, our CEO, $790,015 in deferred salary, of which the failure to pay could result in Chaya Hendrick’s termination of employment, the result of which would materially harm our business.

We currently have not paid $790,015 in salary owed to Chaya Hendrick pursuant to Chaya Hendrick’s employment agreement outstanding with us as of June 30, 2019. While Chaya Hendrick continues to support the Company and continues to operate as its CEO, President and chairman of the Board of Directors, there can be no assurances that this will continue if we fail to back salaries and future salary owed. Additionally, as of July 1, 2017, all prior and future deferred salary owed will bear interest at a rate of 7% per annum. In the event Chaya Hendrick terminates employment for lack of payment, the Company believes such loss would cause irreparable harm to our product development and would materially harm our business prospects. Additionally, there can be no assurances that Chaya would not attempt to foreclose on our assets in order to satisfy such debt obligations.

Risks Relating to our Stage of Development and Business

Our potential competitors have significantly greater resources than we have, which may make competing difficult.

We compete against numerous companies, many of which have substantially greater resources than we have. Several such competitors have large teams of engineers and scientists that attempt to develop products and technologies similar to ours. Companies such as Gemalto, Giesecke & Devrient, IDEMIA, as well as others, have substantially greater financial, research, manufacturing and marketing resources than we do. As a result, such competitors may find it easier to compete in our industry and bring competing products to market.

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

Risks Relating to Market Approval and Government Regulations

Compliance with regulation of corporate governance and public disclosure diverts time and attention away from revenue generating activities.

Our management team invests significant time and financial resources to comply with existing standards for public companies, which has lead to management time and attention from developing our business to compliance activities which could have an adverse effect on our business.

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

We are authorized under our certificate of incorporation to issue up to 305,000,000 shares consisting of 300,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2019, we have issued and outstanding 264,648,821 shares of common stock; 610,000 shares of Series B Convertible Preferred Stock that are convertible into 30,500,000 shares of common stock at the election of the holder; and 121,700 shares of shares of Series C Convertible Preferred Stock that are convertible into 16,901,408 shares of common stock. Additionally, we have 26,526,234 shares of common stock reserved upon the exercise of outstanding purchase warrants. Accordingly, as of June 30, 2019 we are entitled to issue up to 8,824,945 additional shares of common stock, and 4,390,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

We are a small company which is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we come to the attention of such persons, they may be reluctant to follow or recommend an unproven company such as ours until such time as we became more seasoned and viable. Generally, the trading market for a company’s securities depends in part on the research and reports that securities or industry analysts publish. We currently have limited research coverage by securities and industry analysts. As a consequence, there may be periods of time when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer with significant research coverage. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or if developed, will be sustained, or that current trading levels could be sustained or not diminish. In addition, in the event any analyst downgrades our securities, the price of our shares would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and its trading volume, if any, to decline.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2019 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with the assessment described above, management identified control deficiencies that represented a material weakness at June 30, 2019. See “Item 9A. Controls and Procedures” for more detailed discussion.

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

Our principal office is located at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109. We currently lease this property at a rate of approximately $1,100 per month. We believe that our existing office facility is adequate for our current needs and that additional space will be available if, and when needed.

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

Market Information

As of June 30, 2019, 264,648,821 shares of our common stock were issued and outstanding.

Holders

As of June 30, 2019, the Company had 1,100 shareholders of record of our common stock, including the shares held in street name by brokerage firms.

Dividend Policy

During fiscal year ended June 30, 2019, the Company declared preferred stock dividends of $7,401 and accrued preferred stock dividends payable of $3,123. We currently intend to retain all of our future earnings, if any, to finance the operation and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants, applicable law and other factors that our board of directors may deem relevant. If we do not pay dividends, a return on your investment will occur only if the market price of our common stock appreciates.

Transfer Agent

The transfer agent for our common stock is Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, NJ 07601.

Rule 10B-18 Transactions

During the fiscal year ended June 30, 2019, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the years ended June 30, 2019 and 2018, we issued securities that were not registered under the Securities Act. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

●	During the three months ended September 30, 2017, the Company sold for cash 2,500,000 shares of common stock and warrants to purchase: (i) 1,437,500 shares at $0.70 and $0.20 per share and (ii) 724,500 shares at $1.00 and $0.50 per share, for net proceeds of $114,625. The warrants expire at various times through September 28, 2019. During the three months ended September 30, 2017, 300,000 shares were issued and 2,200,000 shares were accrued as stock payable.

●	During the three months ended September 30, 2017, the Company issued 362,864 shares of common stock for consulting services valued at $21,825, based on the stock price at the time of the respective agreements underlying the services provided. All 362,864 shares were accrued to stock payable.

●	During the three months ended December 31, 2017, the Company sold for cash 8,319,000 shares of common stock and warrants to purchase: (i) 3,250,000 shares at $0.20 per share and (ii) 1,638,000 shares at $0.50 per share, for net proceeds of $259,362. The warrants expire at various times through December 29, 2019. During the three months ended December 31, 2017, 5,120,000 were issued and 3,199,000 shares were accrued to stock payable.

●	During the three months ended December 31, 2017, the Company issued 212,164 shares of common stock for consulting services valued at $15,000, based on the stock price at the time of the respective agreements underlying the services provided. These shares were issued on November 8, 2017.

●	During the three months ended March 31, 2018, the Company sold for cash 2,850,000 shares of common stock and warrants to purchase: (i) 2,051,250 shares at $0.70 per share and (ii) 929,250 shares at $1.00 per share, for net proceeds of $142,305. The warrants expire at various times through February 21, 2020. None of the 2,850,000 shares were issued as of March 31, 2018.

●	During the three months ended March 31, 2018, the Company issued 508,620 shares of common stock for consulting services valued at $30,000, based on the stock price at the time of the respective agreements underlying the services provided. These shares were issued on February 26, 2018.

●	During the three months ended June 30, 2018, the Company sold for cash 2,646,100 shares of common stock and warrants to purchase: (i) 1,536,625 shares at $0.70 per share and (ii) 774,459 shares at $1.00 per share, for net proceeds of $119,738. The warrants expire at various times through June 15, 2020. During the three months ended June 30, 2018, 1,937,500 of these shares were issued and 708,600 shares were accrued to stock payable.

●	During the three months ended September 30, 2018, the Company sold for cash 4,624,153 shares of common stock for net proceeds of $145,770 and warrants to purchase (i) 3,699,988 shares at $0.25, (ii) 60,000 shares at $0.30, (iii) 30,000 shares at $0.50, (iv) 301,875 shares at $0.70 and (v) 151,970 shares at $1.00. During the quarter ended September 30, 2018, the Company issued a total of 5,502,538 shares of common stock. Of the total number of shares issued, 3,061,659 shares were for proceeds received during the quarter and 2,440,879 shares to reduce the liability for stock to be issued. During the three months ended September 30, 2018, 3,061,659 of these shares were issued and 1,562,494 shares were accrued to stock payable.

●	During the three months ended December 31, 2018, the Company sold for cash 5,212,499 shares of common stock and warrants to purchase: (i) 3,712,499 shares at $0.25 per share and (ii) 1,500,000 shares at $0.50 per share, for net proceeds of $106,060. The warrants expire at various times through December 4, 2020. During the quarter ended December 31, 2018, the Company issued a total of 2,026,660 shares of common stock. Of the total number of shares issued, 250,000 shares were for proceeds received during the quarter and 4,962,499 shares to reduce the liability for stock to be issued. During the three months ended December 31, 2018, 250,000 shares were issued and 4,962,499 shares were accrued to stock payable.

●	During the three months ended March 31, 2019, the Company sold for cash 7,541,663 shares of common stock and warrants to purchase: (i) 7,541,663 shares at prices ranging from $0.05 per share to $0.50 per share for net proceeds of $165,749. The warrants expire at various times through March 21, 2021. None of these shares were issued during the quarter ended March 31, 2019. During the three months ended March 31, 2019, none of the 7,541,663 were issued and all 7,541,663 shares were accrued to stock payable.

●	During the three months ended June 30, 2019, the Company sold for cash 1,740,000 shares of common stock and warrants to purchase: (i) 1,740,000 shares at a price of $0.25 per share for net proceeds of $86,934. The warrants expire at various times through June 10, 2021. None of these shares were issued during the quarter ended June 30, 2019. During the three months ended June 30, 2019, none of the 1,740,000 shares were issued and all 1,740,000 shares were accrued to stock payable.

Item 6.	Selected Financial Data

Not Applicable as we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.
●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
●	Results of Operations - Analysis of our financial results comparing the year ended June 30, 2019 and June 30, 2018.
●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

To date, we have devoted a substantially all of our efforts and financial resources to the development of our SmartMetric Card. Since our inception in 2002, we have generated no revenue from product sales and have funded our operations principally through the private sales of our equity securities. We have never been profitable and, as of June 30, 2019, we had an accumulated deficit of approximately $26,933,463. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our technologies and advance them to market.

Our cash and cash equivalents balance at June 30, 2019 was approximately $10,161, representing 37.6% of total assets. Notwithstanding our recent capital raises, based on our current expected level of operating expenditures, we expect to be able to fund our operations into the quarter beginning January 1, 2020. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $936,551 and $1,641,788 for the years ended June 30, 2019 and 2018, respectively, and has incurred a cumulative loss of $26,933,463 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Earnings Per Share - In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Patent Impairment - When the carrying balance of the Company’s patent is more than what it could be sold for on the open market and/or is not recoverable through future use, the Company decreases its value. In determining whether the carrying value is not recoverable, the Company estimates the sum of the expected cash flows from the use of the patent or its possible sale. If the results in an amount less that the patent’s value on the financial statements, the Company will deem the patent’s carrying value on the balance sheet to be impaired by the amount that the carrying value exceeds the fair market value of the asset. The decrease in the patent’s value will then be included as a loss in the Company’s profit and loss statement. The Company recorded no loss from patent impairment during the period ended June 30, 2019. During the year ended June 30, 2018, the Company recorded a loss of $600,000 related to the patent impairment

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from those estimates.

Cash – The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at June 30, 2019 and 2018.

Research and Development Costs - Research and development costs are charged to expense as incurred. Our research and development expenses consist primarily of expenditures for toxicology and other studies, manufacturing, clinical trials, compensation and consulting costs.

Result of Operations

Year Ended June 30, 2019 Compared to the Year Ended June 30, 2018

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the years ending June 30, 2019 and 2018. We do not anticipate generating any revenues during the year ending June 30, 2020. Net loss for the years ended June 30, 2019 and 2018 were $936,551 and $1,641,788, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $875,718 and $1,002,704 during the years ended June 30, 2019 and 2018, respectively.  The decrease in operating expenses is the result of the following factors.

	Year Ended June 30,		Change in 2019 Versus 2018
	2019	2018	$	%
Operating Expenses
Research and development	$107,962	$129,375	$(21,413)	(16.6)%
General and administrative	577,756	683,329	(105,573)	(15.4)%
Officer salary	190,000	190,000	—	(0)%
Total operating expense	$875,718	$1,002,704	$(126,986)	(12.7)%

Research and Development

Research and development expenses totaled $107,962 and $129,375 for the years ended June 30, 2019 and 2018, respectively. The decrease of $21,143, or 16.6%, in 2019 compared to 2018 was primarily attributable to a decrease in engineering costs.

Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $577,756 and $683,329 for the years ended June 30, 2019 and 2018, respectively. The decrease of $105,573 or 15.4%, in 2019 compared to 2018 was primarily the result of a decrease in consulting expenses.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Officer salary totaled $190,000 for the years ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of approximately $26.9 million as of June 30, 2019 and anticipate that we will continue to incur additional losses for the foreseeable future. Through June 30, 2019, we have funded our operations through the private sale of our equity securities and exercise of options and warrants, resulting in gross proceeds of approximately $26 million. Cash and cash equivalents at June 30, 2019 were $10,161.

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

	Year Ended June 30,
	2019	2018

Cash at beginning of period	$4,427	$51,695
Net cash used in operating activities	(588,930)	(637,997)
Net cash used in investing activities	—	—
Net cash provided by financing activities	594,664	590,729
Cash at end of period	$10,161	$4,427

Net Cash Used in Operating Activities

Net cash used in operating activities was $587,265 and $637,997 for the years ended June 30, 2019 and 2018, respectively. The decrease of $50,737 in cash used during 2019 compared to 2018 was primarily attributable to lower consulting and legal expenses.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for years ended June 30, 2019 and 2018, respectively.

Net Cash Provided by Financing Activities

During the year ended June 30, 2019, we received net proceeds of $592,999 from the sales of our securities, compared to $590,729 for the year ended June 30, 2018. The increase was due to slightly increased private placement sales. We are actively seeking sources of financing to fund our continued operations and research and development programs.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended June 30, 2019 and 2018, together with the reports of the independent registered public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective February 1, 2019, AMC Auditing (“AMC”), the independent registered public accounting firm for the Company was acquired by Prager Metis CPAs LLC (“Prager”). As a result of this transaction, on April 10, 2019, AMC resigned as the independent registered public accounting firm for the Company. Concurrent with such resignation, the Company’s Board approved the engagement of Prager as the new independent registered public accounting firm for the Company.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of June 30, 2019 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the material weaknesses described below which have caused management to conclude that as of June 30, 2019 our internal controls over financial reporting were not effective at the reasonable assurance level.

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

Changes in Internal Controls

During the fiscal year ended June 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.  Each member of the Board of Directors serves for a term of one year, or until his or her successor has been duly elected and has been qualified. Each of our officers serve until they are replaced by the Board of Directors.

Name	Age	Position with the Company
Chaya Hendrick	63	President, Chief Executive Officer and Chairman of the Board
Jay M. Needelman, CPA	51	Chief Financial Officer, Director
Elizabeth Ryba	68	Director

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended June 30, 2019, there were no failures to file such forms in a timely fashion.

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

Summary Compensation Table

The table below sets forth, for the fiscal years ended June 30, 2019 and 2018, the compensation earned by each person acting as our Chief Executive Officer and Chief Financial Officer. The Company’s only employee is our Chief Executive Officer.

Name and Principal Position	Fiscal Year Ended	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Chaya Hendrick (President, Chief Executive Officer,	2019	$63,333	(2)	-0-	-0-	-0-	-0-	-0-	$126,667	(4)	$190,000
Chairman of the Board (1)	2018	$47,500	(3)	-0-	-0-	-0-	-0-	-0-	$142,500	(5)	$190,000

Jay Needelman (Chief and Principal Financial Officer,	2019	$15,000		-0-	-0-	-0-	-0-	-0-	-0-		$15,000
Director) (6)	2018	$15,000		-0-	-0-	-0-	-0-	-0-	-0-		$15,000

(1)	Chaya Hendrick has been President, Chief Executive Officer and director of the Company since inception. This Summary Compensation Table does not include the issuance of 200,000 shares of Series B Convertible Preferred Stock issued to Ms. Hendrick pursuant to an addendum to the employment agreement entered into on 9/30/2015. Each share of Series B Convertible Preferred Stock is convertible into 50 shares of Common Stock. Chaya Hendrick also has a car allowance in her employment agreement which she has forgone for the years ended June 30, 2019 and 2018.

(2)	The Company paid Chaya Hendrick $63,333 for the year ended June 30, 2019 out of her total aggregate salary of $190,000, with the remainder being accrued but unpaid. As of June 30, 2019, the Company has accrued $790,015 of unpaid salary, which includes previously accrued but unpaid salary for periods not covered under this Summary Compensation Table.

(3)	The Company paid Chaya Hendrick $47,500 for the year ended June 30, 2018 out of her total aggregate salary of $190,000, with the remainder being accrued but unpaid. As of June 30, 2018, the Company has accrued $663,348 of unpaid salary, which includes previously accrued but unpaid salary for periods not covered under this Summary Compensation Table.

(4)	Includes $126,667 in accrued but unpaid salary for the year end June 30, 2019. As of June 30, 2019, the Company has accrued $790,015 of unpaid salary, which includes previously accrued but unpaid salary for periods not covered under this Summary Compensation Table.

(5)	Includes $142,500 in accrued but unpaid salary for the year end June 30, 2018. As of June 30, 2018, the Company has accrued $663,348 of unpaid salary, which includes previously accrued but unpaid salary for periods not covered under this Summary Compensation Table.

(6)	Jay Needelman has served as our Chief Financial Officer since 2007. Mr. Needelman receives annual compensation of $15,000 for his services as our Chief Financial Officer.

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

The Prior Agreement may be terminated on 30 days’ notice by Ms. Hendrick but may only be terminated by the Company for “cause.” In the event that Ms. Hendrick’s employment was terminated by the Company, the Company was obligated to pay to Ms. Hendrick an amount equal to $350,000 plus salary remaining on the term of the Prior Agreement.

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

The Agreement may be terminated on 30 days’ notice by Ms. Hendrick but may only be terminated by the Company for “cause.” In the event that Ms. Hendrick’s employment is terminated by the Company for such “cause,” the Company is obligated to pay to Ms. Hendrick an amount equal to $350,000 plus the remaining salary on the term of the Agreement.

Jay Needelman Contract

We currently have an oral agreement with Jay Needelman, our part-time Chief Financial Officer, whereby we pay Mr. Needelman an annual fee of $15,000 for his services, payable in quarterly installments of $3,750.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of June 30, 2019, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Director/Officer	Number of Shares of Common Stock (1)		Percentage of Class (1)
	Directors and Executive Officers

Common Stock	Chaya Hendrick (2) 145 East Harmon Avenue, Unit 19620 Las Vegas, NV 89109	Chief Executive Officer, Chairman of the Board of Directors	89,127,778	(2)	33.68%

Common Stock	Jay Needelman, CPA 520 West 47th Street Miami Beach, FL 33140	Director; Chief Financial Officer	-0-		0%

Common Stock	Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	Director	40,000		* %

	All Executive Officers and Directors as a Group (3 persons)		89,167,778		33.69%

	5% Shareholders

*	Less than one percent (1%)

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on June 30, 2019, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) 264,648,821, the total shares of common stock outstanding on June 30, 2019, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of any preferred stock and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	The 89,127,778 shares of common stock include (i) 58,627,778 of Common Stock and; (ii) 610,000 shares of Series B Convertible Preferred Stock convertible into 30,500,000 shares of common stock held by Applied Cryptography, Inc. (“ACI”) and / or Chaya Hendrick. The outstanding shares of Series B Convertible Preferred Stock are entitled to vote on any matter with the holders of Common Stock voting together as one (1) class and shall have that number of votes (identical in every other respect to the voting rights of the holder of common stock entitled to vote at any regular or special meeting of Stockholders) equal to that number of common shares which is not less than 51% of the vote required to approve any action, which Nevada law provides may or must be approved by vote or consent of the common shares or the holders of other securities entitled to vote, if any. Each share of Series B Convertible Preferred Stock is convertible, at the option of the holder, into fifty (50) shares of Common Stock upon the satisfaction of certain conditions and for purposes of determining a quorum of a shareholder meeting, the outstanding shares of Series B Convertible Preferred Stock shall be deemed the equivalent of 51% of all shares of the Company’s Common Stock entitled to vote at such meetings. Our Chairman and Chief Executive Officer, has sole voting and dispositive power over all of the shares beneficially owned by ACI.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Related Party Transactions:

●	Chaya Hendrick, our CEO has made cash advances to the Company periodically in exchange for promissory notes of such face values. As of the years ended June 30, 2019 and 2018, we owed $3,759 and $15,000, respectively. These notes bear interest at 7.00% per annum. We have paid down $11,241 of these cash advances during the year ended June 30, 2019.

●	During the years ended June 30, 2019 and 2018, Chaya Hendrick, our CEO deferred $126,667 and $142,500 in annual salary, respectively. As of June 30, 2019 and 2018, respectively, the Company has accrued the amounts of $790,015 and $663,348 as deferred salary for the difference between Chaya Hendrick’s contractual annual salary and the amounts actually paid. These amounts include previously deferred salary prior to the years ended June 30, 2019 and 2018.

●	On September 30, 2015, we entered into an Addendum to the then existing employment agreement of Chaya Hendrick, pursuant to which in consideration for the issuance of 200,000 shares of the Company’s Series B Convertible Preferred Stock, Chaya Hendrick granted the us the first right to purchase or license any patents (the “Patent Option”) relating to “Smartcards” which the Hendrick (i) shall apply for with the relevant patent authorities during the term of the employment agreement, and (ii) are currently applied for with the relevant patent authorities or pending as of the date of the employment agreement. In exchange for the Patent Option the Company agreed, during the term of the such employment agreement, to pay for any fees and/or expenses related to the application for the such patent rights with the relevant patent authorities, including, but not limited to, legal or filing fees. If, upon our receipt of notice of any patent rights in writing; we and Hendrick fail to successfully negotiate and execute a purchase or license agreement as it relates to such patent rights within 60 calendar days of such receipt, Hendrick shall be permitted to retain or transfer such patent rights to a third party without any subsequent notice to us.

●	On September 11, 2017, we entered into a licensing a royalty agreement with Chaya Hendrick, our founder and CEO, whereby we received a license to certain patents related to our technologies until the expiration of such patents in exchange for the following : (i) the Issuance to Chaya Hendrick of 200,000 Series B Convertible Preferred Shares, (ii) the payment of 5% of gross revenues derived from the sale of products derived from the patents in the future, and (iii) annual payments beginning at $50,000 per annum, increased by 100% of each previous year (offset against 5% gross revenue royalty payments) for the duration of the term of the agreement. The agreement continues until (i) the terms of the licensed patents expire, (ii) we terminate the agreement with notice to Chaya Hendrick, or (iii) Chaya Hendrick terminates the agreement pursuant to a material breach of our duties or payments contained thereunder.

Item 14.	Principal Accounting Fees and Services

Type of Fees	Year end June 30, 2019	Year end June 30, 2018

Audit Fees
Prager Metis, LLC	$17,046	$15,746
Daszkal Bolton, LLC	$—	$2,000
Audit Related Fees
Tax Fees	—	—
All Other Fees	$—	2,000
Total Fees	$17,046	$17,746

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

SMARTMETRIC, INC.

Date: September 30, 2019	By:	/s/ Chaya Hendrick
Chaya Hendrick
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chaya Hendrick	Chief Executive Officer and Director	September 30, 2019
Chaya Hendrick	(principal executive officer)

/s/ Jay Needelman	Chief Financial Officer	September 30, 2019
Jay Needelman	(principal financial and accounting officer) and Director

/s/ Elizabeth Ryba	Director	September 30, 2019
Elizabeth Ryba

23

SMARTMETRIC INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Smartmetric, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Smartmetric, Inc. (the “Company”) as of June 30, 2019 and the related statements of operations, stockholders’ (deficit), and cash flows for the year ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the result of its operations and its cash flow for the year ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019
Basking Ridge, New Jersey

September 30, 2019

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

Emphasis of Matter

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

/s/ AMC Auditing

AMC Auditing
We have served as the Company’s auditor since 2017

Las Vegas, Nevada

October 5, 2018

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30,	June 30,
	2019	2018

Assets
Current assets:
Cash	$10,161	$4,427
Receivables	-	10,400
Prepaid expenses and other current assets	6,450	8,767

Total current assets	16,611	23,594

Total assets	$16,611	$23,594

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$880,390	$730,794
Liability for stock to be issued	147,484	103,718
Deferred Officer's salary	790,015	663,348
Related party interest payable	93,488	40,055
Dividends payable	3,123	-
Credit card payable	3,750	-
Shareholder loan	3,759	15,000

Total current liabilities	1,922,009	1,552,915

Commitments and Contingencies (Note 4 and 8)

Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1,000,000 shares 121,700 and 0 shares issued and outstanding, respectively	99,278	0

Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Common stock, $.001 par value; 300,000,000 shares authorized, 264,648,821 and 249,147,547 shares issued and outstanding , respectively	264,649	249,148
Additional paid-in capital	24,663,528	24,217,831
Accumulated deficit	(26,933,463)	(25,996,910)

Total stockholders' deficit	(2,004,676)	(1,529,321)

Total liabilities and stockholders' deficit	$16,611	$23,594

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Operations

	Year Ended	Year Ended
	June 30,	June 30,
	2019	2018

Revenues	$-	$-

Expenses:
Officer's salary	190,000	190,000
Other general and administrative	577,756	683,329
Research and development	107,962	129,375

Total operating expenses	875,718	1,002,704

Loss from operations before other expense	(875,718)	(1,002,704)

Other expense:
Interest expense	(53,432)	(39,084)
Loss on patent impairment	-	(600,000)
Total other expense	(53,432)	(639,084)

Loss before income taxes	(929,150)	(1,641,788)

Provision for income taxes	-	-

Net loss	(929,150)	(1,641,788)
Preferred stock dividends	(7,401)	-
Net loss available for common stockholders	$(936,551)	$(1,641,788)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	256,676,745	240,133,406

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Cash Flows

	Year Ended	Year Ended
	June 30,	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2019	2018
Net loss	$(936,551)	$(1,641,788)

Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment	-	600,000
Common stock issued and issuable for services	-	66,824

Changes in assets and liabilities
Decrease in prepaid expenses and other current assets	2,317	50,560
(Decrease) increase in accounts payable and accrued expenses	149,596	104,822
Increase in deferred officer salary	126,667	142,500
Increase (decrease) in credit card debt	3,750	-
Increase (decrease) in allowance for bad debt	10,400	-
Increase (decrease) in dividends payable	1,458	-
Increase in accrued interest payable	53,433	39,084

Net cash used in operating activities	(588,930)	(637,998)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	(11,241)	10,200
Proceeds from sale of common stock	507,782	580,530
Proceeds from sale of Series C Preferred stock	95,000	-
Dividends payable	3,123	-
Net cash provided by financing activities	594,664	590,730

NET INCREASE (DECREASE) IN CASH	5,734	(47,268)

CASH AT BEGINNING OF YEAR	4,427	51,695

CASH AT END OF YEAR	$10,161	$4,427

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-
Interest	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

			Class A				Additional
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2017	410,000	$410	-	$-	226,172,799	$226,173	$22,778,252	$(24,346,047)	$(1,341,212)

Series B Preferred	200,000	200	-	-	-	-	599,800	200	600,000

Shares issued of common stock and warrants for services rendered	-	-	-	-	1,083,948	1,083	65,742	-	66,825

Shares issued of common stock and warrants for cash	-	-	-	-	21,891,800	21,892	774,037	-	795,929

To adjust for prior period expense	-	-	-	-	-	-	-	(9,075)	(9,075)

Net loss for period	-	-	-	-	-	-	-	(1,641,788)	(1,641,788)

Balance June 30, 2018	610,000	610	-	-	249,147,547	249,148	24,217,831	(25,996,910)	(1,529,321)

Shares issued of common stock and warrants for cash	-	-	-	-	15,501,274	15,501	445,697	-	461,198

Dividends								(7,401)	(7,401)

Net loss for the period	-	-	-	-	-	-	-	(929,150)	(929,150)

Balance June 30, 2019	610,000	$610	-	$-	264,648,821	$264,649	$24,663,528	$(26,933,461)	$(2,004,674)

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

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

Basis of Presentation

The financial statements present the balance sheets, statements of operations, stockholder’s equity (deficit) and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company has adopted June 30 as its fiscal year end.

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $936,551 and $1,641,788 for the years ended June 30, 2019 and 2018, respectively, and has incurred a cumulative loss of $26,933,463 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

There are no assurances that the Company will be able to achieve the level of revenues adequate to generate a sufficient cash flow from operations to support the Company’s working capital requirements. To the extent that funds generated are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations.

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

Recent Accounting Pronouncements

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our consolidated financial statements upon adoption.

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

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and related party payables approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company at present does not have any Level 2 or Level 3 fair value instruments.

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

Cash

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at June 30, 2019 and 2018.

 Research and Development

The Company annually incurs costs on activities that relate to research and development of new technology and products.  Research and development costs are expensed as incurred.

Revenue Recognition

The Company has not recognized revenues to date.  Therefore, the Company has not yet adopted a revenue recognition policy.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.   Management evaluates Company tax positions on an annual basis and has determined that as of June 30, 2019 and 2018, no accrual for uncertain income tax positions is necessary.

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of June 30, 2019, and 2018, respectively, 26,526,234 and 14,842,583 dilutive shares were excluded from the calculation of diluted loss per common share.

 Patent Impairment

When the carrying balance of the Company’s patent is more than what it could be sold for on the open market and/or is not recoverable through future use, the Company decreases its value. In determining whether the carrying value is not recoverable, the Company estimates the sum of the expected cash flows from the use of the patent or its possible sale. If the results in an amount less that the patent’s value on the financial statements, the Company will deem the patent’s carrying value on the balance sheet to be impaired by the amount that the carrying value exceeds the fair market value of the asset. The decrease in the patent’s value will then be included as a loss in the Company’s profit and loss statement. The Company recorded no loss from patent impairment during the year ended June 30, 2019. During the year ended June 30, 2018, the Company recorded a loss of $600,000 related to the patent impairment.

NOTE 3 -	PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of any consulting agreements, as well as advance rental payments.  All consulting agreements are entered into for the issuance of common stock and warrants and are valued based on the stock price or computed warrant value at the time of the respective agreement.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -	COMMITMENTS

Lease Agreement

The Company utilizes office in Las Vegas, NV on a short-term lease basis. The Company’s main office is located in Las Vegas, NV. Rent expense for the years ended June 30, 2019 and 2018 was $12,522 and $30,947, respectively.

The Company adopted ASC 842 on January 1, 2019 and evaluated to conclude that it has no impact on the financial statements, as under the practical expedient, the lease consists of terms less than one year, and therefore is not required to be capitalized.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $3,759 and $15,000 as of June 30, 2019 and 2018, respectively. These advances bear interest at 7.00% per annum.

As of June 30, 2019 and June 30, 2018, the Company has accrued the amounts of $790,015 and $663,348, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

NOTE 5 -	STOCKHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2019, the Company has 5,000,000 shares of preferred stock, par value $0.001, authorized and 610,000 shares issued and outstanding.

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

On September 11, 2017, the Company issued 200,000 shares of Series B preferred shares to its CEO, Chaya Hendrick, in consideration for grant of exclusive rights to the licensed patent.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -	STOCKHOLDERS’ DEFICIT (CONTINUED)

Class A Common Stock

As of June 30, 2019, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding.

Common Stock and Warrants

During the three months ended to September 30, 2017, the Company sold for cash 2,500,000 shares of common stock and warrants to purchase (i) 1,437,500 shares at $0.70 and $0.20 per share and (ii) 724,500 shares at $1.00 and $0.50 per share, for net proceeds of $114,625.

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

During the three months ended March 31, 2018, the Company sold for cash 2,850,000 shares of common stock and warrants to purchase: (i) 2,051,250 shares at $0.70 per share and (ii) 929,250 shares at $1.00 per share, for net proceeds of $142,305. The warrants expire at various times through February 21, 2020. None of the 2,850,000 shares were issued as of March 31, 2018.

During the three months ended March 31, 2018, the Company issued 508,620 shares of common stock for consulting services valued at $30,000, based on the stock price at the time of the respective agreements underlying the services provided. These shares were issued on February 26, 2018.

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

During the three months ended September 30, 2018, the Company sold for cash 4,624,153 shares of common stock for net proceeds of $145,770 and warrants to purchase (i) 3,699,988 shares at $0.25, (ii) 60,000 shares at $0.30, (iii) 30,000 shares at $0.50, (iv) 301,875 shares at $0.70 and (v) 152,210 shares at $1.00.

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

During the three months ended June 30, 2019, the Company sold for cash 1,740,000 shares of common stock and warrants to purchase: (i) 1,740,000 shares at a price of $0.05 per share for net proceeds of $86,934. The warrants expire at various times through June 10, 2021.

During the year ended June 30, 2018, the Company issued a total of 21,891,800 shares of common stock for cash totaling $759,929. In addition, the Company sold common shares, which have not yet been issued as June 30, 2018 and are considered stock payable in the amount of $103,718.

During the year ended June 30, 2019, the Company issued a total of 15,501,274 shares of common stock for cash totaling $461,198. In addition, the Company sold common shares, which have not yet been issued as June 30, 2019 and are considered stock payable in the amount of $147,484.

The common shares issued for services was 0, and 1,083,948, as of June 30, 2019 and 2018, respectively.

The following information summarizes the warrants outstanding and exercisable.

Warrants Outstanding and Exercisable at June 30, 2019:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted-Average Contractual Life Remining in Years	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$0.05 - $1.00	26,526,234	1.120	$0.33	26,526,234	$0.33

Warrants Outstanding and Exercisable at September 30, 2018:

$0.20 - $1.00	14,842,583	0.527	$0.53	14,842,583	$0.53

Warrant Activity:

As of June 30, 2019 and 2018, the following is a breakdown of the activity:

June 30, 2019:

Outstanding - beginning of year	14,842,583
Issued	18,738,235
Exercised	—
Expired	(7,054,584)

Outstanding - end of year	26,526,234

June 30, 2018:

Outstanding - beginning of year	20,276,399
Issued	12,341,584
Exercised	—
Expired	(17,775,400)

Outstanding - end of year	14,842,583

At June 30, 2019, all of the 26,526,234 warrants are vested, 23,226,234 warrants expire at various times through July 2020, 3,000,000 warrants expire in September 2019, and 300,000 warrants expire in July 2020.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated fair value of the Series C, mandatory redeemable convertible preferred stock at June 30, 2019 and 2018 was $110,000 and $0, respectively.

The Company recorded preferred stock dividends of $7,401 during fiscal year 2019, and accrued dividends payable of $3,123.

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

At June 30, 2019 and 2018, deferred tax assets consist of the following:

	2019	2018
Net operating loss carryforward	$7,972,161	$6,958,336
Warrant issuances	—	—
Deferred officer compensation	790,015	225,538
Other	371	644
Valuation allowance	(8,762,547)	(7,184,518)
	$—	$—

SMARTMETRIC INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -	INCOME TAXES (CONTINUED)

At June 30, 2019, the Company had a net operating loss carry-forwards in the amount of approximately $21.0 million available to offset future taxable income through 2036, which will begin to expire in 2021. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended June 30, 2019 and 2018 is summarized as follows:

	2019	2018
Tax on income before income tax	21.00%	34.00%
Effect of non-temporary differences	(0.01)%	(0.07)%
Effect of prior year items	—%	—%
Effect of temporary differences	—%	—%
Change in valuation allowance	(20.99)%	(33.90)%
	0.00%	0.00%

The total amount of unrecognized tax benefits can change due to tax examination activities, lapse of applicable statutes of limitations and the recognition and measurement criteria under the guidance related to accounting for uncertainty in income taxes.  The Company does not believe any significant increases or decreases will occur within the next twelve months.

The Company files income tax returns in the United States (“U.S.”) federal jurisdiction.  Generally, the Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years prior to 2015.  The Company does not file in any other jurisdiction and remains open for audit for all tax years as the statute of limitations does not begin until the returns are filed.

NOTE 8 -	LITIGATION

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business.   We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

NOTE 9 -	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2019 to the date these financial statements were issued.

Subsequent to June 30, 2019, the Company sold 52,800 shares of Series C Preferred Stock on August 26, 2019 for gross proceeds of $48,000.

Subsequent to June 30, 2019, the Company issued 11,216,305 common shares, all of which were for stock payable existing as of year end. These shares had a cash value of $226,000.

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.01	Articles of Incorporation of SmartMetric, Inc. filed 12/18/02	SB-2	3.1	9/3/04

3.02	Amendment to Articles of Incorporation dated 12/11/09	8-K	3.1	12/18/09

3.03	Amendment to Articles of Incorporation dated June 8, 2016	10-K	3.5	9/28/16

3.04	Certificate of Designation of Series B Preferred Stock	8-K	3.2	12/18/09

3.05	Amendment to Certificate of Designation of Series B Preferred Stock dated 11/5/14	10-Q	3.1	11/14/14

3.06	Amendment to Certificate of Designation of Series B Preferred Stock dated 6/8/16	10-K	3.4	9/28/16

3.07	Amended and Restated Bylaws of SmartMetric	8-K	3.1	4/26/16

3.08	Series C Preferred Stock Certificate of Designations dated 1/14/19	8-K	3.1	1/18/19

4.01	Common Stock Certificate Specimen	SB-2	4.1	9/3/04

4.02	Form of Warrant issued to May 2013 Investor	8-K	4.1	5/28/13

4.03	Form of Warrant issued to investors between 2015 – 2017	10-K	4.03	10/13/17

4.04*	SmartMetric, Inc. 2017 Equity Compensation Plan	10-Q	4.04	11/14/17

4.05*	Form of Option Grant under 2017 Equity Compensation Plan	10-Q	4.05	11/14/17

4.06*	Form of Restricted Stock Grant under 2017 Equity Compensation Plan	10-Q	4.06	11/14/17

4.07*	Form of Restricted Stock Unit Grant under 2017 Equity Compensation Plan	10-Q	4.07	11/14/17

10.01*	Assignment and Assumption Agreement dated 11/12/12 with Applied Cryptography	8-K	10.1	11/16/12

10.02	Subscription Agreement with May 2013 Investor	8-K	10.1	5/28/13

10.03*	Employment Agreement dated July 1, 2012 with Chaya Hendrick and Addendum dated 9/30/15	8-K	10.8	10/5/15
				10/13/17
10.04*	Assignment and Assumption dated 9/3/13 with Applied Cryptography	10-K	10.04

10.05	Form of Securities Purchase Agreement with investors used between 2015 - 2017	10-K	10.05	10/13/17

10.06*	Employment Agreement with Chaya Hendrick dated July 1, 2017	10-K	10.06	10/13/17

10.07*	Issued Patent License and Royalty Agreement dated 9/11/17 with Chaya Hendrick	10-K	10.07	10/13/17

10.08*	Jay Needelman Services Agreement	10-K/A	10.01	10/27/17

10.09	Manufacturer’s Representative Agreement	8-K	10.01	12/26/17

10.10	Agreement by and between the Company and Hogier Gartner CIA S.A. dated February 16, 2018	8-K	10.1	2/23/18

10.11	2018 Professional/Consultant Stock Compensation Plan	S-8	10.1	1/18/18

10.12	Securities Purchase Agreement by and between the Company and Geneva Roth Remark Holdings, Inc., dated January 9, 2019	8-K	10.1	1/18/19

14.01	SmartMetric Code of Ethics	SB-2	16.1	9/3/04

21.01	Subsidiaries of the Registrant	S-B/A	21.1	2/3/05

23.01	Consent of AMC Auditing, LLC				X

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Label Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.