Form 10-Q
period 2019-09-30
SmartMetric, Inc.
filed 2019-11-14
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of November 14, 2019, was 278,357,626.

SMARTMETRIC, INC.

TABLE OF CONTENTS

i

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	September 30,	June 30,
	2019	2019
	(Unaudited)
Assets
Current assets:
Cash	$-	$10,161

Prepaid expenses and other current assets	14,017	6,450

Total current assets	14,017	16,611

Total assets	$14,017	$16,611

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$886,383	$880,390
Liability for stock to be issued	54,979	147,484
Deferred Officer’s salary	790,015	790,015
Related party interest payable	107,313	93,488
Dividends payable	1,862	3,123
Credit card payable	7,839	3,750
Shareholder loan	14,059	3,759

Total current liabilities	1,862,450	1,922,009
Commitments and Contingencies (Note 4)

Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1,000,000 shares 104,500 and 121,700 shares issued and outstanding, respectively	90,751	99,278

Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Common stock, $.001 par value; 300,000,000 shares authorized, 275,865,126 and 264,648,821 shares issued and outstanding, respectively	275,865	264,649
Additional paid-in capital	24,944,825	24,663,528
Accumulated deficit	(27,160,484)	(26,933,463)

Total stockholders’ deficit	(1,939,184)	(2,004,676)

Total liabilities and stockholders’ deficit	$14,017	$16,611

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2019	2018

Revenues	$-	$-

Expenses:
Officer’s salary	47,500	47,500
Other general and administrative	132,859	124,004
Research and development	21,112	29,360

Total operating expenses	201,471	200,864

Loss from operations before other expense	(201,471)	(200,864)

Other expense	-	-
Interest expense	(13,825)	(12,463)
Total Other expense	(13,825)	(12,463)

Loss before income taxes	(215,296)	(213,327)

Provision for income taxes	-	-

Net loss	(215,296)	(213,327)
Preferred stock dividends	(11,725)	-
Net loss available for common stockholders	$(227,021)	$(213,327)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	272,691,261	250,262,593

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Changes In Stockholders’ (Deficit)

(Unaudited)

	Preferred Stock		Class A Common Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
Balance June 30, 2018	610,000	$610	-	$-	249,147,547	$249,148	$24,217,831	$(25,996,910)	$(1,529,321)

Shares issued of common stock and warrants for cash	-	-	-	-	5,502,538	5,502	210,667	-	216,169

Net loss for the period	-	-	-	-	-	-	-	(213,827)	(213,827)

Balance September 30, 2018	610,000	$610	-	$-	254,650,085	$254,650	24,428,498	$(26,210,737)	(1,526,979)

	Preferred Stock		Class A Common Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
Balance June 30, 2019	610,000	$610	-	$-	264,648,821	$264,649	$24,663,528	$(26,933,461)	$(2,004,674)

Shares issued of common stock and warrants for cash	-	$-	-	$-	7,991,662	7,992.00	218,008	-	226,000

Shares converted from Preferred shares	-	$-	-	$-	3,224,643	3,224.00	63,289	-	66,513

Preferred dividends								(11,725)	(11,725)

Net loss available for common shareholders	-	-	-	-	-	-	-	(215,296)	(215,296)

Balance September 30, 2019	610,000	$610	-	$-	275,865,126	$275,865	$24,944,825	$(27,160,482)	$(1,939,182)

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(215,296)	$(213,327)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities
Decrease in prepaid expenses and other current assets	(7,567)	2,500
(Decrease) increase in accounts payable and accrued expenses	5,993	7,726
Increase in deferred officer salary	-	47,500
Increase (decrease) in credit card debt	4,089	1,120
Increase (decrease) in dividends payable	(1,261)	-
Increase in accrued interest payable	13,825	12,463

Net cash used in operating activities	(200,217)	(142,018)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	10,300	3,000
Proceeds from sale of common stock	133,495	145,770
Proceeds from sale of Series C Preferred stock	45,000	-
Dividend payable	1,261	-

Net cash provided by financing activities	190,056	148,770

NET INCREASE (DECREASE) IN

CASH BEGINNING OF PERIOD	10,161	4,427
END OF PERIOD	-	11,179

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, as filed with the Securities and Exchange Commission on September 30, 2019. The condensed consolidated balance sheet as of June 30, 2019, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by US GAAP for complete financial statements.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $215,296 and $213,327 for the three months ended September 30, 2019 and 2018, respectively, and has an accumulated deficit of $27,160,484 at September 30, 2019.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern beyond November 2020. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In February 2016, the FASB issued authoritative guidance, which is included in ASC 842, “Leases.” This guidance requires lessees to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability. The Company has made the decision to adopt this guidance early, making it effective for the Company as of March 1, 2019. Based on the completed analysis, the Company has determined the adjustment did not have a material impact on the financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance is effective for the Company as of March 1, 2019. Based on the completed analysis, the Company has determined the adjustment did not have a material impact on the financial statements.

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2019 and 2018, 29,403,406 and 17,488,656 dilutive shares were excluded from the calculation of diluted loss per common share.

NOTE 3 -	PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements as well as advance rental payments. The Company does not currently have any prepaid items related to shares issued for services.

NOTE 4 -	COMMITMENTS

Lease Agreement

The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the three months ended September 30, 2019 and 2018 was $1,166 and $3,349 respectively. The Company maintains only one office. This office is located in Las Vegas, NV and is a month-to-month lease.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $14,059 and $3,759 at September 30, 2019 and June 30, 2019, respectively. These advances bear interest at the rate of seven percent (7%) per annum.

The Company has accrued the amounts of $790,015 and $790,015 at September 30, 2019 and June 30, 2019, respectively, as deferred officer’s salary, for the difference between the Chief Executive Officer’s annual salary and the amounts paid.

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

Preferred Stock

As of September 30, 2019, the Company had 5,000,000 shares of Class B preferred stock, par value $0.001, authorized and 610,000 shares issued and outstanding.

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

NOTE 5 -	STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock

As of September 30, 2019, the Company had 275,865,126 shares of common stock issued and outstanding.

●	During the three months ended September 30, 2019, the Company sold for cash 6,337,500 shares of common stock and warrants to purchase: (i) 6,337,500 shares at prices ranging from $0.10 per share to $0.25 per share for net proceeds of $133,495. The warrants expire at various times through September 17, 2021. None of these shares were issued during the quarter ended September 30, 2019, with all 6,337,500 shares being recorded as stock payable. During the three months ended September 30, 2019, the Company issued 11,216,305 shares for cash. Of these shares, 7,991,662 were issued from stock payable and 3,224,643 were converted from Preferred shares.

●	During the three months ended September 30, 2018, the Company sold for cash 4,624,153 shares of common stock for net proceeds of $145,770 and warrants to purchase (i) 3,699,988 shares at $0.25, (ii) 60,000 shares at $0.30, (iii) 30,000 shares at $0.50, (iv) 301,875 shares at $0.70 and (v) 151,970 shares at $1.00. During the quarter ended September 30, 2018, the Company issued a total of 5,502,538 shares of common stock. Of the total number of shares issued, 3,061,659 shares were for proceeds received during the quarter and 2,440,879 shares to reduce the liability for stock to be issued.

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

As of September 30, 2019, and June 30, 2019, the following is a breakdown of the warrant activity:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Contractual Life Remining in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$0.05 - $1.00	32,863,734	1.26	$0.28	32,863,734	$0.28

Warrants Outstanding and Exercisable at June 30, 2019:

$0.20 - $1.00	26,526,234	1.12	$0.34	26,526,234	$0.34

Warrant Activity:

September 30, 2019:

Outstanding - June 30, 2019	26,526,234
Issued	6,337,500
Exercised	—
Expired	(3,460,328)
Outstanding - September 30, 2019	29,403,406

June 30, 2019:

Outstanding - June 30, 2018	14,842,583
Issued	18,738,235
Exercised	—
Expired	(7,054,584)
Outstanding - June 30, 2019	26,526,234

At September 30, 2019, all of the 29,403,406 warrants are vested and (i) 29,103,406 warrants expire at various times prior to September 17, 2021, (ii) 300,000 warrants expire in July 2020,

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

The number of Series C, mandatory redeemable convertible preferred stock shares issued and outstanding were 104,500 and 121,700, respectively, for September 30, 2019 and June 30, 2019.

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

All shares of mandatorily redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 480, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series C mandatory redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end. The accretion for the three month period was 2,252.

The estimated fair value of the Series C mandatory redeemable convertible preferred stock at September 30, 2019 and 2018 was $90,751 and $0, respectively.

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

Commitments and Contingencies

NOTE 9 -	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2019 to the date these financial statements were issued. Subsequent to September 30, 2019, the Company issued 2,492,500 common stock shares, all of which attributable to stock payable.

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

The survey asked:

Would you pay for a safer biometric secured credit card that has a built-in fingerprint reader for your protection?

A1.	Yes	64.5%

	No	35.5%

*	Goode Intelligence is an independent analyst and consultancy company that provides quality advice to global decision makers in business and technology.

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $215,296 and $213,327 for the period ending September 30, 2019 and 2018, respectively, and has incurred a cumulative loss of $27,160,484 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending September 30, 2019 and 2018. Net loss for the three months ended September 30, 2019 and 2018 were $215,296 and $213,327, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $201,471 and $200,864 during the three months ended September 30, 2019 and 2018, respectively. The decrease in operating expenses is the result of the following factors.

	Quarter Ended September 30		Change in 2019 Versus 2018
	2019	2018	$	%
Operating expense
Officer salary	$47,500	$47,500	$—	(0)%
Research and development	21,112	29,360	(8,248)	(28.1)%
General and administrative	132,859	124,004	8,855	7.1%
Total operating expense	$201,471	$200,864	$607	0%

Research and Development

Research and development expenses totaled $21,112 and $29,360 for the three months ended September 30, 2019 and 2018, respectively. The decrease of $8,248, or 18.1%, in 2019 compared to 2018 was primarily attributable to decreased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $132,859 and $124,004 for the three months ended September 30, 2019 and 2018, respectively. The increase of $8,855 or 7.1%, in 2019 compared to 2018 was primarily the result of an increase in consulting expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totaled $13,825 and $12,463 for the three months ended September 30, 2019 and 2018, respectively.

	Quarter Ended September 30		Change in 2019 Versus 2018
	2019	2018	$	%

Interest Expense	13,825	12,463	1,362	10.9%
Total operating expense	$13,825	$12,463	$1,362	10.9%

Interest expense

We had net interest expense of $13,825 in the three months ended September 30, 2019 compared to $12,463 net interest expense for the three months ended September 30, 2018. The increase of $1,362 was attributable to interest expenses related to accrued but unpaid salary of our CEO pursuant to an amended and restated employment agreement entered into on July 1, 2017.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of $27,160,484 as of September 30, 2019 and anticipate that we will continue to incur additional losses for the foreseeable future. Through September 30, 2019, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $24.9 million from inception through September 30, 2019. Cash overdraft at September 30, 2019 was $4,609.

	Three months ended September 30,		Change in 2019 versus 2018
	2019	2018	$	%

Cash at beginning of period	$10,161	$4,427	$5,734	129.5%
Net cash used in operating activities	204,826	142,018	62,808	44.2%
Net cash used in investing activities	—	—	—	—
Net cash provided by financing activities	190,056	148,770	41,286	27.8%
Cash at end of period	$-0-	11,179	$(15,788)	(141.2%)

Net Cash Used in Operating Activities

Net cash used in operating activities was $204,826 and $142,018 for the three months ended September 30, 2019 and 2018, respectively. The increase of $62,808 in cash used during 2019 compared to 2018 was primarily attributable to an increase in consultant costs.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the three months ended September 30, 2019 and 2018, respectively.

Net Cash Provided by Financing Activities

During the three months ended September 30, 2019, net cash provided by financing activities was 190,056, compared to $148,770 for the three months ended September 30, 2018. The increase of $41,286 was due to higher sales of the Company’s securities in private placements. We continue to seek funding through private placement sales of equity to fund our continued operations, sales and marketing and ongoing research and development programs.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the three months ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2019 filed with the SEC on September 30, 2019 and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

●	During the three months ended September 30, 2019, the Company sold for cash 6,337,500 shares of common stock and warrants to purchase: (i) 6,337,500 shares at prices ranging from $0.10 per share to $0.25 per share for net proceeds of $133,495. The warrants expire at various times through September 17, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

		Filed or Furnished	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	Filing Date
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	X

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Dated: November 14, 2019	By:	/s/ Chaya Hendrick
Chaya Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 14, 2019	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)