Form 10-Q
period 2019-12-31
SmartMetric, Inc.
filed 2020-02-14
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of February 14, 2020, was 312,936,217.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	December 31,	June 30,
	2019	2019
	(Unaudited)
Assets
Current assets:
Cash	$53,473	$10,161

Prepaid expenses and other current assets	13,017	6,450

Total current assets	66,490	16,611

Total assets	$66,490	$16,611

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$891,398	$884,140
Liability for stock to be issued	189,538	147,484
Deferred Officer's salary	790,015	790,015
Related party interest payable	121,138	93,488
Dividends payable	4,374	3,123
Due to shareholders	41,343	-
Shareholder loan	9,819	3,759

Total current liabilities	2,047,625	1,922,009

Commitments and Contingencies (Note 4)

Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1,000,000 shares 106,800 and 121,700 shares issued and outstanding, respectively	86,564	99,278

Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Common stock, $.001 par value; 600,000,000 and 300,000,000 shares authorized, 281,965,822 and 264,648,821 shares issued and outstanding , respectively	281,966	264,649
Additional paid-in capital	25,051,083	24,663,528
Accumulated deficit	(27,401,358)	(26,933,463)

Total stockholders' deficit	(2,067,699)	(2,004,676)

Total liabilities and stockholders' deficit	$66,490	$16,611

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Expenses:
Officer's salary	47,500	47,500	95,000	95,000
Other general and administrative	149,719	124,157	282,578	248,161
Research and development	25,594	21,775	46,706	51,135

Total operating expenses	222,813	193,432	424,284	394,296

Loss from operations before other expense	(222,813)	(193,432)	(424,284)	(394,296)

Other expense
Interest expense	(13,825)	(13,358)	(27,651)	(25,820)
Total Other expense	(13,825)	(13,358)	(27,651)	(25,820)

Loss before income taxes	(236,638)	(206,790)	(451,935)	(420,116)

Provision for income taxes	-	-	-	-

Net loss	(236,638)	(206,790)	(451,935)	(420,116)
Preferred stock dividends	(4,238)	-	(15,963)	-
Net loss available for common stockholders	$(240,876)	$(206,790)	$(467,898)	$(420,116)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	278,034,075	254,804,287	275,362,668	252,521,874

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

(Unaudited)

					Additional Paid In	Accumulated
	Preferred Stock		Common Stock		Capital	Deficit	Total

Balance June 30, 2019	610,000	$610	264,648,821	264,649	$24,663,528	(26,933,461)	$(2,004,674)

Shares issued of common stock and warrants for cash	-	$-	7,991,662	7,992	218,008	-	226,000

Shares converted from Preferred shares	-	$-	3,224,643	3,224	63,289	-	66,513

Preferred dividends						(11,725)	(11,725)

Net loss available for common shareholders	-	-	-	-	-	(215,296)	(215,296)

Balance September 30, 2019	610,000	$610	275,865,126	$275,865	$24,944,825	$(27,160,482)	$(1,939,182)

Shares issued of common stock and warrants for cash	-	$-	3,730,000	3,730	77,720	-	81,450

Shares converted from Preferred shares	-	$-	2,370,696	2,371	28,538	-	30,909

Preferred dividends						(4,238)	(4,238)

Net loss available for common shareholders	-	-	-	-	-	(236,638)	(236,638)

Balance December 31, 2019	610,000	$610	281,965,822	$281,966	$25,051,083	$(27,401,358)	$(2,067,699)

Balance June 30, 2018	-	-	249,147,547	$249,148	$24,217,831	$(25,996,910)	$(1,529,321)

Shares issued of common stock and warrants for cash	-	-	5,502,538	5,503	210,667	-	216,170

Net loss for the period	-	-	-	-	-	(213,827)	(213,827)

Balance September 30, 2018	-	-	254,650,085	$254,651	$24,428,498	$(26,210,237)	$(1,526,479)

Shares issued of common stock and warrants for cash	-	-	2,026,660	2,027	59,973	-	62,000

Apic Adjustment	-	-	-	-	(9,471)	-	(9,471)

Net loss for the period	-	-	-	-	-	(206,790)	(206,790)

Balance December 31, 2018	-	-	256,676,745	$256,678	$24,479,000	$(26,417,027)	$(1,680,740)

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2019	2018
Net loss	$(451,935)	$(260,270)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities
(Increase) decrease in prepaid expenses and other current assets	(6,567)	4,750
Increase in accounts payable and accrued expenses	7,258	38,529
Increase in deferred officer salary	-	95,000
Increase in credit card debt		1,313
Increase in due to shareholder	41,342
Increase in accrued interest payable	27,650	25,821

Net cash used in operating activities	(382,252)	(94,857)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	6,060	3,520
Proceeds from sale of common stock	349,504	251,829
Proceeds from sale of Series C Preferred stock	70,000	-

Net cash provided by financing activities	425,564	255,349

NET INCREASE IN CASH	43,312	160,492

CASH, BEGINNING OF PERIOD	10,161	4,427
CASH, END OF PERIOD	53,473	164,919

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

Non-cash investing and financing activity:
Conversion of 104,000 Preferred C shares into 5,595,339 shares of Common stock	$93,906	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, as filed with the Securities and Exchange Commission on September 30, 2019. The condensed consolidated balance sheet as of June 30, 2019, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by US GAAP for complete financial statements.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $451,935 and $420,116 for the six months ended December 31, 2019 and 2018, respectively, and has an accumulated deficit of $27,401,358 at December 31, 2019.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date of this filing. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2019 and 2018, 28,153,406 and 20,257,155 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being Common stock warrants.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company’s main office is located in Las Vegas, Nevada. Rent expense under all leases for the six months ended December 31, 2019 and 2018 was $2,303 and $7,277 respectively. The Company maintains only one office. This office is located in Las Vegas, NV and is a month-to-month lease.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $9,819 and $3,759 at December 31, 2019 and June 30, 2019, respectively. These advances bear interest at the rate of five percent (5%) per annum.

The Company has accrued the amounts of $790,015 and $790,015 at December 31, 2019 and June 30, 2019, respectively, as deferred officer’s salary, for the difference between the Chief Executive Officer’s annual salary and the amounts paid.

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

NOTE 5 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2019, the Company has 5,000,000 shares of Class B preferred stock, par value $0.001, authorized and 610,000 shares issued and outstanding.

On December 11, 2009, the Company filed a Certificate of Designation with the State of Nevada, to designate 500,000 shares of preferred stock as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”). Effective November 5, 2014, the number of shares designated as Series B Convertible Preferred Stock was increased to 5,000,000 shares.

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

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Class A Common Stock

As of December 31, 2019, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding. In October 2003, the Company issued 50,000,000 shares of Class A common stock at par value ($50,000). These shares were converted into 50,000,000 shares of common stock in 2006.

Common Stock

The Company was incorporated on December 18, 2002, with 45,000,000 shares of Common Stock, par value $0.001, authorized. The Articles of Incorporation were amended in 2006 to increase the number of authorized shares to 100,000,000 shares, and in 2009 to increase the number of authorized shares to 200,000,000. As a result of a screener’s error, the Company previously disclosed in its Quarterly Report on Form 10-Q for the quarters ended September 30, 2015 and December 31, 2015 that it increased the number of authorized shares of common stock to 300,000,000. On March 31, 2016, our Board of Directors (“The Board”) approved an amendment (the “Amendment”) to the Company’s Articles of Incorporation to increase the total number of shares of authorized capital stock to 305,000,000 shares, par value $0.001 per share, consisting of (i) 300,000,000 shares of Common Stock, up from 200,000,000 shares of Common Stock, and (ii) 5,000,000 shares of Preferred Stock, subject to shareholder approval (the “Proposal”). On March 31, 2016, a majority of the Company’s stockholders approved the Amendment. The Company filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission on May 4, 2016 (the “Information Statement”). The Information Statement was furnished to all of the Company’s shareholders for the purpose of informing them of the action taken by a majority of the Company’s stockholders. During the three month period ending December 31, 2019, the Company increased its total number of shares of authorized capital stock to 600,000,000 shares, par value $0.001 per share.

As of December 31, 2019, the Company has 281,965,822 shares of common stock issued and outstanding.

●	During the three months ended September 30, 2019, the Company sold for cash 6,337,500 shares of common stock and warrants to purchase: (i) 6,337,500 shares at prices ranging from $0.10 per share to $0.25 per share for net proceeds of $133,495. The warrants expire at various times through September 17, 2021. None of these shares were issued during the quarter ended September 30, 2019, with all 6,337,500 shares being recorded as stock payable. During the three months ended September 30, 2019, the Company issued 11,216,305 shares for cash. Of these shares, 7,991,662 shares were issued from stock payable. There were 52,800 Preferred C shares issued for net proceeds of $45,000 and 70,000 Preferred C shares converted to 3,224,643 Common shares for the three month period ended September 30, 2019

●	During the three months ended December 31, 2019, the Company sold for cash 40,675,000 shares of common stock and warrants to purchase: (i) 825,000 shares at prices ranging from $0.20 per share to $0.25 per share for net proceeds of $214,510. The warrants expire at various times through November 1, 2021. None of these shares were issued during the quarter ended December 31, 2019, with all 40,675,000 shares being recorded as stock payable. During the three months ended December 31, 2019, the Company issued 3,730,000 shares for cash. Of these shares, all of these were issued from stock liability. There were 36,300 Preferred C shares issued for net proceeds of $25,000 and 34,000 Preferred C shares converted to 2,370,696 Common shares for the three month period ended December 31, 2019.

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

As of December 31, 2019, and June 30, 2019, the following is a breakdown of the warrant activity:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted-Average Contractual Life Remaining in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Warrants Outstanding and Exercisable at December 31, 2019:
$0.05 - $1.00	28,153,406	1.27	$0.28	28,153,406	$0.28

Warrants Outstanding and Exercisable at June 30, 2019:

$0.20 - $1.00	26,526,234	1.12	$0.34	26,526,234	$0.34

Warrant Activity:

December 31, 2019:

Outstanding - June 30, 2019	26,526,234
Issued	7,162,500
Exercised	—
Expired	(5,535,328)
Outstanding - December 31, 2019	28,153,406

June 30, 2019:

Outstanding - June 30, 2018	14,842,583
Issued	18,738,235
Exercised	—
Expired	(7,054,584)
Outstanding - June 30, 2019	26,526,234

At December 31, 2019, all of the 28,153,406 warrants are vested and (i) 27,853,406 warrants expire at various times prior to November 1, 2021, (ii) 300,000 warrants expire in July 2020,

NOTE 6 - MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

On January 14, 2019, the Company filed a Certificate of Designations for a Series C Convertible Preferred Stock. The authorized number of Series C Convertible Preferred Stock is 1,000,000 shares, par value 0.001. The Series C Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and right of liquidation with the Company’s common stock, (b) junior with respect to dividends and right of liquidation with respect to the Company’s Series B Preferred Stock; and (c) junior with respect to dividends and right of liquidation to all existing indebtedness of the Company. Series C Preferred Stock will carry an annual ten percent (10%) cumulative dividend, compounded daily, payable solely upon redemption, liquidation or conversion. The Company will have a right, at any time in the period of 180 days from the date of the issuance, at the Company’s option, to redeem all or any portion of the Series C Preferred Stock at prices ranging from 105% to 130%, based on the passage of time.

The number of Series C, mandatory redeemable convertible preferred stock shares issued and outstanding were 106,800 and 121,700, respectively, for December 31, 2019 and June 30, 2019.

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

The estimated fair value of the Series C mandatory redeemable convertible preferred stock at December 31, 2019 and 2018 was $86,568 and $0, respectively. There were 36,300 Preferred C shares issued for net proceeds of $25,000 and 34,000 Preferred C shares converted to 2,370,696 Common shares for the three month period ended December 31, 2019. For the six month period ended December 31, 2019, there were 89,100 Preferred C shares issued for net proceeds of $70,000 and 104,000 Preferred C shares converted to 5,595,339 Common shares.

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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2019 to the date these financial statements were issued. On January 16, 2020, the Company converted 17,700 preferred shares into 2,445,395 common shares. The Company issued 28,525,000 shares for cash for $570,500.

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

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $240,876 and $206,790 for the period ending December 31, 2019 and 2018, respectively, and has incurred a cumulative loss of $27,401,361 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2019 and 2018

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending December 31, 2019 and 2018. Net loss for the three months ended December 31, 2019 and 2018 were $236,638 and $206,790, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $227,062 and $193,432 during the three months ended December 31, 2019 and 2018, respectively. The increase in operating expenses is the result of the following factors.

	Quarter Ended December 31		Change in 2019 Versus 2018
	2019	2018	$	%
Operating expense
Officer salary	$95,000	$95,000	$—	(0)%
Research and development	25,594	21,775	3,819	17.5%
General and administrative	149,719	124,157	25,562	20.6%
Total operating expense	$222,813	$193,432	$29,381	15.2%

Research and Development

Research and development expenses totaled $25,594 and $21,775 for the three months ended December 31, 2019 and 2018, respectively. The increase of $3,819, or 17.5%, in 2019 compared to 2018 was primarily attributable to increased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $149,719 and $124,157 for the three months ended December 31, 2019 and 2018, respectively. The increase of $25,562 or 20.6%, in 2019 compared to 2018 was primarily the result of an increase in consulting expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totaled $13,825 and $13,358 for the three months ended December 31, 2019 and 2018, respectively.

	Quarter Ended December 31		Change in 2019 Versus 2018
	2019	2018	$	%

Interest Expense	13,825	13,358	467	3.5%
Total operating expense	$13,825	$13,358	$467	3.5%

Interest income (expense)

We had net interest expense of $13,825 in the three months ended December 31, 2019 compared to $13,358 net interest expense for the three months ended December 31, 2018. The increase of $467 was attributable to interest expenses related to accrued but unpaid salary of our CEO pursuant to an amended and restated employment agreement entered into on July 1, 2017.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of $27,401,358 as of December 31, 2019 and anticipate that we will continue to incur additional losses for the foreseeable future. Through December 31, 2019, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $27.4 million from inception through December 31, 2019.

	Six months ended December 31,		Change in 2019 versus 2018
	2019	2018	$	%

Cash at beginning of period	$10,161	$4,427	$5,734	129.5%
Net cash used in operating activities	382,252	94,857	287,395	(302.10)%
Net cash used in investing activities	—	—	—	—
Net cash provided by financing activities	425,564	255,349	170,215	66.7%
Cash at end of period	$53,473	$164,919	$(111,446)	(67.6)%

Net Cash Used in Operating Activities

Net cash used in operating activities was $382,252 and $94,857 for the three months ended December 31, 2019 and 2018, respectively. The increase of $287,395 in cash used during 2019 compared to 2018 was primarily attributable to an increase in consultant costs.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the three months ended December 31, 2019 and 2018, respectively.

Net Cash Provided by Financing Activities

During the six months ended December 31, 2019, net cash provided by financing activities was 425,564, compared to $255,349 for the three months ended December 31, 2018. The increase of $170,215 was due to higher sales of the Company’s securities in private placements. We continue to seek funding through private placement sales of equity to fund our continued operations, sales and marketing and ongoing research and development programs.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the three months ended December 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2019 filed with the SEC on December 31, 2019 and our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

During the three months ended December 31, 2019, the Company sold for cash 40,675,000 shares of common stock and warrants to purchase (i) 825,000 shares at prices ranging from $0.20 to $0.25 per share for net proceeds of $214,510. The warrants expire at various times through November 1, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

The Coronavirus outbreak in the Peoples Republic of China which is now spreading to other parts of Asia has had an impact on SmartMetric's final card production. While the delays are due to supply line disruption, the Company is confident that these delays will be short-lived based on advice from our manufacturing partners, manufacturing alternatives and alternative supply lines that are being put into place by the company.

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

SMARTMETRIC, INC.

Dated: February 14, 2020	By:	/s/ Chaya Hendrick
Chaya Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: February 14, 2020	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)