Form 10-Q/A
period 2019-12-31
SmartMetric, Inc.
filed 2020-02-28
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of February 25, 2020, was 312,936,217.

EXPLANATORY NOTE

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on February 21, 2020, on February 14, 2020, the management of Smartmetric, Inc. (the “Company”) concluded that the Company’s unaudited financial statements for the quarterly period ended December 31, 2019 (the “Financial Statements”), contained in the Company’s Quarterly Report on Form 10-Q, originally filed with the Commission on February 14, 2020 (the “Original Report”), should not be relied upon, due to the fact that Prager Metis CPAs (“Prager”), the Company’s independent registered public accounting firm, did not complete its review of the Financial Statements.

Prager completed its review of the Original Report on February 14, 2020. The Company is filing this Amendment No. 1 to the Original Report (“Amendment No. 1”) to amend the following sections in the Financial Statements, pursuant to Prager’s review:

●	Note 1 to the Financial Statements is being amended to revise the Company’s principles of consolidation;
●	Note 2 to the Financial Statements is being amended to provide more information with regards to dilutive shares that were excluded from the Company’s calculation of loss per share of common stock;
●	Note 4 to the Financial Statements is being amended to include information with regards to litigation and legal proceedings that was disclosed in the Original Report under Note 8. In accordance with this revision, the information that was disclosed in the Original Report under Note 9, relating to events that occurred subsequent to December 31, 2019, is disclosed under Note 8 to the Financial Statements in this Amendment No. 1; and
●	Note 5 to the Financial Statements is being amended to (i) remove historical information with regards to the Company’s common stock; and (ii) revise the Company’s disclosure with regards to sales by the Company of its common stock during the three months ended September 30, 2019, and December 31, 2019;

Except as described above and the inclusion of new certifications of management, this Amendment No. 1 does not amend, update or change the financial statements or any other disclosures in the Original Report and does not reflect events occurring after the filing of the Original Report. For convenience, the entire Original Report with the changes detailed above, are included in this Amendment No. 1 which should be read in conjunction with the Company’s filings with the Commission subsequent to the date of the Original Report.

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

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Changes In Stockholders’ (Deficit)

(Unaudited)

	Series B				Additional Paid In	Accumulated
	Preferred Stock		Common Stock		Capital	Deficit	Total

Balance June 30, 2019	610,000	$610	264,648,821	264,649	$24,663,528	(26,933,461)	$(2,004,674)

Shares issued of common stock and warrants for cash	-	$-	7,991,662	7,992	218,008	-	226,000

Common shares converted from Preferred C shares	-	$-	3,224,643	3,224	63,289	-	66,513

Series C Preferred dividends						(11,725)	(11,725)

Net loss available for common shareholders	-	-	-	-	-	(215,296)	(215,296)

Balance September 30, 2019	610,000	$610	275,865,126	$275,865	$24,944,825	$(27,160,482)	$(1,939,182)

Shares issued of common stock and warrants for cash	-	$-	3,730,000	3,730	77,720	-	81,450

Common shares converted from Preferred C shares	-	$-	2,370,696	2,371	28,538	-	30,909

Preferred dividends						(4,238)	(4,238)

Net loss available for common shareholders	-	-	-	-	-	(236,638)	(236,638)

Balance December 31, 2019	610,000	$610	281,965,822	$281,966	$25,051,083	$(27,401,358)	$(2,067,699)

Balance June 30, 2018	-	-	249,147,547	$249,148	$24,217,831	$(25,996,910)	$(1,529,321)

Shares issued of common stock and warrants for cash	-	-	5,502,538	5,503	210,667	-	216,170

Net loss for the period	-	-	-	-	-	(213,827)	(213,827)

Balance September 30, 2018	-	-	254,650,085	$254,651	$24,428,498	$(26,210,237)	$(1,526,479)

Shares issued of common stock and warrants for cash	-	-	2,026,660	2,027	59,973	-	62,000

APIC Adjustment	-	-	-	-	(9,471)	-	(9,471)

Net loss for the period	-	-	-	-	-	(206,790)	(206,790)

Balance December 31, 2018	-	-	256,676,745	$256,678	$24,479,000	$(26,417,027)	$(1,680,740)

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

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2019 and 2018, 28,153,406 and 20,257,155 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being Common stock warrants at December 31, 2018. There were 11,361,502 dilutive shares excluded from the calculation at December 31, 2019, which could be converted from 36,300 Preferred C shares.

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

As of December 31, 2019, the Company has 281,965,822 shares of common stock issued and outstanding.

●	During the three months ended September 30, 2019, the Company sold for cash 6,337,500 shares of common stock and warrants to purchase: (i) 6,337,500 shares at prices ranging from $0.10 per share to $0.25 per share for net proceeds of $133,495. The warrants expire at various times through September 17, 2021. None of these shares were issued during the quarter ended September 30, 2019, with all 6,337,500 shares being recorded as stock payable. There were 52,800 Preferred C shares issued for net proceeds of $45,000 and 70,000 Preferred C shares converted to 3,224,643 Common shares for the three month period ending September 30, 2019, see Note 6.

●	During the three months ended December 31, 2019, the Company sold for cash 40,675,000 shares of common stock and warrants to purchase: (i) 825,000 shares at prices ranging from $0.20 per share to $0.25 per share for net proceeds of $214,510. The warrants expire at various times through November 1, 2021. None of these shares were issued during the quarter ended December 31, 2019, with all 40,675,000 shares being recorded as stock payable. There were 36,300 Preferred C shares converted to 2,370,696 Common shares for the three month period ending December 31, 2019, see Note 6.

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

NOTE 8 - SUBSEQUENT EVENTS

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2019 filed with the Commission on September 30, 2019 and our subsequent filings with the Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Commission.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

The Coronavirus outbreak in the People’s Republic of China which is now spreading to other parts of Asia has had an impact on SmartMetric's final card production. While the delays are due to supply line disruption, the Company is confident that these delays will be short-lived based on advice from our manufacturing partners, manufacturing alternatives and alternative supply lines that are being put into place by the Company.

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

SMARTMETRIC, INC.

Dated: February 27, 2020	By:	/s/ Chaya Hendrick
Chaya Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: February 27, 2020	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)