Form 10-Q
period 2020-03-31
SmartMetric, Inc.
filed 2020-06-11
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value per share, as of June 8, 2020, was 340,847,662

EXPLANATORY NOTE

On March 25, 2020, the Securities and Exchange Commission (“SEC”) issued an order and guidance (collectively, the “Order”) providing regulatory relief to public companies whose operations may be affected by the novel coronavirus disease (“COVID-19”). The Order provided public companies with a 45-day extension to file certain disclosure reports, including the Quarterly Report on Form 10-Q for the period ended March 31, 2020 ( the “March 31 Quarterly Report”), that would otherwise have been due between March 1, 2020 and July 1, 2020.

Due to the Company’s operations and business being disrupted due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world the Company was unable to timely review and prepare the March 31 Quarterly Report and, on May 15, 2020, submitted a Current Report on Form 8-K in accordance with and reliance upon the Order.

Due to the outbreak of COVID-19, the routine efforts of the Company’s accounting and finance personnel to prepare the Company’s financial statements and disclosures have taken a greater amount of time and the Company was unable to finalize and file its March 31 Quarterly Report on a timely basis to meet its filing deadline of May 15, 2020. This Form 10-Q is being filed in reliance on the SEC Order.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	March 31,	June 30,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash	$-	$10,161
Prepaid expenses and other current assets	10,017	6,450

Total current assets	10,017	16,611

Total assets	$10,017	$16,611

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$898,380	$884,140
Liability for stock to be issued	69,183	147,484
Deferred Officer’s salary	821,682	790,015
Related party interest payable	135,240	93,488
Dividends payable	2,489	3,123
Due to shareholders	41,343	-
Shareholder loan	6,571	3,759

Total current liabilities	1,974,888	1,922,009
Total liabilities	1,974,888	1,922,009

Commitments and Contingencies (Note 4)

Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1,000,000 shares 128,500 and 121,700 shares issued and outstanding, respectively	106,580	99,278
Preferred Series C stock subscriptions receivable	(30,000)	-

Stockholders’ deficit:
Preferred B stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Common stock, $.001 par value; 600,000,000 and 300,000,000 shares authorized, 316,875,686 and 264,648,821 shares issued and outstanding , respectively	316,876	264,649
Additional paid-in capital	25,215,910	24,663,528
Accumulated deficit	(27,574,847)	(26,933,463)

Total stockholders’ deficit	(2,041,451)	(2,004,676)

Total liabilities, redeemable convertible preferred stock and equity	$10,017	$16,611

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-

Expenses:
Officer’s salary	47,500	47,500	142,500	142,500
Other general and administrative	93,200	121,200	375,779	369,361
Research and development	14,090	38,949	60,796	90,084

Total operating expenses	154,790	207,649	579,075	601,945

Loss from operations before other expense	(154,790)	(207,649)	(579,075)	(601,945)

Other expense
Interest expense	(14,081)	(13,647)	(41,731)	(39,468)
Total Other expense	(14,081)	(13,647)	(41,731)	(39,468)

Loss before income taxes	(168,871)	(221,296)	(620,806)	(641,413)

Provision for income taxes	-	-	-	-

Net loss	(168,871)	(221,296)	(620,806)	(641,413)
Preferred C stock dividends	(4,614)	(4,273)	(20,577)	(4,273)
Net loss available for common stockholders	$(173,485)	$(225,569)	$(641,383)	$(645,686)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	307,327,958	256,676,745	285,940,273	253,891,612

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ (Deficit)

(Unaudited)

	Preferred Series B				Additional Paid In	Accumulated
	Stock		Common Stock		Capital	Deficit	Total

Balance June 30, 2019	610,000	$610	264,648,821	264,649	$24,663,528	$(26,933,461)	$(2,004,674)

Shares issued of common stock and warrants for cash	-	-	7,991,662	7,992	218,008	-	226,000

Shares converted from Preferred Series C shares	-	-	3,224,643	3,224	63,289	-	66,513

Preferred Series C dividends						(11,725)	(11,725)

Net loss available for common shareholders	-	-	-	-	-	(215,296)	(215,296)

Balance September 30, 2019	610,000	$610	275,865,126	$275,865	$24,944,825	$(27,160,482)	$(1,939,182)

Shares issued of common stock and warrants for cash	-	-	3,730,000	3,730	77,720	-	81,450

Shares converted from Preferred Series C shares	-	-	2,370,696	2,371	28,538	-	30,909

Preferred Series C dividends						(4,238)	(4,238)

Net loss available for common shareholders	-	-	-	-	-	(236,638)	(236,638)

Balance December 31, 2019	610,000	$610	281,965,822	$281,966	$25,051,083	$(27,401,358)	$(2,067,699)

Shares issued of common stock for services			50,000	50	1,450		1,500

Shares issued of common stock and warrants for cash	-	-	28,475,000	28,475	118,275	-	146,750

Shares converted from Preferred Series C shares	-	-	6,384,864	6,385	45,102	-	51,487

Preferred Series C dividends						(4,614)	(4,614)

Net loss available for common shareholders	-	-	-	-	-	(168,871)	(168,871)

Balance March 31, 2020	610,000	$610	316,875,686	$316,876	$25,215,910	$(27,574,847)	$(2,041,451)

Balance June 30, 2018	610,000	$610	249,147,547	$249,148	$24,217,831	$(25,996,910)	$(1,529,321)

Shares issued of common stock and warrants for cash	-	-	5,502,538	5,503	201,196	-	206,699

Net loss for the period	-	-	-	-	-	(213,827)	(213,827)

Balance September 30, 2018	610,000	$610	254,650,085	$254,651	$24,419,027	$(26,210,237)	$(1,526,479)

Shares issued of common stock and warrants for cash	-	-	2,026,660	2,027	59,973	-	62,000

Net loss for the period	-	-	-	-	-	(206,790)	(206,790)

Balance December 31, 2018	610,000	$610	256,676,745	$256,678	$24,479,000	$(26,417,027)	$(1,671,269)

Preferred Series C dividends	-	-	-	-	-	(4,273)	(4,273)

Net loss for the period	-	-	-	-	-	(221,296)	(221,296)

Balance March 31, 2019	610,000	$610	256,676,745	$256,678	$24,479,000	$(26,642,596)	$(1,896,838)

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(620,806)	$(641,413)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities
Prepaid expenses and other current assets	(3,567)	(2,250)
Accounts payable and accrued expenses	14,240	58,414
Deferred officer salary	31,667	142,500
Credit card debt		(536)
Due to shareholder	41,343
Accrued interest payable	41,752	39,469

Net cash used in operating activities	(495,371)	(403,816)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	2,812	(7,261)
Proceeds from sale of common stock	377,398	417,579
Proceeds from sale of Series C Preferred stock	105,000	50,000

Net cash provided by financing activities	485,210	460,318

NET DECREASE IN CASH	(10,161)	56,502

CASH, BEGINNING OF PERIOD	10,161	4,427
CASH, END OF PERIOD	$-	$60,929

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

Non-cash investing and financing activity:
Conversion of 157,700 Preferred C shares into 11,980,203 shares of Common stock	$142,722	$-
	$-	$-

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, as filed with the Securities and Exchange Commission on September 30, 2019. The condensed consolidated balance sheet as of June 30, 2019, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by US GAAP for complete financial statements.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $641,383 and $645,686 for the nine months ended March 31, 2020 and 2019, respectively, and has an accumulated deficit of $27,574,847 at March 31, 2020.

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

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of our employees, customers and vendors. Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially; however, management cannot presently predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows.

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

In February 2016, the FASB issued authoritative guidance, which is included in ASC 842, “Leases.” This guidance requires lessees to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability. The Company has made the decision to adopt this guidance early, and it was adopted by the Company as of March 1, 2019. Based on the completed analysis, the Company has determined that the adjustment did not have a material impact on the financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance was adopted by the Company as of March 1, 2019. Based on the completed analysis, the Company has determined the adjustment did not have a material impact on the financial statements.

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2020 and 2019, 30,079,406 and 26,392,318 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being Common stock warrants at March 31, 2020 and 2019.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company’s main office is in Las Vegas, Nevada. Rent expense under all leases for the nine months ended March 31, 2020 and 2019 was $3,600 and $10,545 respectively. The Company maintains only one office. This office is in Las Vegas, NV and is a month-to-month lease.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $6,571 and $3,759 at March 31, 2020 and June 30, 2019, respectively. These advances bear interest at the rate of five percent (5%) per annum.

The Company has accrued the amounts of $821,682 and $790,015 at March 31, 2020 and June 30, 2019, respectively, as deferred officer’s salary, for the difference between the Chief Executive Officer’s annual salary and the amounts paid.

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

NOTE 5 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2020, the Company has 5,000,000 shares of Class B preferred stock, par value $0.001, authorized and 610,000 shares issued and outstanding.

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

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Class A Common Stock

As of March 31, 2020, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding.

Common Stock

●	During the three months ended September 30, 2019, the Company sold for cash 6,337,500 shares of common stock and warrants to purchase: (i) 6,337,500 shares at prices ranging from $0.10 per share to $0.25 per share for net proceeds of $133,495. The warrants expire at various times through September 17, 2021. None of these shares were issued during the quarter ended September 30, 2019, with all 6,337,500 shares being recorded as stock payable. There were 52,800 Preferred C shares issued for net proceeds of $45,000 and 70,000 Preferred C shares converted to 3,224,643 Common shares for the three month period ending September 30, 2019, see Note 6.

●	During the three month period ending December 31, 2019, the Company increased its total number of shares of authorized capital stock to 600,000,000 shares, par value $0.001 per share.

●	During the three months ended December 31, 2019, the Company sold for cash 40,675,000 shares of common stock and warrants to purchase: (i) 825,000 shares at prices ranging from $0.20 per share to $0.25 per share for net proceeds of $214,510. The warrants expire at various times through November 1, 2021. None of these shares were issued during the quarter ended December 31, 2019, with all 40,675,000 shares being recorded as stock payable. There were 36,300 Preferred C shares converted to 2,370,696 Common shares for the three month period ending December 31, 2019, see Note 6.

●	During the three months ended March 31, 2020, the Company sold for cash 9,550,000 shares of common stock and warrants to purchase: (i) 3,500,000 shares at prices ranging from $0.05 per share to $1.00 per share for net proceeds of $66,500. The warrants expire at various times through March 12, 2022. None of these shares were issued during the quarter ended March 31, 2020, with all 9,550,000 shares being recorded as stock payable. There were 53,700 Preferred C shares converted to 6,384,864 Common shares for the three month period ending March 31, 2020. The Company issued 41,800 preferred shares for net proceeds of $35,000 and another 33,600 preferred shares for which the net proceeds of $30,000 had not been received as of March 31, 2020.

●	As of March 31, 2020, the Company had 316,875,686 shares of common stock issued and outstanding.

●	During the three months ended September 30, 2018, the Company sold for cash 4,624,153 shares of common stock for net proceeds of $145,770 and warrants to purchase (i) 3,699,988 shares at $0.25, (ii) 60,000 shares at $0.30, (iii) 30,000 shares at $0.50, (iv) 301,875 shares at $0.70 and (v) 151,970 shares at $1.00. During the quarter ended September 30, 2018, the Company issued a total of 5,502,538 shares of common stock. Of the total number of shares issued, 3,061,659 shares were for proceeds received during the quarter and 2,440,879 shares to reduce the liability for stock to be issued.

●	During the three months ended December 31, 2018, the Company sold for cash 5,212,499 shares of common stock and warrants to purchase: (i) 3,712,499 shares at $0.25 per share and (ii) 1,500,000 shares at $0.50 per share, for net proceeds of $106,060. The warrants expire at various times through December 4, 2020. During the quarter ended December 31, 2018, the Company issued a total of 2,026,660 shares of common stock. Of the total number of shares issued, 250,000 shares were for proceeds received during the quarter and 4,962,499 shares to reduce the liability for stock to be issued.

●	As of March 31, 2019, the Company had 256,676,745 shares of common stock issued and outstanding

●	During the three months ended March 31, 2019, the Company sold for cash 7,541,663 shares of common stock and warrants to purchase: (i) 7,541,663 shares at prices ranging from $0.05 per share to $0.50 per share for net proceeds of $165,749. The warrants expire at various times through March 21, 2021. None of these shares were issued during the quarter ended March 31, 2019.

Equity Financing Agreement

On March 5, 2020, the Company entered into an equity financing agreement with GHS Investments, LLC, a Nevada limited liability company (“Investor”). Pursuant to the agreement, the Company agrees the sell to the investor an indeterminate amount of shares of the Company’s common stock, par value $0.001 per share, up to an aggregate price of four million dollars ($4,000,000).

Pursuant to the agreement, the Company is required, to within sixty (60) calendar days upon the date of execution of this agreement, use its best efforts to file with the SEC a registration statement or registration statements (as is necessary) on Form S-1, covering the resale of all of the registrable securities, which registration statement(s) shall state that, in accordance with Rule 416 promulgated under the 1933 Act, such registration statement also covers such indeterminate number of additional shares of Common Stock as may become issuable upon stock splits, stock dividends or similar transactions. The Company failed to file the Registration S-1 within 60 days of the execution of the Equity Financing Agreement, and has not been able to comply with that requirement as of the date of this filing.

Concurrently with the execution of the equity financing agreement, the company entered into a convertible promissory note, for the principal balance of $35,000. Per the terms of the convertible note agreement, the Company agrees to pay the investor interest at the rate of ten percent (10%) until it is due on December 5, 2020. The holder shall have the right at any time to convert all or any part of the outstanding and unpaid principal and interest at a fixed conversion price of $0.0175. As of the date of this filing, the Company has not yet received this money.

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

As of March 31, 2020, and June 30, 2019, the following is a breakdown of the warrant activity:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted-Average Contractual Life Remaining in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Warrants Outstanding and Exercisable at March 31, 2020:
$0.05 - $1.00	30,079,406	1.27	$0.28	30,079,406	$0.28

Warrants Outstanding and Exercisable at June 30, 2019:

$0.20 - $1.00	26,526,234	1.12	$0.34	26,526,234	$0.34

Warrant Activity:

March 31, 2020:

Outstanding - June 30, 2019	26,526,234
Issued	10,662,500
Exercised	—
Expired	(7,109,328)
Outstanding - March 31, 2020	30,079,406

June 30, 2019:

Outstanding - June 30, 2018	14,842,583
Issued	18,738,235
Exercised	—
Expired	(7,054,584)
Outstanding - June 30, 2019	26,526,234

At March 31, 2020, all 30,079,406 warrants are vested and (i) 29,779,406 warrants expire at various times prior to March 12, 2022, (ii) 300,000 warrants expire in July 2020,

NOTE 6 - MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

The number of Series C, mandatory redeemable convertible preferred stock shares issued and outstanding were 128,500 and 121,700, respectively, for March 31, 2020 and June 30, 2019.

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

The carrying value of the Series C mandatory redeemable convertible preferred stock at March 31, 2020 and 2019 was $106,580 and $52,815, respectively. There were 75,400 Preferred C shares issued for net proceeds of $65,000 and 75,400 Preferred C shares converted to 6,384,864 Common shares for the three month period ended March 31, 2020. For the nine month period ended March 31, 2020, there were 164,500 Preferred C shares issued for net proceeds of $135,000 and 157,700 Preferred C shares converted to 11,980,203 Common shares.

	Preferred C Stock
	Shares	Amount

Balance, June 30, 2019	$121,700	$99,278
Shares issued for cash - Preferred Stock C	52,800	45,000
Preferred C accretion	-0-	9,473
Preferred shares converted into common stock	(70,000)	(63,000)
Balance, September 30, 2019	$104,500	$90,751
Shares issued for cash - Preferred Stock C	36,300	25,000
Preferred C accretion	-0-	1,722
Preferred shares converted into common stock	(34,000)	(30,909)
Balance, December 31, 2019	$106,800	$86,564
Shares issued for cash - Preferred Stock C	75,400	65,000
Preferred C accretion	-0-	3,825
Preferred shares converted into common stock	(53,700)	(48,813)
Balance, March 31, 2020	$128,500	$106,580

	Preferred C Stock
	Shares	Amount
Balance, June 30, 2018	$0	$0
Shares issued for cash - Preferred Stock C	-0-	-0-
Preferred C accretion	-0-	-0-
Preferred shares converted into common stock	-0-	-0-
Balance, September 30, 2018	$0	$0
Shares issued for cash - Preferred Stock C	-0-	-0-
Preferred C accretion	-0-	-0-
Preferred shares converted into common stock	-0-	-0-
Balance, December 31, 2018	$0	$0
Shares issued for cash - Preferred Stock C	70,000	50,000
Preferred C accretion	-0-	2,815
Preferred shares converted into common stock	-0-	-0-
Balance, March 31, 2019	$70,000	$52,815

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

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2020 to the date these financial statements were issued. On April 2, 2020, the Company converted 12,000 preferred C shares into 1,909,091 common shares and on April 24, 2020 the Company converted 4,800 preferred shares into 775,385 common shares. On April 8, 2020 9,287,500 common shares were issued and on April 22, 2020, 12,000,000 common shares were issued. On May 1, 2020, 41,800 preferred shares were issued for net proceeds of $35,000.

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

There have been no recent developments.

Going Concern

The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $641,383 and $645,686 for the period ending March 31, 2020 and 2019, respectively, and has incurred a cumulative loss of $27,574,847 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of our employees, customers and vendors. Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially; however, management cannot presently predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending March 31, 2020 and 2019. Net loss for the three months ended March 31, 2020 and 2019 were $168,871 and $221,296, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $154,790 and $207,649 during the three months ended March 31, 2020 and 2019, respectively. The decrease in operating expenses is the result of the following factors.

	Quarter Ended March 31		Change in 2020 Versus 2019
	2020	2019	$	%
Operating expense
Officer salary	$47,500	$47,500	$—	(0)%
Research and development	14,090	38,949	(24,589)	(63.8)%
General and administrative	93,200	121,200	(28,000)	(23.1)%
Total operating expense	$154,790	$207,649	$(52,859)	(25.5)%

Research and Development

Research and development expenses totaled $14,090 and $38,949 for the three months ended March 31, 2020 and 2019, respectively. The decrease of $24,589, or 63.8%, in 2020 compared to 2019 was primarily attributable to decreased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $93,200 and $121,200 for the three months ended March 31, 2020 and 2019, respectively. The decrease of $28,000 or 23.1%, in 2020 compared to 2019 was primarily the result of a decrease in consulting expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totaled $14,081 and $13,647 for the three months ended March 31, 2020 and 2019, respectively.

	Quarter Ended March 31		Change in 2020 Versus 2019
	2020	2019	$	%

Interest Expense	14,081	13,647	434	3.2%
Total other expense	$14,081	$13,647	$434	3.2%

Interest income (expense)

We had net interest expense of $14,081 in the three months ended March 31, 2020 compared to $13,647 net interest expense for the three months ended March 31, 2019. The increase of $434 was attributable to interest expenses related to accrued but unpaid salary of our CEO pursuant to an amended and restated employment agreement entered into on July 1, 2017.

Comparison of the Nine Months Ended March 31, 2020 and 2019

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the nine months ending March 31, 2020 and 2019. Net loss for the nine months ended March 31, 2020 and 2019 were $620,806 and $641,413, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $579,075 and $601,945 during the nine months ended March 31, 2020 and 2019, respectively. The decrease in operating expenses is the result of the lower research & development expenses.

	Nine Months Ended March 31		Change in 2020 Versus 2019
	2020	2019	$	%
Operating expense
Officer salary	$142,500	$142,500	$—	(0)%
Research and development	60,796	90,084	(29,288)	(32.5)%
General and administrative	375,779	369,361	6,418	1.7%
Total operating expense	$579,075	$601,945	$(22,870)	(3.8)%

Research and Development

Research and development expenses totaled $60,796 and $90,084 for the nine months ended March 31, 2020 and 2019, respectively. The decrease of $29,288, or 35.2%, in 2020 compared to 2019 was primarily attributable to decreased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $375,779 and $369,361 for the nine months ended March 31, 2020 and 2019, respectively. The increase of $6,418 or 1.7%, in 2020 compared to 2019 was primarily the result of an increase in consulting expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totaled $41,731 and $39,468 for the nine months ended March 31, 2020 and 2019, respectively.

	Quarter Ended March 31		Change in 2020 Versus 2019
	2020	2019	$	%

Interest Expense	41,731	39,468	2,263	5.7%
Total other expense	$41,731	$39,468	$2,263	5.7%

Interest income (expense)

We had net interest expense of $41,731 in the nine months ended March 31, 2020 compared to $39,468 net interest expense for the nine months ended March 31, 2019. The increase of $2,263 was attributable to interest expenses related to accrued but unpaid salary of our CEO pursuant to an amended and restated employment agreement entered into on July 1, 2017.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of $27,574,847 as of March 31, 2020 and anticipate that we will continue to incur additional losses for the foreseeable future. Through March 31, 2020, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $27.6 million from inception through March 31, 2020.

	Nine months ended March 31,		Change in 2020 versus 2019
	2020	2019	$	%

Cash at beginning of period	$10,161	$4,427	$5,734	129.5%
Net cash used in operating activities	495,371	403,816	91,555	22.7%
Net cash used in investing activities	—	—	—	—
Net cash provided by financing activities	485,210	460,318	24,892	5.4%
Cash at end of period	$-0-	$60,929	$(60,929)	(100.0)%

Net Cash Used in Operating Activities

Net cash used in operating activities was $495,371 and $403,816 for the nine months ended March 31, 2020 and 2019, respectively. The increase of $91,555 in cash used during 2020 compared to 2019 was primarily attributable to an increase in consultant costs.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the nine months ended March 31, 2020 and 2019, respectively.

Net Cash Provided by Financing Activities

During the nine months ended March 31, 2020, net cash provided by financing activities was 485,210, compared to $460,318 for the nine months ended March 31, 2019. The increase of $24,892 was due to higher sales of the Company’s securities in private placements. We continue to seek funding through private placement sales of equity to fund our continued operations, sales and marketing and ongoing research and development programs.

Equity Financing Agreement

On March 5, 2020, the Company entered into an equity financing agreement with GHS Investments, LLC, a Nevada limited liability company (“Investor”). Pursuant to the agreement, the Company agrees the sell to the investor an indeterminate amount of shares of the Company’s common stock, par value $0.001 per share, up to an aggregate price of four million dollars ($4,000,000).

Pursuant to the agreement, the Company is required, to within sixty (60) calendar days upon the date of execution of this Agreement, use its best efforts to file with the SEC a Registration Statement or Registration Statements (as is necessary) on Form S-1, covering the resale of all of the Registrable Securities, which Registration Statement(s) shall state that, in accordance with Rule 416 promulgated under the 1933 Act, such Registration Statement also covers such indeterminate number of additional shares of Common Stock as may become issuable upon stock splits, stock dividends or similar transactions.

Per terms of the convertible note agreement, the Company agrees to pay the investor the sum of $35,000, together with interest, on December 5, 2020. As of the date of this filing, the Company has not yet received this money.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Controls

Management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are not effective.

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

Changes in Internal Controls

During the three months ended March 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Below is a risk factor regarding the coronavirus that the Company’s stockholders and potential investors in the Company should consider with respect to the year that will end on June 30, 2020.

We face risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our research and development, operations, sales, and financial results.

Our business will be adversely impacted by the effects of COVID-19. In addition to global macroeconomic effects, the COVID-19 outbreak and any other related adverse public health developments will cause disruption to our operations and sales activities and our final card production. While the delays to our final card production are due to supply line disruption, these delays may be short-lived based on advice from our manufacturing partners, manufacturing alternatives and alternative supply lines that are being put into place by the Company.

Our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. In addition, COVID-19 or another disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and services and impact our operating results. There can be no assurance that any decrease in sales resulting from COVID-19 will be offset by increased sales in subsequent periods. Although the magnitude of the impact of COVID-19 outbreak on our business and operations remains uncertain, the continued spread of COVID-19 or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products and services in a timely manner or meet required milestones or customer commitments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold since July 1, 2019 and not previously reported on a Current Report on Form 8-K, our Annual Report on form 10-K, or a Quarterly Report on form 10-Q. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(a)(2) thereof of the Securities Act of 1933, as amended and Regulation D and Regulation S promulgated thereunder, relating to offers of securities by an issuer not involving any public offering.

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

During the three months ended March 31, 2020, the Company sold for cash 9,550,000 shares of common stock and warrants to purchase: (i) 3,500,000 shares at prices ranging from $0.05 per share to $1.00 per share for net proceeds of $66,500. The warrants expire at various times through March 12, 2022. None of these shares were issued during the quarter ended March 31, 2020, with all 9,550,000 shares being recorded as stock payable.  There were 53,700 Preferred C shares converted to 6,384,864 Common shares for the three month period ending March 31, 2020. The Company issued 41,800 preferred shares for net proceeds of $35,000 and another 33,600 preferred shares for which the net proceeds of $30,000 had not been received as of March 31, 2020.

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

SMARTMETRIC, INC.

Dated: June 11, 2020	By:	/s/ Chaya Hendrick
Chaya Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: June 11, 2020	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)