Form 10-K
period 2020-06-30
SmartMetric, Inc.
filed 2020-10-20
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $6,316,904 computed by reference to the closing price of the registrant’s common stock as quoted on the OTCQB maintained by OTC Markets, Inc. on December 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) (which was $0.02 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of October 12, 2020, there were 385,555,260 shares of common stock, par value $0.001 issued and outstanding.

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

In June of 2018, SmartMetric engaged an outside independent research company to survey a statistically relevant sample of Visa credit card holders in the United States. One of the questions asked showed that nearly 67% of these credit card holders would be willing to pay $69.95 for a biometric secured credit card.

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

On February 1, 2019, SmartMetric entered into a manufacturing and license agreement with Redsys, SA (“Redsys”). Redsys operates the major payments network in Spain for credit and debit card transactions. Redsys is owned by 65 Banks as shareholders and has over 100 Banks in Europe, the United States and South America as customers and users of its technology.

The Redsys Advantis EMV Chip and operating system is being used by Banks around the world on their Debit and Credit Cards. 1.3 Billion Redsys Advantis cards have been issued by their member banks worldwide.

SmartMetric is now in the process of manufacturing its biometric credit/debit card with the Redsys Advantis payments card chip and operating system. This will allow over 100 Banks worldwide who are already using the Redsys Advantis chip and chip card operating system to easily issue this new SmartMetric – Redsys/Advantis biometric credit and debit card.

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

Recent Developments

The COVID-19 has had an impact on SmartMetric’s final card production. While the delays are due to supply line disruption, the Company is confident that these delays will be short-lived based on advice from our manufacturing partners, manufacturing alternatives and alternative supply lines that are being put into place by the Company.

GHS Equity Financing Agreement and Registration Rights Agreement

On March 6, 2020, the Company entered into an equity financing agreement (the “Equity Financing Agreement”), and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”). Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $4,000,000 over the course of 36 months in return for shares of the Company’s common stock. The 36-month period will commence upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”) on August 6, 2020.

Following effectiveness of the Registration Statement, the Company shall have the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice shall not exceed two hundred percent (200%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, so long as such amount does not exceed $500,000. Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s Common Stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding Common Stock. The price of each put share shall be equal to eighty percent (80%) of the Market Price (as defined in the Equity Financing Agreement). Puts may be delivered by the Company to GHS until the earlier of thirty-six (36) months after the effectiveness of the Registration Statement, the date on which GHS has purchased an aggregate of $4,000,000 worth of Common Stock under the terms of the Equity Financing Agreement, or at such time that the Registration Statement is no longer in effect. Additionally, in accordance with the Equity Financing Agreement, the Company issued GHS a convertible promissory note in the principal amount of $35,000 and a 9 month maturity date (the “Commitment Note”), with the first $20,000 of the Commitment Note deemed earned upon execution of the Equity Financing Agreement and the remaining $15,000 of the Commitment Note deemed earned upon payment by GHS of the Company’s legal fees.

The Registration Rights Agreement provides that the Company shall (i) use its best efforts to file with the Commission the Registration Statement within 60 days of the date of the Registration Rights Agreement; and (ii) have the Registration Statement declared effective by the Commission within 30 days after the date the Registration Statement is filed with the Commission, but in no event more than 90 days after the Registration Statement is filed.

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

SmartMetric has added the ADVANTIS credit/debit card chip onto the SmartMetric biometric card thereby allowing the existing RedSys / ADVANTIS banks already issuing credit and debit cards with their chip on board to now issue seamlessly the SmartMetric biometric credit / debit card. RedSys / ADVANTIS have agreed to work closely with SmartMetric in promoting the SmartMetric card globally. RedSys / ADVANTIS is owned by some of the largest Banks in Europe and Latin America.

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

From inception through June 30, 2020, we have raised approximately $26,000,000 through the sale of our securities. During this same period, we have recorded an accumulated deficit of approximately $27,771,062. Our net losses for the two most recent fiscal years ended June 30, 2020, and 2019 were $805,577 and $929,150, respectively. We have never made any sales and have never generated revenues and we anticipate none will be generated for the foreseeable future. We expect to incur significant operating losses for the foreseeable future as we continue the development of our products. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely source of such additional capital is the sale of our securities. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

To date, we have generated only losses, which are expected to continue for the foreseeable future.

For the years ended June 30, 2020 and 2019, we incurred a net loss of $805,577 and $929,150, respectively. We may not be able to achieve expected results, including any guidance or outlook it may provide from time to time.

We may continue to incur losses and may be unable to achieve profitability. We cannot assure you that our net losses and negative cash flow will not accelerate and surpass our expectations nor can we assure you that we will ever generate any net income or positive cash flow.

We may not be able to continue as a going concern if we do not obtain additional financing by December 31, 2020.

Since our inception, we have funded our operations primarily through the sale of our securities. Our cash and cash equivalents balance at June 30, 2020 was $71,377. Based on our current expected level of operating expenditures, we expect to only be able to fund our operations through the second quarter (ending December 31, 2020) of fiscal year ending June 30, 2021, at which time we will need additional capital. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Management has expressed substantial doubt about our ability to continue as a going concern.

As of June 30, 2020, management has expressed the opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past June 30, 2021. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment. The COVID-19 has had an impact on SmartMetric’s final card production. While the delays are due to supply line disruption, the Company is confident that these delays will be short-lived based on advice from our manufacturing partners, manufacturing alternatives and alternative supply lines that are being put into place by the Company.

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

As of June 30, 2020, we owe Chaya Hendrick, our CEO, $759,948 in deferred salary, of which the failure to pay could result in Chaya Hendrick’s termination of employment, the result of which would materially harm our business.

We currently have not paid $759,948 in salary owed to Chaya Hendrick pursuant to Chaya Hendrick’s employment agreement outstanding with us as of June 30, 2020. While Chaya Hendrick continues to support the Company and continues to operate as its CEO, President and chairman of the Board of Directors, there can be no assurances that this will continue if we fail to pay back salaries and future salary owed. Additionally, as of July 1, 2017, all prior and future deferred salary owed will bear interest at a rate of 7% per annum. In the event Chaya Hendrick terminates employment for lack of payment, the Company believes such loss would cause irreparable harm to our product development and would materially harm our business prospects. Additionally, there can be no assurances that Chaya would not attempt to foreclose on our assets in order to satisfy such debt obligations.

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

We are authorized under our certificate of incorporation to issue up to 605,000,000 shares consisting of 600,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of September 2, 2020, we have issued and outstanding 383,858,000 shares of common stock; 610,000 shares of Series B Convertible Preferred Stock that are convertible into 30,500,000 shares of common stock at the election of the holder; and 117,200 shares of shares of Series C Convertible Preferred Stock that are convertible into 16,901,408 shares of common stock. Additionally, we have 53,280,406 shares of common stock reserved upon the exercise of outstanding purchase warrants. Accordingly, as of June 30, 2020 we are entitled to issue up to 220,477,000 additional shares of common stock, and 4,390,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2020 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with the assessment described above, management identified control deficiencies that represented a material weakness at June 30, 2020. See “Item 9A. Controls and Procedures” for more detailed discussion.

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

Market Information

As of October 12, 2020, 385,555,260 shares of our common stock were issued and outstanding.

Holders

As of September 2, 2020, the Company had 1,129 shareholders of record of our common stock, including the shares held in street name by brokerage firms.

Transfer Agent

The transfer agent for our common stock is Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, NJ 07601.

Rule 10B-18 Transactions

During the fiscal year ended June 30, 2020, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the years ended June 30, 2020 and 2019, we issued securities that were not registered under the Securities Act. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

●	During the three months ended September 30, 2018, the Company sold for cash 4,624,153 shares of common stock for net proceeds of $145,770 and warrants to purchase (i) 3,699,988 shares at $0.25, (ii) 60,000 shares at $0.30, (iii) 30,000 shares at $0.50, (iv) 301,875 shares at $0.70 and (v) 151,970 shares at $1.00. During the quarter ended September 30, 2018, the Company issued a total of 5,502,538 shares of common stock. Of the total number of shares issued, 3,061,659 shares were for proceeds received during the quarter and 2,440,879 shares to reduce the liability for stock to be issued. During the three months ended September 30, 2018, 3,061,659 of these shares were issued and 1,562,494 shares were accrued to stock payable.

●	During the three months ended December 31, 2018, the Company sold for cash 5,212,499 shares of common stock and warrants to purchase: (i) 3,712,499 shares at $0.25 per share and (ii) 1,500,000 shares at $0.50 per share, for net proceeds of $106,060. The warrants expire at various times through December 4, 2020. During the quarter ended December 31, 2018, the Company issued a total of 2,026,660 shares of common stock. Of the total number of shares issued, 250,000 shares were for proceeds received during the quarter and 4,962,499 shares to reduce the liability for stock to be issued. During the three months ended December 31, 2018, 250,000 shares were issued and 4,962,499 shares were accrued to stock payable.

●	During the three months ended March 31, 2019, the Company sold for cash 7,541,663 shares of common stock and warrants to purchase: (i) 7,541,663 shares at prices ranging from $0.05 per share to $0.50 per share for net proceeds of $165,749. The warrants expire at various times through March 21, 2021. None of these shares were issued during the quarter ended March 31, 2019. During the three months ended March 31, 2019, none of the 7,541,663 were issued and all 7,541,663 shares were accrued to stock payable.

●	During the three months ended June 30, 2019, the Company sold for cash 1,740,000 shares of common stock and warrants to purchase: (i) 1,740,000 shares at a price of $0.25 per share for net proceeds of $86,934. The warrants expire at various times through June 10, 2021. None of these shares were issued during the quarter ended June 30, 2019. During the three months ended June 30, 2019, none of the 1,740,000 shares were issued and all 1,740,000 shares were accrued to stock payable.

●	During the three months ended September 30, 2019, the Company sold for cash 6,337,500 shares of common stock and warrants to purchase: (i) 6,337,500 shares at prices ranging from $0.10 per share to $0.25 per share for net proceeds of $133,495. The warrants expire at various times through September 17, 2021. None of these shares were issued during the quarter ended September 30, 2019, with all 6,337,500 shares being recorded as stock payable. There were 52,800 Preferred C shares issued for net proceeds of $45,000 and 70,000 Preferred C shares converted to 3,224,643 Common shares for the three month period ending September 30, 2019, see Note 6.

●	During the three month period ending December 31, 2019, the Company increased its total number of shares of authorized capital stock to 600,000,000 shares, par value $0.001 per share.

●	During the three months ended December 31, 2019, the Company sold for cash 40,675,000 shares of common stock and warrants to purchase: (i) 825,000 shares at prices ranging from $0.20 per share to $0.25 per share for net proceeds of $214,510. The warrants expire at various times through November 1, 2021. None of these shares were issued during the quarter ended December 31, 2019, with all 40,675,000 shares being recorded as stock payable. There were 36,300 Preferred C shares converted to 2,370,696 Common shares for the three month period ending December 31, 2019, see Note 6.

●	During the three months ended March 31, 2020, the Company sold for cash 9,550,000 shares of common stock and warrants to purchase: (i) 3,500,000 shares at prices ranging from $0.05 per share to $1.00 per share for net proceeds of $66,500. The warrants expire at various times through March 12, 2022. None of these shares were issued during the quarter ended March 31, 2020, with all 9,550,000 shares being recorded as stock payable. There were 53,700 Preferred C shares converted to 6,384,864 Common shares for the three month period ending March 31, 2020. The Company issued 41,800 preferred shares for net proceeds of $35,000 and another 33,600 preferred shares for which the net proceeds of $30,000 had not been received as of March 31, 2020. At March 31, 2020, the Company had 316,875,686 shares of common stock issued and outstanding.

●	During the three months ended June 30, 2020, the Company sold for cash 40,000,000 shares of common stock and warrants to purchase: (i) 12,000,000 shares at prices ranging from $0.10 per share to $0.20 per share for net proceeds of $200,905. The warrants expire at various times through June 12, 2021. 31,000,000 of these shares were issued during the quarter ended June 30, 2020, with 9,000,000 shares being recorded as stock payable. There were 53,100 Preferred C shares converted to 5,259,814 Common shares for the three month period ending June 30, 2020. The Company issued 41,800 preferred shares for net proceeds of $35,000. The Company issued 50,000 common shares, for services rendered, to Director Elizabeth Ryba.

Item 6.	Selected Financial Data

Not Applicable as we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the year ended June 30, 2020 and June 30, 2019.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

To date, we have devoted a substantially all of our efforts and financial resources to the development of our SmartMetric Card. Since our inception in 2002, we have generated no revenue from product sales and have funded our operations principally through the private sales of our equity securities. We have never been profitable and, as of June 30, 2020, we had an accumulated deficit of approximately $27,771,062. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our technologies and advance them to market.

Our cash and cash equivalents balance at June 30, 2020 was approximately $71,377 representing 63% of total assets. Notwithstanding our recent capital raises, based on our current expected level of operating expenditures, we expect to be able to fund our operations into the quarter beginning January 1, 2021. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $805,577 and $929,150 for the period ending June 30, 2020 and 2019, respectively, and has incurred a cumulative loss of $27,771,062 since inception (December 18, 2002).  These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing. The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

Management believes that the Company’s capital requirements will depend on many factors. These factors include the final phase of development and mass production being successful as well as product implementation and distribution. Management plans to continue its relationship with Geneva Roth Remark in order to raise capital beyond exclusively private placement stock sales.

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

Patent Impairment - When the carrying balance of the Company’s patent is more than what it could be sold for on the open market and/or is not recoverable through future use, the Company decreases its value. In determining whether the carrying value is not recoverable, the Company estimates the sum of the expected cash flows from the use of the patent or its possible sale. If the results in an amount less that the patent’s value on the financial statements, the Company will deem the patent’s carrying value on the balance sheet to be impaired by the amount that the carrying value exceeds the fair market value of the asset. The decrease in the patent’s value will then be included as a loss in the Company’s profit and loss statement. The Company had no patent asset recorded at June 30, 2020.

Cash – The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at June 30, 2020 and 2019.

Result of Operations

Year Ended June 30, 2020 Compared to the Year Ended June 30, 2019

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the years ending June 30, 2020 and 2019. We did not generate any revenues during the year ending June 30, 2020. Net loss for the years ended June 30, 2020 and 2019 were $805,577 and $929,150, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expenses were $747,478 and $875,718 during the years ended June 30, 2020 and 2019, respectively. The decrease in operating expenses is the result of the following factors.

	Year Ended June 30,		Change in 2020 Versus 2019
	2020	2019	$	%
Operating Expenses
Research and development	$89,240	$107,962	$(18,722)	(17.3)%
General and administrative	468,238	577,756	(109,518)	(19.0)%
Officer salary	190,000	190,000	—	(0)%
Total operating expense	$747,478	$875,718	$(128,240)	(14.6)%

Research and Development

Research and development expenses were 89,240 and $107,962 for the years ended June 30, 2020 and 2019, respectively. The decrease of $18,722, or 17.3%, in 2020 compared to 2019 was primarily attributable to a decrease in engineering costs.

Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses were $468,238 and $577,756 for the years ended June 30, 2020 and 2019, respectively. The decrease of $109,518 or 19.0%, in 2020 compared to 2019 was primarily the result of a decrease in consulting expenses.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Officer salary were $190,000 for the years ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of approximately $27.8 million as of June 30, 2020 and anticipate that we will continue to incur additional losses for the foreseeable future. Through June 30, 2020, we have funded our operations through the private sale of our equity securities and exercise of options and warrants, resulting in gross proceeds of approximately $27 million. Cash and cash equivalents at June 30, 2020 were $71,377.

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

	Year Ended June 30,
	2020	2019

Cash at beginning of period	$10,161	$4,427
Net cash used in operating activities	(744,003)	(588,930)
Net cash used in investing activities	—	—
Net cash provided by financing activities	805,219	594,664
Cash at end of period	$71,377	$10,161

Net Cash Used in Operating Activities

Net cash used in operating activities was $744,003 and $798,876 for the years ended June 30, 2020 and 2019, respectively. The increase of $148,730 in cash used during 2020 compared to 2019 was primarily attributable to higher consulting and legal expenses.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for years ended June 30, 2020 and 2019, respectively.

Net Cash Provided by Financing Activities

The sale of securities resulted in 746,803 cash receipts but there was also a $35,000 debt financing and a related party loan repayment of $3,759, compared to $594,664 for the year ended June 30, 2019. The increase was due to slightly increased private placement sales. We are actively seeking sources of financing to fund our continued operations and research and development programs.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended June 30, 2020 and 2019, together with the reports of the independent registered public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

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

In connection with the preparation of this Quarterly Report on Form 10-K for the year ended June 30, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of June 30, 2020 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the material weaknesses described below which have caused management to conclude that as of June 30, 2020 our internal controls over financial reporting were not effective at the reasonable assurance level.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions are being performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties in all of our financially significant processes and have concluded that this control deficiency represented a material weakness. We plan to remediate this weakness over the next 12 months by involving the Company’s CFO in the process of cash payments, thus, providing a third party to oversee this area.

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

Changes in Internal Controls

During the fiscal year ended June 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

Item 9B.	Other Information

None.

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

Name	Age	Position with the Company
Chaya Hendrick	64	President, Chief Executive Officer and Chairman of the Board
Jay M. Needelman, CPA	52	Chief Financial Officer, Director
Elizabeth Ryba	69	Director

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

JAY M. NEEDELMAN, CPA, has been the Chief Financial Officer and a director of SmartMetric since 2007. Mr. Needelman has over 28 years of experience in public accounting. A 1991 graduate of Florida State University in Tallahassee, Fl, Mr. Needelman began his career in public accounting in Miami, Fl, in 1991. After working for two different firms, Mr. Needelman founded his own firm in late 1992.

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

Summary Compensation Table

The table below sets forth, for the fiscal years ended June 30, 2020 and 2019, the compensation earned by each person acting as our Chief Executive Officer and Chief Financial Officer. The Company’s only employee is our Chief Executive Officer.

Name and Principal Position	Fiscal Year Ended	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Chaya Hendrick (President, Chief Executive Officer,	2020	$174,167	(2)	-0-	-0-	-0-	-0-	-0-	$15,833	(4)	$190,000
Chairman of the Board (1)	2019	$63,333	(3)	-0-	-0-	-0-	-0-	-0-	$126,667	(5)	$190,000

Jay Needelman (Chief and Principal Financial Officer,	2020	$15,000		-0-	-0-	-0-	-0-	-0-	-0-		$15,000
Director) (6)	2019	$15,000		-0-	-0-	-0-	-0-	-0-	-0-		$15,000

(1)	Chaya Hendrick has been President, Chief Executive Officer and director of the Company since inception. Chaya Hendrick also has a car allowance in her employment agreement which she has forgone for the years ended June 30, 2020 and 2019.

(2)	The Company paid Chaya Hendrick $174,167 for the year ended June 30, 2020 out of her total aggregate salary of $190,000, with the remainder being accrued but unpaid. As of June 30, 2020, the Company has accrued $759,948 of unpaid salary, which includes previously accrued but unpaid salary for periods not covered under this Summary Compensation Table.

(3)	The Company paid Chaya Hendrick $63,333 for the year ended June 30, 2019 out of her total aggregate salary of $190,000, with the remainder being accrued but unpaid. As of June 30, 2019, the Company has accrued $790,015 of unpaid salary, which includes previously accrued but unpaid salary for periods not covered under this Summary Compensation Table.

(4)	Includes $15,833 in accrued but unpaid salary for the year end June 30, 2020. As of June 30, 2020, the Company has accrued $759,948 of unpaid salary, which includes previously accrued but unpaid salary for periods not covered under this Summary Compensation Table.

(5)	Includes $126,667 in accrued but unpaid salary for the year end June 30, 2019. As of June 30, 2019, the Company has accrued $790,015 of unpaid salary, which includes previously accrued but unpaid salary for periods not covered under this Summary Compensation Table.

(6)	Jay Needelman has served as our Chief Financial Officer since 2007. Mr. Needelman receives annual compensation of $15,000 for his services as our Chief Financial Officer.

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

The following table sets forth certain information, as of September 28, 2020, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Director/Officer	Number of Shares of Common Stock (1)		Percentage of Class (1)
	Directors and Executive Officers
Common Stock	Chaya Hendrick (2) 145 East Harmon Avenue, Unit 19620 Las Vegas, NV 89109	Chief Executive Officer, Chairman of the Board of Directors	89,127,778	(2)	23.21%

Common Stock	Jay Needelman, CPA 520 West 47th Street Miami Beach, FL 33140	Director; Chief Financial Officer	-0-		0%

Common Stock	Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	Director	40,000		* %

	All Executive Officers and Directors as a Group (3 persons)		89,167,778		23.49%

	5% Shareholders

*	Less than one percent (1%)

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on June 30, 2020, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) 383,858,000, the total shares of common stock outstanding on September 2, 2020, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of any preferred stock and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	The 89,127,778 shares of common stock include (i) 58,627,778 of Common Stock and; (ii) 610,000 shares of Series B Convertible Preferred Stock convertible into 30,500,000 shares of common stock held by Applied Cryptography, Inc. (“ACI”) and / or Chaya Hendrick. The outstanding shares of Series B Convertible Preferred Stock are entitled to vote on any matter with the holders of Common Stock voting together as one (1) class and shall have that number of votes (identical in every other respect to the voting rights of the holder of common stock entitled to vote at any regular or special meeting of Stockholders) equal to that number of common shares which is not less than 51% of the vote required to approve any action, which Nevada law provides may or must be approved by vote or consent of the common shares or the holders of other securities entitled to vote, if any. Each share of Series B Convertible Preferred Stock is convertible, at the option of the holder, into fifty (50) shares of Common Stock upon the satisfaction of certain conditions and for purposes of determining a quorum of a shareholder meeting, the outstanding shares of Series B Convertible Preferred Stock shall be deemed the equivalent of 51% of all shares of the Company’s Common Stock entitled to vote at such meetings. Our Chairman and Chief Executive Officer, has sole voting and dispositive power over all of the shares beneficially owned by ACI.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Related Party Transactions:

●	Chaya Hendrick, our CEO has made cash advances to the Company periodically in exchange for promissory notes of such face values. As of the years ended June 30, 2020 and 2019, we owed $0 and $3,759, respectively. These notes bear interest at 7.00% per annum. We have paid down $3,759 of these cash advances during the year ended June 30, 2020.

●

During the years ended June 30, 2020 and 2019, Chaya Hendrick, our CEO deferred $15,833 and $126,667 in annual salary, respectively. As of June 30, 2020 and 2019, respectively, the Company has accrued the amounts of $759,948 and $790,015 as deferred salary for the difference between Chaya Hendrick’s contractual annual salary and the amounts actually paid. These amounts include previously deferred salary prior to the years ended June 30, 2020 and 2019.

●	On September 30, 2015, we entered into an Addendum to the then existing employment agreement of Chaya Hendrick, pursuant to which in consideration for the issuance of 200,000 shares of the Company’s Series B Convertible Preferred Stock, Chaya Hendrick granted the us the first right to purchase or license any patents (the “Patent Option”) relating to “Smartcards” which the Hendrick (i) shall apply for with the relevant patent authorities during the term of the employment agreement, and (ii) are currently applied for with the relevant patent authorities or pending as of the date of the employment agreement. In exchange for the Patent Option the Company agreed, during the term of the such employment agreement, to pay for any fees and/or expenses related to the application for the such patent rights with the relevant patent authorities, including, but not limited to, legal or filing fees. If, upon our receipt of notice of any patent rights in writing; we and Hendrick fail to successfully negotiate and execute a purchase or license agreement as it relates to such patent rights within 60 calendar days of such receipt, Hendrick shall be permitted to retain or transfer such patent rights to a third party without any subsequent notice to us.

●	On September 11, 2017, we entered into a licensing a royalty agreement with Chaya Hendrick, our founder and CEO, whereby we received a license to certain patents related to our technologies until the expiration of such patents in exchange for the following : (i) the Issuance to Chaya Hendrick of 200,000 Series B Convertible Preferred Shares, (ii) the payment of 5% of gross revenues derived from the sale of products derived from the patents in the future, and (iii) annual payments beginning at $50,000 per annum, increased by 100% of each previous year (offset against 5% gross revenue royalty payments) for the duration of the term of the agreement. The agreement continues until (i) the terms of the licensed patents expire, (ii) we terminate the agreement with notice to Chaya Hendrick, or (iii) Chaya Hendrick terminates the agreement pursuant to a material breach of our duties or payments contained thereunder.

Item 14.	Principal Accounting Fees and Services

Type of Fees	Year end June 30, 2020	Year end June 30, 2019

Audit Fees
Prager Metis, LLC	$19,546	$17,046
Audit Related Fees
Tax Fees	—	—
All Other Fees	$—	—
Total Fees	$19,546	$17,046

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

SMARTMETRIC, INC.

Date: October 19, 2020	By:	/s/ Chaya Hendrick
Chaya Hendrick
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chaya Hendrick	Chief Executive Officer and Director	October 19, 2020
Chaya Hendrick	(principal executive officer)

/s/ Jay Needelman	Chief Financial Officer	October 19, 2020
Jay Needelman	(principal financial and accounting officer) and Director

/s/ Elizabeth Ryba	Director	October 19, 2020
Elizabeth Ryba

SMARTMETRIC INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Smartmetric, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Smartmetric, Inc. (the “Company”) as of June 30, 2020 and 2019, and the related statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two year period ended June 30, 2020, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses and has an accumulated deficit as of June 30, 2020, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019
Las Vegas, NV

October 19, 2020

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Balance Sheet

	June 30,	June 30,
	2020	2019

Assets
Current assets:
Cash	$71,377	$10,161
Deferred financing costs	35,000	-
Prepaid expenses and other current assets	7,020	6,450

Total current assets	113,397	16,611

Total assets	$113,397	$16,611

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$916,728	$884,140
Liability for stock to be issued	50,000	147,484
Deferred Officer’s salary	759,948	790,015
Related party interest payable	149,481	93,488
Dividends payable	2,945	3,123
Due to shareholders	41,343	-
PPP Loan	20,832	-
Convertible note payable	32,127	-
Shareholder loan	-	3,759

Total current liabilities	1,973,404	1,922,009

Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1,000,000 shares 117,200 and 121,700 shares issued and outstanding, respectively	101,661	99,278

Stockholders’ deficit:
Series B Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Class A Preferred stock, $.001 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding
Common stock, $.001 par value; 600,000,000 shares authorized, 379,523,000 and 264,648,821 shares issued and outstanding, respectively	379,524	264,649
Additional paid-in capital	25,429,259	24,663,528
Accumulated deficit	(27,771,062)	(26,933,463)

Total stockholders’ deficit	(1,961,668)	(2,004,676)

Total liabilities and stockholders’ deficit	$113,397	$16,611

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Operations

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2020	2019

Revenues	$-	$-

Expenses:
Officer’s salary	190,000	190,000
General and administrative	468,238	577,756
Research and development	89,240	107,962

Total operating expenses	747,478	875,718

Loss from operations before income taxes	(747,478)	(875,718)
Interest expense, related party	(58,099)	(53,432)

Net loss	(805,577)	(929,150)
Preferred stock dividends	(32,024)	(7,401)
Net loss available for common stockholders	$(837,601)	$(936,551)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	299,094,207	256,676,745

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Changes In Stockholders’ (Deficit)

	Series B Preferred						Additional Paid	Accumulated
	Stock				Common Stock		In Capital	Deficit	Total

Balance June 30, 2018	610,000	$610	-	$-	249,147,547	$249,148	$24,217,831	$(25,996,910)	$(1,529,321)

Shares issued of common stock and warrants for cash	-	-	-	-	15,501,274	15,501	445,697	-	461,198

Dividends								(7,401)	(7,401)

Net loss for the period	-	-	-	-	-	-	-	(929,150)	(929,150)

Balance June 30, 2019	610,000	$610	-	$-	264,648,821	$264,649	$24,663,528	$(26,933,461)	$(2,004,674)

Shares issued of common stock and warrants for cash	-	-	-	-	97,584,162	97,584	576,703	-	674,287

Preferred C shares converted to common stock	-	-	-	-	17,240,017	17,240	182,580	-	199,820

Beneficial conversion feature related to convertible debt							5,000

Series C Preferred dividends	-	-	-	-	-	-	-	(32,024)	(32,024)

Shares issued of common stock for services	-	-	-	-	50,000	50	1,450	-	1,500

Net loss for the period	-	-	-	-	-	-	-	(805,577)	(805,577)

Balance June 30, 2020	610,000	$610	-	$-	379,523,000	$379,523	$25,429,261	$(27,771,062)	$(1,966,668)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Cash Flows

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(805,577)	$(936,551)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,127
Common stock issued and issuable for services	1,500

Changes in assets and liabilities
Prepaid expenses and other current assets	(567)	2,317
Accounts payable and accrued expenses	32,588	153,346
Deferred officer salary	(30,067)	126,667
Dividends payable	-	1,458
Accrued interest payable	55,993	53,433

Net cash used in operating activities	(744,003)	(588,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	(3,759)	(11,241)
Proceeds from note payable	35,000	-
PPP loan	20,832	-
Deferred financing costs	(35,000)
Due to shareholder	41,343	-
Proceeds from sale of common stock	576,803	507,782
Proceeds from sale of Series C Preferred stock	170,000	95,000
Dividends payable	-	3,123
Net cash provided by financing activities	805,219	594,664

NET INCREASE IN CASH	61,216	5,734

CASH BEGINNING OF PERIOD	10,161	4,427

END OF PERIOD	$71,377	$10,161

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

Non cash investing and financing activity
Conversion of 210,800 Preferred C shares into 17,240,017 shares of Common stock	$191,636	$-
	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $805,577 and $929,150 for the period ended June 30, 2020 and 2019, respectively, and has an accumulated deficit of $27,771,062 at June 30, 2020.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date of this filing. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The COVID-19 has had an impact on SmartMetric’s final card production. While the delays are due to supply line disruption, the Company is confident that these delays will be short-lived based on advice from our manufacturing partners, manufacturing alternatives and alternative supply lines that are being put into place by the Company.

Management believes that the Company’s capital requirements will depend on many factors. These factors include product marketing and distribution. The management plans include equity sales and borrowing in order to fund the operations. The Company plans to continue its relationship with Geneva Roth Remark in order to raise capital through means other than private placement stock sales.

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

On March 5, 2020, the Company entered into an agreement with GHS Investments, LLC whereas the investor agrees to invest up to four million dollar ($4,000,000) over the 36 months immediately subsequent to the effective date of the agreement.

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of our employees, customers and vendors. Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially; delaying the beginning of production.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow except as noted below.

In February 2016, the FASB issued authoritative guidance ASC 842, “Leases.” This guidance requires lessees to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability. The Company has made the decision to adopt this guidance early, and it was adopted by the Company as of March 1, 2019. Based on the completed analysis, the Company has determined that the adjustment did not have a material impact on the financial statements.

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

Cash

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at June 30, 2020 and 2019.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions on an annual basis and has determined that as of June 30, 2020 and 2019, no accrual for uncertain income tax positions is necessary.

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of June 30, 2020 and 2019, 53,280,406 and 30,079,406 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being Common stock warrants at June 30, 2020 and 2019.

NOTE 3 -	PREPAID EXPENSES

Prepaid expenses were $7,020 at June 30, 2020.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -	COMMITMENTS

Lease Agreement

The Company’s main office is in Las Vegas, Nevada. Rent expense under all leases for the years ended June 30, 2020 and 2019 was $5,133 and $12,522 respectively. The Company maintains only one office. This office is in Las Vegas, NV and is a month-to-month lease.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $0 and $3,759 as of June 30, 2020 and 2019, respectively. These advances bear interest at 7.00% per annum.

As of June 30, 2020 and June 30, 2019, the Company has accrued the amounts of $759,948 and $790,015, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

As a result of these shareholder loans and deferred officer salary, the Company has accrued a balance of $149,481 and $93,488 as interest payable as of June 30, 2020 and 2019.

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

Our CEO maintains an employment agreement that stipulates a $190,000 annual salary. This agreement is in effect until mutual agreement between its CEO and the Company to terminate.

NOTE 5 -	DEBT

In March of 2020, the Company applied for the SBA PPP government loan and was approved. On April 17,2020, the Company received $20,832 as proceeds from this loan. The Company anticipates successfully applying to have this loan forgiven before December 31, 2020.

On March 5, 2020, the Company issued a $35,000 10% convertible note. The note is due on December 5, 2020 and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totaling $5,000. During the year ended June 30, 2020, $2,127 of the debt discount was amortized. As of June 30, 2020, the note was shown net of unamortized discount of $32,127.

NOTE 6 -	STOCKHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2020, the Company has 5,000,000 shares of Series B preferred stock, par value $0.001, authorized and 610,000 shares issued and outstanding.

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

The Company issued 200,000 Series B preferred shares upon its inception in 2004.

In October 2015, the Company issued 200,000 Series B preferred shares.

On September 11, 2017, the Company issued an additional 210,000 shares of Series B preferred shares to its CEO, Chaya Hendrick, in consideration for grant of exclusive rights to the licensed patent.

Class A Common Stock

As of June 30, 2020, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding.

During the three month period ending December 31, 2019, the Company increased its total number of shares of authorized capital stock to 600,000,000 shares, par value $0.001 per share.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock and Warrants

●	During the three months ended September 30, 2018, the Company sold for cash 4,624,153 shares of common stock for net proceeds of $145,770 and warrants to purchase (i) 3,699,988 shares at $0.25, (ii) 60,000 shares at $0.30, (iii) 30,000 shares at $0.50, (iv) 301,875 shares at $0.70 and (v) 151,970 shares at $1.00. During the quarter ended September 30, 2018, the Company issued a total of 5,502,538 shares of common stock. Of the total number of shares issued, 3,061,659 shares were for proceeds received during the quarter and 2,440,879 shares to reduce the liability for stock to be issued. During the three months ended September 30, 2018, 3,061,659 of these shares were issued and 1,562,494 shares were accrued to stock payable. During the three months that ended September 30, 2018, 1,937,500 shares were issued from the stock liability account.

●	During the three months ended December 31, 2018, the Company sold for cash 5,212,499 shares of common stock and warrants to purchase: (i) 3,712,499 shares at $0.25 per share and (ii) 1,500,000 shares at $0.50 per share, for net proceeds of $106,060. The warrants expire at various times through December 4, 2020. During the quarter ended December 31, 2018, the Company issued a total of 2,026,660 shares of common stock. Of the total number of shares issued, 250,000 shares were for proceeds received during the quarter and 4,962,499 shares to reduce the liability for stock to be issued. During the three months ended December 31, 2018, 250,000 shares were issued and 4,962,499 shares were accrued to stock payable. During the three months that ended December 31, 2018, 1,562,494 shares were issued from the stock liability account.

●	During the three months ended March 31, 2019, the Company sold for cash 7,541,663 shares of common stock and warrants to purchase: (i) 7,541,663 shares at prices ranging from $0.05 per share to $0.50 per share for net proceeds of $165,749. The warrants expire at various times through March 21, 2021. None of these shares were issued during the quarter ended March 31, 2019. During the three months ended March 31, 2019, none of the 7,541,663 were issued and all 7,541,663 shares were accrued to stock payable. During the three months that ended March 31, 2019, 4,962,495 shares were issued from the stock liability account.

●	During the three months ended June 30, 2019, the Company sold for cash 1,740,000 shares of common stock and warrants to purchase: (i) 1,740,000 shares at a price of $0.25 per share for net proceeds of $86,934. The warrants expire at various times through June 10, 2021. None of these shares were issued during the quarter ended June 30, 2019. During the three months ended June 30, 2019, none of the 1,740,000 shares were issued and all 1,740,000 shares were accrued to stock payable. During the three months that ended June 30, 2019, 7,541,663 shares were issued from the stock liability account.

●	During the three months ended September 30, 2019, the Company sold for cash 6,337,500 shares of common stock and warrants to purchase: (i) 6,337,500 shares at prices ranging from $0.10 per share to $0.25 per share for net proceeds of $133,495. The warrants expire at various times through September 17, 2021. None of these shares were issued during the quarter ended September 30, 2019, with all 6,337,500 shares being recorded as stock payable. During the three months that ended September 30, 2019, 1,740,000 shares were issued from the stock liability account.

●	During the three months ended December 31, 2019, the Company sold for cash 40,675,000 shares of common stock and warrants to purchase: (i) 825,000 shares at prices ranging from $0.20 per share to $0.25 per share for net proceeds of $214,510. The warrants expire at various times through November 1, 2021. None of these shares were issued during the quarter ended December 31, 2019, with all 40,675,000 shares being recorded as stock payable. There were 36,300 Preferred C shares converted to 2,370,696 Common shares for the three month period ending December 31, 2019, see Note 6. During the three months that ended December 31, 2019, 6,337,000 shares were issued from the stock liability account.

●	During the three months ended March 31, 2020, the Company sold for cash 9,550,000 shares of common stock and warrants to purchase: (i) 3,500,000 shares at prices ranging from $0.05 per share to $1.00 per share for net proceeds of $66,500. The warrants expire at various times through March 12, 2022. None of these shares were issued during the quarter ended March 31, 2020, with all 9,550,000 shares being recorded as stock payable. During the three months that ended March 31, 2020, 40,675,000 shares were issued from the stock liability account.

●	During the three months ended June 30, 2020, the Company sold for cash 40,000,000 shares of common stock and warrants to purchase: (i) 12,000,000 shares at prices ranging from $0.10 per share to $0.20 per share for net proceeds of $200,905. The warrants expire at various times through June 12, 2021. 31,000,000 of these shares were issued during the quarter ended June 30, 2020, with 9,000,000 shares being recorded as stock payable. During the three months ended June 30, 2020, 9,550,000 shares were issued from the stock liability account.

●	As of June 30, 2020, the Company had 379,523,000 shares of common stock issued and outstanding. During the three month period ending June 30, 2020, the Company issued 62,522,314 shares of common stock for cash totalling $398,018. In addition, the Company sold 9,000,000 common shares, which have yet to be issued at June 30, 2020 and are considered stock payable in the amount of $50,000.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	STOCKHOLDERS’ DEFICIT (CONTINUED)

The following information summarizes the warrants outstanding and exercisable.

Warrants Outstanding and Exercisable at June 30, 2020:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Contractual Life Remining in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

Warrants Outstanding and Exercisable at June 30, 2020:

$0.05 - $1.00	53,280,406	1.120	$0.33	53,280,406	$0.33

Warrants Outstanding and Exercisable at June 30, 2019:

$0.20 - $1.00	26,526,234	0.527	$0.53	26,526,234	$0.53

Warrant Activity:

As of June 30, 2020 and 2019, the following is a breakdown of the activity:

June 30, 2020:

Outstanding - beginning of year	26,526,234
Issued	34,662,500
Exercised	—
Expired	(7,908,328)

Outstanding - end of year	53,280,406

June 30, 2019:

Outstanding - beginning of year	14,842,583
Issued	18,738,235
Exercised	—
Expired	(7,054,584)

Outstanding - end of year	26,526,234

At June 30, 2020, all of the 53,280,406 warrants are vested, all 53,280,406 warrants expire at various times through March 2022.

Equity Financing

On March 5, 2020, the Company entered into an equity financing agreement with GHS Investments, LLC, a Nevada limited liability company (“Investor”). Pursuant to the agreement, the Company agrees the sell to the investor an indeterminate amount of shares of the Company’s common stock, par value $0.001 per share, up to an aggregate price of four million dollars ($4,000,000).

Pursuant to the agreement, the Company is required, to within sixty (60) calendar days upon the date of execution of this agreement, use its best efforts to file with the SEC a registration statement or registration statements (as is necessary) on Form S-1, covering the resale of all of the registrable securities, which registration statement(s) shall state that, in accordance with Rule 416 promulgated under the 1933 Act, such registration statement also covers such indeterminate number of additional shares of Common Stock as may become issuable upon stock splits, stock dividends or similar transactions. Pursuant to this equity financing agreement, the Company filed the Registration S-1 on August 6, 2020.

Following effectiveness of the Registration Statement, the Company shall have the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice shall not exceed two hundred percent (200%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, so long as such dollar amount does not exceed $500,000. Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to GHS that would result in GHS’s beneficial ownership, equaling more than 4.99% of the Company’s outstanding Common Stock. The price of each put share shall be equal to eighty percent (80%) of the Market Price (as defined in the Equity Financing Agreement). Puts may be delivered by the Company to GHS until the earlier of thirty-six (36) months after the effectiveness of the Registration Statement. The Registration Statement has not been deemed effective as of the date of this filing.

Concurrently with the execution of the equity financing agreement, the company entered into a convertible promissory note, for the principal balance of $35,000. Per the terms of the convertible note agreement, the Company agrees to pay the investor interest at the rate of ten percent (10%) until it is due on December 5, 2020. The holder shall have the right at any time to convert all or any part of the outstanding and unpaid principal and interest at a fixed conversion price of $0.0175. See note 5. The $35,000 has been recognized as deferred financing costs in current assets on the accompanying Consolidated Balance Sheet, and will be charged against the gross proceeds of each put when received.  Although the Company has not as of yet put to GHS, the agreement is in effect for three years, through March, 2023, and as the Company does plan to put to GHS, the Company has determined it is proper for the deferred costs to remain for the length of the agreement .

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -	MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

The number of Series C, mandatory redeemable convertible preferred stock shares issued and outstanding were 117,200 and 121,700, respectively, for June 30, 2020 and June 30, 2019.

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

The carrying value of the Series C mandatory redeemable convertible preferred stock at June 30, 2020 and 2019 was $101,661 and $99,278, respectively. There were 41,800 Preferred C shares issued for net proceeds of $35,000 and 53,100 Preferred C shares converted to 5,259,814 Common shares for the years ended June 30, 2020 and 2019.

The estimated fair value of the Series C, mandatory redeemable convertible preferred stock at June 30, 2020 and 2019 was $101,661 and $99,278 respectively.

The Company recorded preferred stock dividends of $32,024 and $7,401 and accrued dividends payable of $2,945 and $3,123 during fiscal year end 2020 and 2019, respectively.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -	INCOME TAXES

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

At June 30, 2020 and 2019, deferred tax assets consist of the following:

	2020	2019
Net operating loss carryforward	$8,983,161	$7,972,161
Warrant issuances	—	—
Deferred officer compensation	805,848	790,015
Other	98	371
Valuation allowance	(9,789,107)	(8,762,547)
	$—	$—

At June 30, 2020, the Company had a net operating loss carry-forwards in the amount of approximately $26.9 million available to offset future taxable income through 2037. These amounts may be carried forward indefinitely, subject to the 80% of taxable income limitation rule. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended June 30, 2020 and 2019 is summarized as follows:

	2020	2019
Tax on income before income tax	21.00%	21.00%
Effect of non-temporary differences	(0.01)%	(0.01)%
Effect of prior year items	—%	—%
Effect of temporary differences	—%	—%
Change in valuation allowance	(20.99)%	(20.99)%
	0.00%	0.00%

The total amount of unrecognized tax benefits can change due to tax examination activities, lapse of applicable statutes of limitations and the recognition and measurement criteria under the guidance related to accounting for uncertainty in income taxes. The Company does not believe any significant increases or decreases will occur within the next twelve months.

The Company files income tax returns in the United States (“U.S.”) federal jurisdiction. Generally, the Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years prior to 2016. The Company does not file in any other jurisdiction and remains open for audit for all tax years as the statute of limitations does not begin until the returns are filed. The Company remains subject to U.S. federal examination for tax years ended 2016, 2017, 2018, 2019 and 2020.

NOTE 9 -	LITIGATION

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

NOTE 10 -	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to June 30, 2020 to the date these financial statements were issued.

Subsequent to June 30, 2020, the Company issued 72,600 preferred shares for $66,000 cash and 585,000 common shares for cash of $2,925. The shareholder converted 41,800 preferred shares into 5,447,260 common shares.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Furnished Herewith
3.01	Articles of Incorporation of SmartMetric, Inc. filed 12/18/02	SB-2	3.1	9/3/04

3.02	Amendment to Articles of Incorporation dated 12/11/09	8-K	3.1	12/18/09

3.03	Amendment to Articles of Incorporation dated June 8, 2016	10-K	3.5	9/28/16

3.04	Certificate of Designation of Series B Preferred Stock	8-K	3.2	12/18/09

3.05	Amendment to Certificate of Designation of Series B Preferred Stock dated 11/5/14	10-Q	3.1	11/14/14

3.06	Amendment to Certificate of Designation of Series B Preferred Stock dated 6/8/16	10-K	3.4	9/28/16

3.07	Amended and Restated Bylaws of SmartMetric	8-K	3.1	4/26/16

3.08	Series C Preferred Stock Certificate of Designations dated 1/14/19	8-K	3.1	1/18/19

4.01	Common Stock Certificate Specimen	SB-2	4.1	9/3/04

4.02	Form of Warrant issued to May 2013 Investor	8-K	4.1	5/28/13

4.03	Form of Warrant issued to investors between 2015 – 2017	10-K	4.03	10/13/17

4.04*	SmartMetric, Inc. 2017 Equity Compensation Plan	10-Q	4.04	11/14/17

4.05*	Form of Option Grant under 2017 Equity Compensation Plan	10-Q	4.05	11/14/17

4.06*	Form of Restricted Stock Grant under 2017 Equity Compensation Plan	10-Q	4.06	11/14/17

4.07*	Form of Restricted Stock Unit Grant under 2017 Equity Compensation Plan	10-Q	4.07	11/14/17

4.08	Convertible Promissory Note dated March 5, 2020 issued by SmartMetric, Inc. in favor of GHS Investments LLC	S-1	4.08	8/6/20

10.01*	Assignment and Assumption Agreement dated 11/12/12 with Applied Cryptography	8-K	10.1	11/16/12

10.02	Subscription Agreement with May 2013 Investor	8-K	10.1	5/28/13

10.03*	Employment Agreement dated July 1, 2012 with Chaya Hendrick and Addendum dated 9/30/15	8-K	10.8	10/5/15

10.04*	Assignment and Assumption dated 9/3/13 with Applied Cryptography	10-K	10.04

10.05	Form of Securities Purchase Agreement with investors used between 2015 - 2017	10-K	10.05	10/13/17

10.06*	Employment Agreement with Chaya Hendrick dated July 1, 2017	10-K	10.06	10/13/17

10.07*	Issued Patent License and Royalty Agreement dated 9/11/17 with Chaya Hendrick	10-K	10.07	10/13/17

10.08*	Jay Needelman Services Agreement	10-K/A	10.01	10/27/17

10.09	Manufacturer’s Representative Agreement	8-K	10.01	12/26/17

10.10	Agreement by and between the Company and Hogier Gartner CIA S.A. dated February 16, 2018	8-K	10.1	2/23/18

10.11	2018 Professional/Consultant Stock Compensation Plan	S-8	10.1	1/18/18

10.12	Securities Purchase Agreement by and between the Company and Geneva Roth Remark Holdings, Inc., dated January 9, 2019	8-K	10.1	1/18/19

10.13	Equity Financing Agreement dated March 5, 2020 by and between SmartMetric, Inc. and GHS Investments LLC	S-1	10.13	8/6/20

10.14	Registration Rights Agreement by and between the Company and GHS Investments LLC, dated March 5, 2020	S-1	10.14	8/6/20

14.01	SmartMetric Code of Ethics	SB-2	16.1	9/3/04

21.01	Subsidiaries of the Registrant	S-B/A	21.1	2/3/05

23.01	Consent of AMC Auditing, LLC				X

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Label Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.