Form 10-Q
period 2020-09-30
SmartMetric, Inc.
filed 2020-11-23
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of November 19, 2020, was 406,727,465

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

ii

PART I. FINANCIAL INFORMATION

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

	September 30,	June 30,
	2020	2020
	(Unaudited)
Assets
Current assets:
Cash	$27,500	$71,377
Deferred financing costs	35,000	35,000
Prepaid expenses and other current assets	-	7,017

Total current assets	62,500	113,394

Total assets	$62,500	$113,394

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$933,925	$916,728
Liability for stock to be issued	127,409	50,000
Deferred Officer's salary	744,115	759,948
Related party interest payable	162,642	149,481
Dividends payable	3,691	2,945
Due to shareholders	41,343	41,343
PPP loan	20,832	20,832
Convertible note payable, net of discount	33,804	32,127
Derivative liability	42,767	-
Shareholder loan	1,709	-

Total current liabilities	2,112,237	1,973,404
Total liabilities	2,112,237	1,973,404
Commitments and contingencies (see note 4)
Series C mandatory redeemable convertible preferred stock, net of discount $29,585, authorized 1,000,000 shares 148,000 and 117,200 shares issued and outstanding, respectively	97,575	101,661

Stockholders’ deficit:
Series B Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Common stock, $.001 par value; 600,000,000 shares authorized, 385,555,260 and 379,523,000 shares issued and outstanding , respectively	385,556	379,524
Additional paid-in capital	25,463,520	25,429,259
Accumulated deficit	(27,996,998)	(27,771,064)

Total stockholders' deficit	(2,147,312)	(1,961,671)

Total liabilities and stockholders' deficit	$62,500	$113,394

The accompanying notes are an integral part of these condensed consolidated financial statements

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2020	2019

Revenues	$-	$-

Expenses:
Officer's salary	47,500	47,500
Other general and administrative	124,596	132,859
Research and development	22,206	21,112

Total operating expenses	194,302	201,471

Loss from operations
Other income and expenses	(194,302)	(201,471)
Interest expense	(28,669)	(13,825)
Gain on change in fair value of derivatives	1,064	-
Net loss before income taxes	(221,907)	(215,296)
Income tax	-0-	-0-
Net loss	(221,907)	(215,296)

Series C Preferred stock dividends	(4,029)	(11,725)
Net loss available for common stockholders	$(225,936)	$(227,021)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	381,988,718	272,691,261

The accompanying notes are an integral part of these condensed consolidated financial statements

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Changes In Stockholders’ (Deficit)

(Unaudited)

	Preferred Series B				Additional Paid In	Accumulated
	Stock		Common Stock		Capital	Deficit	Total

Balance June 30, 2020	610,000	$610	379,523,000	$379,523	$25,429,261	$(27,771,062)	$(1,961,671)

Shares issued of common for services	-	-	585,000	585	2,340	-	2,926

Preferred C shares converted to common stock	-	-	5,447,260	5,447	31,921	-	37,369

Preferred Shares C Dividends	-	-	-	-	-	(4,029)	(4,029)

Net loss for the period	-	-	-	-	-	(221,907)	(221,907)
Balance September 30, 2020	610,000	$610	385,555,260	$385,555	$25,463,522	$(27,996,998)	$(2,147,312)

	Preferred Series B				Additional Paid	Accumulated
	Stock		Common Stock		In Capital	Deficit	Total

Balance June 30, 2019	610,000	$610	264,648,821	$264,649	$24,663,528	$(26,933,461)	$(2,004,674)

Shares issued of common stock and warrants for cash	-	-	7,991,662	7,992	218,008	-	226,000

Preferred C shares converted to common stock			3,224,643	3,224	63,289		66,513

Preferred Shares C Dividends						(11,725)	(11,725)

Net loss available for common shareholders	-	-	-	-	-	(215,296)	(215,296)
Balance September 30, 2019	610,000	$610	275,865,126	$275,865	$24,944,825	$(27,160,482)	$(1,939,182)

The accompanying notes are an integral part of these condensed consolidated financial statements

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(221,907)	$(215,296)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-Cash Financing Expense	13,831	-
Gain on change in fair value of derivative liability	(1,064)	-
Amortization of Debt Discount	1,677	-
Shares issued for services	2,926	-

Changes in assets and liabilities
Decrease (Increase) in prepaid expenses and other current assets	7,017	(7,567)
Increase in accounts payable and accrued expenses	17,196	10,082
Decrease in deferred officer salary	(15,833)	-
Increase in accrued interest payable	13,161	13,825

Net cash used in operating activities	(182,996)	(198,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	1,709	10,300
Proceeds from sale of common stock in shares payable	77,410	133,495
Proceeds from sale of Series C Preferred stock	60,000	45,000
Net cash provided by financing activities	139,119	188,795

NET DECREASE IN CASH	(43,877)	(10,161)

CASH BEGINNING OF PERIOD	71,377	10,161
END OF PERIOD	$27,500	$-0-

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-
Non cash investing and financing activity
Conversion of 41,800 Preferred C shares into 5,447,260 Shares of common stock	$37,369	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, as filed with the Securities and Exchange Commission on October 20, 2020. The consolidated balance sheet as of June 30, 2020, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by US GAAP for complete financial statements.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $225,936 and $227,021 for the three months ended September 30, 2020 and 2019, respectively, and has an accumulated deficit of $27,996,998 at September 30, 2020.

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

On March 5, 2020, the Company entered into an agreement with GHS Investments, LLC whereas the investor agrees to invest up to four million dollar ($4,000,000) over the 36 months immediately subsequent to the effective date of the agreement. As of the date of this filing, the registration is not effective, and is pending review by the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2020 and 2019, 82,882,681 and 29,403,406 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being Common stock warrants at September 30, 2020 and 2019, as their effect would be anti-dilutive.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation and ASC 505-50, Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements as well as advance rental payments. Prepaid expenses at September 30, 2020 were $0.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company’s main office is in Las Vegas, Nevada. Rent expense under all leases for the three months ended September 30, 2020 and 2019 was $766 and $1,166 respectively. The Company maintains only one office. This office is in Las Vegas, NV and is a month-to-month lease.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $1,709 and $0 as of September 30, 2020 and June 30, 2020, respectively. These advances bear interest at 7.00% per annum.

As of September 30, 2020 and June 30, 2020, the Company has accrued the amounts of $744,115 and $759,948, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

As a result of these shareholder loans and deferred officer salary, the Company has accrued a balance of $162,642 and $149,481 as interest payable as of September 30, 2020 and June 30, 2020.

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

NOTE 5 - DEBT

On April 17, 2020, we received funds under the Paycheck Protection Program, a part of the CARES Act. The loan is serviced by Chase Bank, and the application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan necessary to support our ongoing operations. We used the funds for payroll and related costs. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on our ability to adhere to the forgiveness criteria. The loan bears interest at a rate of 0.98% per annum and matures on April 6, 2022, with the first payment being deferred until October 6, 2020. Under the terms of the PPP, certain amounts may be forgiven if they are used in accordance with the CARES Act. The Company believes that the full amount of the $20,832 Paycheck Protection Program loan will be forgiven and therefore the entire loan is classified as current liability in the accompanying Balance Sheet.

On March 5, 2020, the Company issued a $35,000 10% convertible note to the investor in relation to the equity financing agreement (Note 6). The note is due on December 5, 2020 and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totaling $5,000. During the year ended June 30, 2020, $2,127 of the debt discount was amortized. For the three month period ended September 30, 2020, $3,804 of the debt discount was amortized. As of September 30, 2020, the note was shown net of unamortized discount of $33,804.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2020, the Company has 5,000,000 shares of Class B preferred stock, par value $0.001, authorized and 610,000 shares issued and outstanding.

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

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Class A Common Stock

During the three month period ending December 31, 2019, the Company increased its total number of shares of authorized capital stock to 600,000,000 shares, par value $0.001 per share.

Common Stock

As of September 30, 2020, the Company had 385,555,260 shares of common stock issued and outstanding.

●	During the three months ended September 30, 2020, the Company sold 17,500,000 shares of common stock for net proceeds of $77,409. With these issuances the company also issued warrants to purchase: (i) 17,500,000 shares at prices ranging from $0.05 to $0.10 per share and (ii) 14,500,000 shares at prices ranging from $0.10 to $0.20. The warrants expire at various times through September 21, 2022. None of the 17,500,000 shares were issued during the quarter ended September 30, 2020, and were recognized as stock payable.

●	During the three months ended September 30, 2020, the Company issued 6,032,260 shares. Of these shares, 585,000 were issued for consulting services and 5,447,260 were converted from Preferred shares.

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

Pursuant to the agreement, the Company is required, to within sixty (60) calendar days upon the date of execution of this agreement, use its best efforts to file with the SEC a registration statement or registration statements (as is necessary) on Form S-1, covering the resale of all of the registrable securities, which registration statement(s) shall state that, in accordance with Rule 416 promulgated under the 1933 Act, such registration statement also covers such indeterminate number of additional shares of Common Stock as may become issuable upon stock splits, stock dividends or similar transactions. Pursuant to this equity financing agreement, the Company filed the Registration S-1 on August 6, 2020. The Registration Statement is not effective as of the date of this filing, and is currently being reviewed by The Securities and Exchange Commission.

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

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

As of September 30, 2020, and June 30, 2020, the following is a breakdown of the warrant activity:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted-Average Contractual Life Remaining in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Warrants Outstanding and Exercisable at September 30, 2020:
$0.05 - $1.00	82,882,681	1.27	$0.28	82,882,681	$0.28

Warrants Outstanding and Exercisable at June 30, 2020:

$0.20 - $1.00	53,280,406	1.12	$0.34	53,280,406	$0.34

Warrant Activity:

September 30, 2020:

Outstanding - June 30, 2020	53,280,406
Issued	32,000,000
Exercised	—
Expired	(2,397,725)
Outstanding - September 30, 2020	82,882,681

September 30, 2019:

Outstanding - June 30, 2019	26,526,234
Issued	6,337,500
Exercised	—
Expired	(3,460,328)
Outstanding - September 30, 2019	29,403,406

At September 30, 2020, all 82,882,681 warrants are vested and all 84,882,681 warrants expire at various times prior to September 21, 2022.

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

NOTE 7 - MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

The number of Series C, mandatory redeemable convertible preferred stock shares issued and outstanding were 148,000 and 117,200, respectively, for September 30, 2020 and June 30, 2020.

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

The Preferred shares are convertible at 71% of the average market price of the Company’s stock based on the lowest two (2) market closes fifteen (15) days prior. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $43,945, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the Preferred shares, the Company recorded a discount in the amount of $30,000  to be amortized utilizing the effective interest method of accretion over the term of the note. The assumptions used in the model were a conversion price of $0.0071, a stock volatility of between 225% and 242% and a discount rate of 0.15%, based on the current 18-month interest rates of the U.S. T-Bill.

The following table provides a summary of the changes in fair value, including net transfers in and out of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the three months ended June 30, 2020.

Balance, June 25, 2020:	$43,831
Unamortized discount originated from derivative liabilities:	30,000
Financing costs recorded:	13,831
Derivative liability:	(43,831)
Change in fair market value of derivative liabilities:	(1,064)
Balance, June 30, 2020	$42,767

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

The carrying value of the Series C mandatory redeemable convertible preferred stock at September 30, 2020 and 2019 was $97,575 and $90,751 net of discount, respectively. There were 72,600 Preferred C shares issued for net proceeds of $60,000 and 41,800 Preferred C shares converted to 5,447,260 Common shares for the three months ended September 30, 2020.

NOTE 8 - INCOME TAXES

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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to September 30, 2020 to the date these financial statements were issued. Between July 1, 2020 and November 17, 2020, the Company issued 21,117,205 shares of common stock. Of this amount, 6,172,205 shares were issued from 30,000 Preferred C shares that were converted and 14,945,000 shares were issued for cash and services.

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

The SmartMetric Biometric Technology and Products

SmartMetric’s founder Chaya Hendrick, is the originator and inventor of various miniature biometric activated cards, including the SmartMetric biometric fingerprint activated payments card with an embedded fully functional fingerprint reader inside. The card is the size and thickness of a standard credit card.

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

There are over nine (9) billion EMV chip cards used by banks around the world for credit cards, ATM cards and debit cards according to EMVco. SmartMetric sees this existing user base as a natural market for its advanced biometric activated card technology for the credit and debit card market. SmartMetric has established a network of card manufacturers and technology distributors to market its in-card biometric products to card issuing banks and in the case of the SmartMetric biometric security card, to businesses.

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

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $225,936 and $227,021 for the period ending September 30, 2020 and 2019, respectively, and has incurred a cumulative loss of $27,996,998 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending September 30, 2020 and 2019. Net loss for the three months ended September 30, 2020 and 2019 were $225,936  and $227,021, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $208,133 and $201,471 during the three months ended September 30, 2020 and 2019, respectively. The decrease in operating expenses is the result of lower

	Quarter Ended September 30		Change in 2020 Versus 2019
	2020	2019	$	%
Operating expense
Officer salary	$47,500	$47,500	$—	(0)%
Research and development	22,206	21,112	1,094	5.2%
General and administrative	124,596	132,859	(8,263)	(6.2)%
Total operating expense	$194,302	$201,471	$6,662	3.3%

Research and Development

Research and development expenses totaled $22,206 and $21,112 for the three months ended September 30, 2020 and 2019, respectively. The increase of $1,094, or 5.2%, in 2020 compared to 2019 was primarily attributable to increased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $124,596 and $132,859 for the three months ended September 30, 2020 and 2019, respectively. The decrease of $8,263 or 6.2%, in 2020 compared to 2019 was primarily the result of an increase in consulting expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totaled $27,605 and $13,825 for the three months ended September 30, 2020 and 2019, respectively.

	Quarter Ended September 30		Change in 2020 Versus 2019
	2020	2019	$	%

Gain on change in derivatives	(1,064)	-0-	(1,064)	0.0%
Interest Expense	28,669	13,825	14,844	100.7%
Total other (income) expense	$27,605	$13,825	$13,780	99.7%

Interest income (expense)

We had net interest expense of $28,669 in the three months ended September 30, 2020 compared to $13,825 net interest expense for the three months ended September 30, 2019. The increase of $14,844 was attributable to interest expenses related to accrued but unpaid salary of our CEO pursuant to an amended and restated employment agreement entered into on July 1, 2017 and debt discount amortization.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of $27,996,998 as of September 30, 2020 and anticipate that we will continue to incur additional losses for the foreseeable future. Through September 30, 2020, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $27.8 million from inception through September 30, 2020.

	Three months ended September 30,		Change in 2020 versus 2019
	2020	2019	$	%

Cash at beginning of period	$71,377	$10,161	$61,216	622.0%
Net cash used in operating activities	182,995	200,217	(17,222)	(8.6)%
Net cash used in investing activities	—	—	—	—
Net cash provided by financing activities	139,118	190,056	(50,938)	(26.8)%
Cash at end of period	$27,500	$-0-	$27,500	100.0%

Net Cash Used in Operating Activities

Net cash used in operating activities was $182,995  and $200,217 for the three months ended September 30, 2020 and 2019, respectively. The decrease of $17,222  in cash used during 2020 compared to 2019 was primarily attributable to an decrease in consultant costs.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the three months ended September 30, 2020 and 2019, respectively.

Net Cash Provided by Financing Activities

During the three months ended September 30, 2020, net cash provided by financing activities was 139,118, compared to $190,056 for the three months ended September 30, 2019. The decrease of $50,938  was due to lower sales of the Company’s securities in private placements. We continue to seek funding through private placement sales of equity to fund our continued operations, sales and marketing and ongoing research and development programs.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the three months ended September 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2020 filed with the Commission on October 20, 2020 and our subsequent filings with the Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Commission.

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Below is a risk factor regarding the coronavirus that the Company’s stockholders and potential investors in the Company should consider with respect to the year that will end on June 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold since January 1, 2020 and not previously reported on a Current Report on Form 8-K. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(a)(2) thereof of the Securities Act of 1933, as amended and Regulation D and Regulation S promulgated thereunder, relating to offers of securities by an issuer not involving any public offering.

●	During the three months ended September 30, 2020, the Company sold for cash 17,500,000 shares of common stock and warrants to purchase: (i) 17,500,000 shares at prices ranging from$0.05 to $0.10 per share and (ii) 14,500,000 shares at prices ranging from $0.10 to $0.20 for net proceeds of $77,409. The warrants expire at various times through September 21, 2022. None of these shares were issued during the quarter ended September 30, 2020, with all 17,500,000 shares being recorded as stock payable. During the three months ended September 30, 2020, the Company issued 6,032,260 shares. Of these shares, 585,000 were issued for consulting services and 5,447,260 were converted from Preferred shares.

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

SMARTMETRIC, INC.

Dated: November 23, 2020	By:	/s/ Chaya Hendrick
Chaya Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 23, 2020	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)