Form 10-Q
period 2020-12-31
SmartMetric, Inc.
filed 2021-02-25
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of February 19, 2021 was 421,399,111

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

ii

PART I. FINANCIAL INFORMATION

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

(Unaudited)

	December 31,	June 30,
	2020	2020
	(Unaudited)
Assets
Current assets:
Cash	$21,591	$71,377
Deferred financing costs	35,000	35,000
Prepaid expenses and other current assets	4,875	7,017

Total current assets	61,466	113,394

Total assets	$61,466	$113,394

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$966,776	$916,728
Liability for stock to be issued	134,864	50,000
Deferred Officer’s salary	744,115	759,948
Related party interest payable	175,664	149,481
Dividends payable	2,442	2,945
Due to shareholders	41,343	41,343
Covid19 SBA loan	20,832	20,832
Convertible note payable, net of discount, June 30,2020	35,000	32,127
Derivative liability	65,000	-
Convertible interest payable	2,926	-
Shareholder loan	4,286	-

Total current liabilities	2,193,248	1,973,404

Commitments and contingencies (See note 4)
Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1000,000 shares, 143,050 and 117,200 shares issued and outstanding, respectively	119,083	101,661

Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Common stock, $.001 par value; 600,000,000 shares authorized, 416,590,136 and 379,523,000 shares issued and outstanding , respectively	416,591	379,524
Additional paid-in capital	25,786,662	25,429,259
Accumulated deficit	(28,454,728)	(27,771,064)

Total stockholders’ deficit	(2,250,865)	(1,961,671)

Total liabilities and stockholders’ deficit	$61,466	$113,394

The accompanying notes are an integral part of these condensed consolidated financial statements

1

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-

Expenses:
Officer’s salary	47,500	47,500	95,000	95,000
Other general and administrative	109,683	149,719	234,279	282,578
Research and development	21,733	25,594	43,939	46,706

Total operating expenses	178,916	222,813	373,218	424,284

Loss from operations before income taxes	(178,916)	(222,813)	(373,218)	(424,284)
Interest & Financing Expense	(52,637)	(13,825)	(81,306)	(27,651)
Gain (loss) on change in derivatives	(113,629)	-	(112,565)	-

Net loss	(345,182)	(236,638)	(567,089)	(451,935)
Preferred stock dividends	(112,546)	(4,238)	(116,575)	(15,963)
Net loss available for common stockholders	$(457,728)	$(240,876)	$(683,664)	$(467,898)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	403,288,668	278,034,075	392,521,660	275,362,668

The accompanying notes are an integral part of these condensed consolidated financial statements

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Changes In Stockholders’ (Deficit)

(Unaudited)

	Preferred Series B				Additional Paid	Accumulated
	Stock		Common Stock		In Capital	Deficit	Total

Balance June 30, 2020	610,000	$610	379,523,000	$379,523	$25,429,261	$(27,771,062)	$(1,961,671)

Shares issued of common stock and warrants for services	-	-	585,000	585	2,340	-	2,925

Shares converted Preferred C shares	-	-	5,447,260	5,447	31,921	-	37,368

Series C Preferred dividends	-	-	-	-	-	(4,029)	(4,029)

Net loss for the period	-	-	-	-	-	(221,907)	(221,907)

Balance September 30, 2020	610,000	$610	385,555,260	$385,555	$25,463,522	$(27,996,998)	$(2,147,314)

Shares issued of common stock and warrants for cash	-	-	15,000,000	15,000	60,000	-	75,000

Shares converted Preferred C shares	-	-	16,034,876	16,035	54,965	-	71,000

Valuation of Preferred C and Derivative Liability					208,177		208,177

Series C Preferred dividends	-	-	-	-	-	(112,547)	(112,547)

Net loss for the period	-	-	-	-	-	(345,183)	(345,183)

Balance December 31, 2020	610,000	$610	416,590,136	$416,590	$25,786,662	$(28,454,728)	$(2,250,865)

 The accompanying notes are an integral part of these condensed consolidated financial statements

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Changes In Stockholders’ (Deficit)

(Unaudited)

	Preferred Series B				Additional Paid	Accumulated
	Stock		Common Stock		In Capital	Deficit	Total

Balance June 30, 2019	610,000	$610	264,648,821	$264,649	$24,663,528	$(26,933,461)	$(2,004,674)

Shares issued of common stock and warrants for cash	-	-	7,991,662	7,992	218,008	-	226,000

Shares converted from Preferred shares			3,224,643	3,224	63,289		66,513

Preferred dividends						(11,725)	(11,725)

Net loss available for common shareholders	-	-	-	-	-	(215,296)	(215,296)

Balance September 30, 2019	610,000	$610	275,865,126	$275,865	$24,944,825	$(27,160,482)	$(1,939,182)

Shares issued of common stock and warrants for cash	-	-	3,730,000	3,730	77,720	-	81,450

Shares converted from Preferred shares			2,370,696	2,371	28,538		30,909

Preferred dividends						(4,238)	(4,238)

Net loss available for common shareholders	-	-	-	-	-	(236,638)	(236,638)

Balance December 31, 2019	-	$-	281,965,822	$281,966	$25,051,083	$(27,401,358)	$(2,067,699)

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2020	2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(567,089)	$(451,935)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued and issuable for services	2,926	-
Non cash financing expense	49,322	-
Gain (loss) on fair value of derivative liability	112,565	-
Amortization of debt discount	2,873	-

Changes in assets and liabilities
Increase (Decrease) in prepaid expenses and other current assets	2,142	(6,567)
Increase in accounts payable and accrued expenses	50,048	7,258
(Decrease) in deferred officer salary	(15,833)	-
Increase in Due to shareholder	-	41,342
Increase in Convertible interest payable	2,926	-
Increase in accrued interest payable	26,183	27,650

Net cash used in operating activities	(333,937)	(382,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	4,286	6,060
Proceeds from sale of common stock	159,865	349,504
Proceeds from sale of Series C Preferred stock	120,000	70,000
Net cash provided by financing activities	284,151	425,564

NET INCREASE (DECREASE) IN CASH	(49,786)	43,312

CASH BEGINNING OF PERIOD	71,377	10,161
END OF PERIOD	21,591	53,473

Non-cash investing and financing activity
Conversion of 119,000 and 104,000 Preferred C shares into 21,482,136 and 5,595,339 shares of common stock, respectively	$109,000	$93,906
15,000,000 and 11,721,62 shares were issued from stock liability, respectively	$75,000	$307,450

CASH PAID DURING THE PERIOD FOR:	$-	$-
Income taxes	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, as filed with the Securities and Exchange Commission on October 20, 2020. The consolidated balance sheet as of June 30, 2020, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by US GAAP for complete financial statements.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $683,664 for the six months ended December 31, 2020 and has an accumulated deficit of $28,454,728 at December 31, 2020.

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

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2020 and 2019, 112,170,182  and 28,153,406 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being Common stock warrants at December 31, 2020 and 2019, as their effect would be anti-dilutive.

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

Fair value of financial instruments

The Company measures fair value in accordance with ASC 820 - Fair Value Measurements. ASC 820 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurements. ASC 820 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820 are:

Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 - Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 - Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2020 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2020.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$65,000	$65,000

As of December 31, 2020, the Company’s stock price was $0.02, risk-free discount rate of 0.10% and volatility of 340.54%

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the six months ending December 31, 2020:

Amount
Balance June 30, 2020	$-0-
Discount to mezzanine equity	100,923
Financing costs recorded	49,324
Derivative reclassed to additional paid in capital	(197,812)
Change in fair market value of derivative liabilities	112,565
Balance December 31, 2020	$65,000

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the three months ended December 31, 2020:

Amount
Balance September 30, 2020	$42,767
Discount to mezzanine equity	70,923
Financing cost recorded	35,493
Derivative reclassed to additional paid in capital	(197,812)
Change in fair market value of derivative liabilities	113,629
Balance December 31, 2020	$65,000

NOTE 3 - PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements as well as advance rental payments. Prepaid expenses at December 31, 2020 were $4,875.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company’s main office is in Las Vegas, Nevada. Rent expense under all leases for the six months ended December 31, 2020 and 2019 was $2,433 and $2,303 respectively. The Company maintains only one office. This office is in Las Vegas, NV and is a month-to-month lease.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $4,286 and $0 as of December 31, 2020 and June 30, 2020, respectively. These advances bear interest at 7.00% per annum.

As of December 31, 2020 and June 30, 2020, the Company has accrued the amounts of $744,115 and $759,948, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

As a result of these shareholder loans and deferred officer salary, the Company has accrued a balance of $175,664 and $149,481 as interest payable as of December 31, 2020 and June 30, 2020.

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

NOTE 5 - DEBT

On April 17, 2020, we received funds under the Paycheck Protection Program, a part of the CARES Act. The loan is serviced by Chase Bank, and the application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan necessary to support our ongoing operations. We used the funds for payroll and related costs. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on our ability to adhere to the forgiveness criteria. The loan bears interest at a rate of 0.98% per annum and matures on April 6, 2022, with the first payment being deferred until April 17, 2021. Under the terms of the PPP, certain amounts may be forgiven if they are used in accordance with the CARES Act. The Company believes that the full amount of the $20,832 Paycheck Protection Program loan will be forgiven and therefore the entire loan is classified as current liability in the accompanying Balance Sheet.

On March 5, 2020, the Company issued a $35,000 10% convertible note to the investor in relation to the equity financing agreement (Note 6). The note was due on December 5, 2020 and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totaling $5,000. During the year ended June 30, 2020, $2,127 of the debt discount was amortized. For the three month period ended September 31, 2020, $3,804 of the debt discount was amortized. As of December 31, 2020, all $5,000 of the debt discount was fully amortized and the note was at its full amount of $35,000. As of December 31, 2020, the note has not been paid and currently is in default. The default conversion rate is convertible at a variable rate. Accordingly, the Company concluded there is an embedded derivative which was required to be bifurcated and accounted for as a derivative liability. The Company chose to use the Black Scholes model to calculate the derivative liability. The assumptions in the derivative liability calculation included the price of the Company’s common stock of $0.0070 at the valuation date, term of zero, a risk free rate of between $0.0010 and $0.0011 and a volatility rate of between 337% and 341%.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2020, the Company has 5,000,000 shares of Class B preferred stock, par value $0.001, authorized and 610,000 shares issued and outstanding.

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

Common Stock

As of December 31, 2020, the Company had 416,590,136 shares of common stock issued and outstanding.

●	During the three months ended December 31, 2020, the Company sold 16,500,000 shares of common stock for net proceeds of $82,455. With these issuances the company also issued warrants to purchase: (i) 16,500,000 shares at prices ranging from $0.05 to $0.10 per share and (ii) 16,500,000 shares at prices ranging from $0.10 to $0.20 and (iii) 1,500,000 at a price of $0.30. The warrants expire at various times through December 21, 2022. None of the 16,500,000 shares were issued during the quarter ended December 31, 2020, and were recognized as stock payable.

●	During the three months ended December 31, 2020, the Company issued 32,034,876 shares for $75,000, of which 15,000,000 were issued from stock payable and 16,034,876 were converted from 78,100 Preferred shares.

●	During the three months ended December 31, 2019, the Company sold for cash 40,675,000 shares of common stock and warrants to purchase: (i) 825,000 shares at a price ranging between $0.20 and $0.25 per share for net proceeds of $214,510. The warrants expire at various times through November 1, 2021. None of these shares were issued during the quarter ended December 31, 2019, with all 40,675,000 shares being recorded as stock payable. During the three months ended December 31, 2019, the Company issued 6,100,696 common shares. Of these shares, 3,730,000 were issued from stock payable and 2,370,696 were converted from Preferred shares.

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

Concurrently with the execution of the equity financing agreement, the company entered into a convertible promissory note, for the principal balance of $35,000. Per the terms of the convertible note agreement, the Company agrees to pay the investor interest at the rate of ten percent (10%) until it became due on December 5, 2020. The holder shall have the right at any time to convert all or any part of the outstanding and unpaid principal and interest at a fixed conversion price of $0.0175. See Note 5. The $35,000 has been recognized as deferred financing costs in current assets on the accompanying Consolidated Balance Sheet, and will be charged against the gross proceeds of each put when received.  Although the Company has not as of yet put to GHS, the agreement is in effect for three years, through March, 2023, and as the Company does plan to put to GHS, the Company has determined it is proper for the deferred costs to remain for the length of the agreement.

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

As of December 31, 2020, and June 30, 2020, the following is a breakdown of the warrant activity:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted-Average Contractual Life Remaining in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Warrants Outstanding and Exercisable at December 31, 2020:
$0.05 - $1.00	112,170,182	1.27	$0.28	112,170,182	$0.28

Warrants Outstanding and Exercisable at June 30, 2020:

$0.05 - $1.00	53,280,406	1.12	$0.33	53,280,406	$0.33

Warrant Activity:

December 31, 2020:

Outstanding - June 30, 2020	53,280,406
Issued	66,500,000
Exercised	—
Expired	(7,610,224)
Outstanding - December 31, 2020	112,170,182

December 31, 2019:

Outstanding - June 30, 2019	26,526,234
Issued	7,162,500
Exercised	—
Expired	(5,535,328)
Outstanding - December 31, 2019	28,153,406

At December 31, 2020, all 108,170,182 warrants are vested and all 112,170,182 warrants expire at various times prior to September 21, 2022.

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

NOTE 7 - MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

The number of Series C, mandatory redeemable convertible preferred stock shares issued and outstanding were 143,050 and 117,200, respectively, for December 31, 2020 and June 30, 2020.

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

The Preferred shares are convertible at 71% of the average market price of the Company’s stock based on the lowest two (2) market closes fifteen (15) days prior. Consequently, the shares were converted at different rates. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. Three batches of Preferred shares were subject to derivative liability valuation based on the Black Scholes Merton pricing model. As the fair value of each of the three derivative and the shares issued at inception were in excess of the face amount of the Preferred shares, the Company recorded a discount in the amount of $35,000  to be amortized utilizing the effective interest method of accretion over the term of the note.

Balance, June 30, 2020:	$42,767
Unamortized discount originated from derivative liabilities:	(29,585)
Financing costs recorded:	(13,831)
Derivative liability:	1,064
Preferred stock dividend:	(415)
Balance, December 31, 2020	$-0-

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

The carrying value of the Series C mandatory redeemable convertible preferred stock at December 31, 2020 and 2019 was $119,083 and $86,564 net of discount, respectively. There were 73,150 Preferred C shares issued for net proceeds of  $66,500 and 78,100 Preferred C shares converted to 16,034,876 Common shares for the three months ended December 31, 2020.

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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to December 31, 2020 to the date these financial statements were issued. Between January 1, 2021 and February 22, 2021, the Company issued 4,808,975 shares of common stock. Of this amount, all 4,808,975 shares were issued from Preferred C shares that were converted.

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

SmartMetric has completed development of its biometric card and is now actively marketing its card to major card issuing banks throughout the world in partnership with established card distributors and dealers, though no cards have been sold as of the date of this filing.

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

GHS Equity Financing Agreement and Registration Rights Agreement

On March  5, 2020, the Company entered into an equity financing agreement (the “Equity Financing Agreement”), and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”). Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $4,000,000 over the course of 36 months in return for shares of the Company’s common stock. The 36-month period will commence upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”) on August 6, 2020.

Following effectiveness of the Registration Statement, the Company shall have the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice shall not exceed two hundred percent (200%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, so long as such amount does not exceed $500,000. Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s Common Stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding Common Stock. The price of each put share shall be equal to eighty percent (80%) of the Market Price (as defined in the Equity Financing Agreement). Puts may be delivered by the Company to GHS until the earlier of thirty-six (36) months after the effectiveness of the Registration Statement, the date on which GHS has purchased an aggregate of $4,000,000 worth of Common Stock under the terms of the Equity Financing Agreement, or at such time that the Registration Statement is no longer in effect. Additionally, in accordance with the Equity Financing Agreement, the Company issued GHS a convertible promissory note in the principal amount of $35,000 and a 9 month maturity date (the “Commitment Note”), with the first $20,000 of the Commitment Note deemed earned upon execution of the Equity Financing Agreement and the remaining $15,000 of the Commitment Note deemed earned upon payment by GHS of the Company’s legal fees. As of December 31, 2020, the note has not been paid.

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

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $457,728 for the three month period ending December 31, 2020 and has incurred a cumulative loss of $28,454,728 since inception (December 18, 2002).   The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2020 and 2019

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending December 31, 2020 and 2019. Net loss for the three months ended December 31, 2020 and 2019 were $457,728  and $240,876, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $178,916 and $222,813 during the three months ended December 31, 2020 and 2019, respectively. The decrease in operating expenses is the result of lower consulting expenses.

	Quarter Ended December 31		Change in 2020 Versus 2019
	2020	2019	$	%
Operating expense
Officer salary	$47,500	$47,500	$—	(0)%
Research and development	21,733	25,594	(3,861)	(15.1)%
General and administrative	109,683	149,719	(40,036)	(26.7)%
Total operating expense	$178,916	$222,813	$(43,897)	(19.7)%

Research and Development

Research and development expenses totaled $21,733 and $25,594 for the three months ended December 31, 2020 and 2019, respectively. The decrease of $3,861, or 15.1%, in 2020 compared to 2019 was primarily attributable to decreased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $109,683 and $149,719 for the three months ended December 31, 2020 and 2019, respectively. The decrease of $40,036 or 26.7%, in 2020 compared to 2019 was primarily the result of a decrease in consulting expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totaled $166,266 and $13,825 for the three months ended December 31, 2020 and 2019, respectively.

	Quarter Ended December 31		Change in 2020 Versus 2019
	2020	2019	$	%

Loss on change in derivatives	113,629	-0-	113,629	0.0%
Interest Expense	52,637	13,825	38,812	280.7%
Total other (income) expense	$166,266	$13,825	$152,441	1102.6%

Interest income (expense)

We had net interest expense of $52,637 in the three months ended December 31, 2020 compared to $13,825 net interest expense for the three months ended December 31, 2019. The increase of $38,812 was attributable to non-cash financing expense related to derivative liability valuation.

Comparison of the Six Months Ended December 31, 2020 and 2019

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the six months ending December 31, 2020 and 2019. Net loss for the three months ended December 31, 2020 and 2019 were $683,664  and $467,898, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $373,218 and $424,284 during the six months ended December 31, 2020 and 2019, respectively. The decrease in operating expenses is the result of lower consulting expenses.

	Six Months Ended December 31		Change in 2020 Versus 2019
	2020	2019	$	%
Operating expense
Officer salary	$95,000	$95,000	$—	(0)%
Research and development	43,939	46,706	(2,767)	(5.9)%
General and administrative	234,279	282,578	(48,299)	(17.1)%
Total operating expense	$373,218	$424,284	$(51,066)	(12.0)%

Research and Development

Research and development expenses totaled $43,939 and $46,706 for the six months ended December 31, 2020 and 2019, respectively. The decrease of $2,767, or 5.9%, in 2020 compared to 2019 was primarily attributable to decreased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $234,279 and $282,578 for the six months ended December 31, 2020 and 2019, respectively. The decrease of $48,299 or 17.1%, in 2020 compared to 2019 was primarily the result of a decrease in consulting expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totaled $193,871 and $27,651 for the six months ended December 31, 2020 and 2019, respectively.

	Six Months Ended December 31		Change in 2020 Versus 2019
	2020	2019	$	%

Loss on change in derivatives	112,565	-0-	112,565	0.0%
Interest Expense	81,306	27,651	53,655	194.0%
Total other (income) expense	$193,871	$27,651	$166,220	601.1%

Interest income (expense)

We had net interest expense of $81,306 in the six months ended December 31, 2020 compared to $27,651 net interest expense for the six months ended December 31, 2019. The increase of $53,655 was attributable to non-cash financing expense related to derivative liability valuation.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of $28,454,728 as of December 31, 2020 and anticipate that we will continue to incur additional losses for the foreseeable future. Through December 31, 2020, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $26.2 million from inception through December 31, 2020.

	Six months ended December 31,		Change in 2020 versus 2019
	2020	2019	$	%

Cash at beginning of period	$71,377	$10,161	$61,216	602.5%
Net cash used in operating activities	333,937	382,252	(48,315)	(12.6%)
Net cash used in investing activities	—	—	—	—
Net cash provided by financing activities	284,151	425,564	(141,513)	(33.2)%
Cash at end of period	$21,591	$53,473	$(31,882)	(59.6)%

Net Cash Used in Operating Activities

Net cash used in operating activities was $333,937  and $382,252 for the six months ended December 31, 2020 and 2019, respectively. The decrease of $48,315   in cash used during 2020 compared to 2019 was primarily attributable to an increase in consultant costs.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the six months ended December 31, 2020 and 2019, respectively.

Net Cash Provided by Financing Activities

During the six months ended December 31, 2020, net cash provided by financing activities was 284,151, compared to $425,564 for the six months ended December 31, 2019. The decrease of $141,513  was due to lower sales of the Company’s securities in private placements. We continue to seek funding through private placement sales of equity to fund our continued operations, sales and marketing and ongoing research and development programs.

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

On March 5, 2020, the Company issued a $35,000 10% convertible note to the investor in relation to the equity financing agreement. The note was due on December 5, 2020 and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totaling $5,000. During the year ended June 30, 2020, $2,127 of the debt discount was amortized. For the three month period ended September 31, 2020, $3,804 of the debt discount was amortized. As of December 31, 2020, all $5,000 of the debt discount was fully amortized and the note was at its full amount of $35,000. As of December 31, 2020, the note has not been paid and currently is in default.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the three months ended December 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

●	During the three months ended December 31, 2020, the Company sold for cash 16,500,000 shares of common stock and warrants to purchase: (i) 16,500,000 shares at prices ranging from $0.05 to $0.10 per share and (ii) 16,500,000 shares at prices ranging from $0.10 to $0.20 and (iii) 1,500,000 shares at a price of $0.30 for net proceeds of $82,455. The warrants expire at various times through September 21, 2022. None of these shares were issued during the quarter ended December 31, 2020, with all 16,500,000 shares being recorded as stock payable. During the three months ended December 31, 2020, the Company issued 32,034,876 shares. Of these shares, 15,000,000 were issued for cash and 16,034,876 were converted from Preferred shares.

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

SMARTMETRIC, INC.

Dated: February 24, 2021	By:	/s/ Chaya Hendrick
Chaya Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: February 24, 2021	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)