Form 10-Q
period 2021-03-31
SmartMetric, Inc.
filed 2021-05-19
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 18, 2021 was 443,359,676.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. These statements are no guarantee of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, our ability to:

●	manage our business given continuing operating losses and negative cash flows;

●	obtain sufficient capital to fund our operations, development, and expansion plans;

●	manage competitive factors and developments beyond our control;

●	maintain and protect our intellectual property;

●	obtain patents based on our current and/or future patent applications;

●	obtain and maintain other rights to technology required or desirable to conduct or expand our business; and

●	manage any other factors, if any, discussed in in this report and in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K.

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

ii

PART I. FINANCIAL INFORMATION

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

(Unaudited)

	March 31,	June 30,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$21,594	$71,377
Deferred financing costs	35,000	35,000
Prepaid expenses and other current assets	8,583	7,017

Total current assets	65,177	113,394

Total assets	$65,177	$113,394

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,015,026	$916,728
Liability for stock to be issued	107,321	50,000
Deferred Officer’s salary	744,115	759,948
Related party interest payable	188,686	149,481
Dividends payable	2,442	2,945
Due to shareholders	41,343	41,343
Covid19 SBA loan	41,664	20,832
Convertible note payable, net of discount	35,000	32,127
Derivative liability	65,000	-
Convertible interest payable	3,801	-
Shareholder loan	(2,817)	-

Total current liabilities	2,241,581	1,973,404

Commitments and contingencies (See note 4)
Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1000,000 shares, 149,650 and 117,200 shares issued and outstanding, respectively	119,083	101,661

Stockholders’ deficit:

Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Common stock, $.001 par value; 600,000,000 shares authorized, 443,359,676 and 379,523,000 shares issued and outstanding, respectively	443,360	379,524
Additional paid-in capital	25,928,393	25,429,259
Accumulated deficit	(28,667,850)	(27,771,064)

Total stockholders’ deficit	(2,295,487)	(1,961,671)

Total liabilities and stockholders’ deficit	$65,177	$113,394

The accompanying notes are an integral part of these condensed consolidated financial statements

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Expenses:
Officer’s salary	47,500	47,500	142,500	142,500
Other general and administrative	134,903	93,200	421,606	375,779
Research and development	16,822	14,090	60,761	60,796

Total operating expenses	199,225	154,790	624,867	579,075

Loss from operations before income taxes	(199,225)	(154,790)	(624,867)	(579,075)
Interest & Financing Expense	(13,897)	(14,081)	(45,879)	(41,731)
Gain (loss) on change in derivatives	-	-	(62,465)	-

Net loss	(213,122)	(168,871)	(733,211)	(620,806)
Preferred stock dividends	-	(4,614)	(163,575)	(20,577)
Net loss available for common stockholders	$(213,122)	$(173,485)	$(896,786)	$(641,383)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	426,484,097	307,327,958	403,759,231	285,940,273

The accompanying notes are an integral part of these condensed consolidated financial statements

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Changes In Stockholders’ (Deficit)

(Unaudited)

	Preferred Series C						Additional Paid	Accumulated
	Stock				Common Stock		In Capital	Deficit	Total
Balance June 30, 2019	610,000	$610	-	$-	264,648,821	$264,649	$24,663,528	$(26,933,461)	$(2,004,674)

Shares issued of common stock and warrants for cash	-	-	-	-	7,991,662	7,992	218,008	-	226,000

Shares converted from Preferred shares					3,224,643	3,224	63,289		66,513

Preferred dividends								(11,725)	(11,725)

Net loss available for common shareholders	-	-	-	-	-	-	-	(215,296)	(215,296)

Balance September 30, 2019	610,000	$610	-	$-	275,865,126	$275,865	$24,944,825	$(27,160,482)	$(1,939,182)

Shares issued of common stock and warrants for cash	-	-	-	-	3,730,000	3,730	77,720	-	81,450

Shares converted from Preferred shares					2,370,696	2,371	28,538		30,909

Preferred dividends								(4,238)	(4,238)

Net loss available for common shareholders	-	-	-	-	-	-	-	(236,638)	(236,638)

Balance December 31, 2019	-	$-	-	$-	281,965,822	$281,966	$25,051,083	$(27,401,358)	$(2,067,699)

Shares issued for services	-	-	-	-	50,000	50	1,450		1,500

Shares issued of common stock and warrants for cash	-	-	-	-	28,475,000	28,475	118,275	-	146,750

Shares converted from Preferred shares					6,384,864	6,385	45,102		51,487

Preferred dividends								(4,614)	(4,614)

Net loss available for common shareholders	-	-	-	-	-	-	-	(168,871)	(168,871)

Balance March 31, 2020	-	$-	-	$-	316,875,686	$316,876	$25,215,910	$(27,574,847)	$(2,041,443)

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Changes In Stockholders’ (Deficit)

(Unaudited)

	Preferred Series C						Additional Paid	Accumulated
	Stock				Common Stock		In Capital	Deficit	Total
Balance June 30, 2020	610,000	$610	-	$-	379,523,000	$379,523	$25,429,261	$(27,771,062)	$(1,961,671)

Shares issued of common stock and warrants for services	-	-	-	-	585,000	585	2,340	-	2,925

Shares converted Preferred C shares	-	-	-	-	5,447,260	5,447	31,921	-	37,368

Series C Preferred dividends	-	-	-	-	-	-	-	(4,029)	(4,029)

Net loss for the period	-	-	-	-	-	-	-	(221,907)	(221,907)

Balance September 30, 2020	610,000	$610	-	$-	385,555,260	$385,555	$25,463,522	$(27,996,998)	$(2,147,314)

Shares issued of common stock and warrants for cash	-	-	-	-	15,000,000	15,000	60,000	-	75,000

Shares converted Preferred C shares	-	-	-	-	16,034,876	16,035	54,965	-	71,000

Valuation of Preferred C and Derivative Liability							208,177		208,177

Series C Preferred dividends	-	-	-	-	-	-	-	(112,547)	(112,547)

Net loss for the period	-	-	-	-	-	-	-	(345,183)	(345,183)

Balance December 31, 2020	610,000	$610	-	$-	416,590,136	$416,590	$25,786,662	$(28,454,728)	$(2,250,865)

Shares issued for services	-	-	-	-	2,560,440	2,560	13,440		16,000

Shares issued of common stock and warrants for cash	-	-	-	-	17,500,000	17,500	70,000	-	87,500

Shares converted Preferred C shares	-	-	-	-	6,709,100	6,709	58,291	-	65,000

Valuation of Preferred C and Derivative Liability	-	-	-	-	-	-	-	-	-

Series C Preferred dividends	-	-	-	-	-	-	-	-	-

Net loss for the period	-	-	-	-	-	-	-	(213,122)	(213,122)

Balance March 31, 2021	610,000	$610	-	$-	443,359,676	$443,359	$25,928,393	$(28,667,850)	$(2,295,487)

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(733,211)	$(620,806)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued and issuable for services	18,926	-
Non cash financing expense	49,322	-
Gain (loss) on fair value of derivative liability	112,565	-
Amortization of debt discount	2,873	-

Changes in assets and liabilities
Increase (Decrease) in prepaid expenses and other current assets	(1,566)	(3,567)
Increase in accounts payable and accrued expenses	98,298	14,240
(Decrease) in deferred officer salary	(15,833)	31,667
Increase in Due to shareholder	-	41,343
Increase in Convertible interest payable	3,801	-
Increase in accrued interest payable	39,205	41,752

Net cash used in operating activities	(425,620)	(495,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	(2,817)	2,812
Proceeds from sale of common stock	219,822	377,398
Proceeds from CARES Act PPP loan	20,832	-
Proceeds from sale of Series C Preferred stock	138,000	105,000
Net cash provided by financing activities	375,837	485,210

NET INCREASE (DECREASE) IN CASH	(49,783)	(10,161)

CASH BEGINNING OF PERIOD	71,377	10,161

END OF PERIOD	21,594	-

Non-cash investing and financing activities	$66,000	$142,722

Conversion of 72,600 & 104,000 Preferred C Shares into 21,482,136 & 5,595,339 shares of common stock

CASH PAID DURING THE PERIOD FOR:	$-	$-
Income taxes	$-	$-
Interest

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, as filed with the Securities and Exchange Commission on October 20, 2020. The consolidated balance sheet as of June 30, 2020, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by US GAAP for complete financial statements.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $896,786 for the nine months ended March 31, 2021 and has an accumulated deficit of $28,667,850 at March 31, 2021.

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

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2021 and 2020, 126,618,519  and 30,079,406 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being Common stock warrants at March 31, 2021 and 2020, as their effect would be anti-dilutive.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of March 31, 2021 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at March 31, 2021.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements as well as advance rental payments. Prepaid expenses at March 31, 2021 were $8,583.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company’s main office is in Las Vegas, Nevada. Rent expense under all leases for the nine months ended March 31, 2021 and 2020 was $3,794 and $3,600 respectively. The Company maintains only one office. This office is in Las Vegas, NV and is a month-to-month lease.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of ($2,817) and $0 as of March 31, 2021 and June 30, 2020, respectively. These advances bear interest at 7.00% per annum.

As of March 31, 2021 and June 30, 2020, the Company has accrued the amounts of $744,115 and $759,948, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

As a result of these shareholder loans and deferred officer salary, the Company has accrued a balance of $188,686 and $149,481 as interest payable as of March 31, 2021 and June 30, 2020.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On March 5, 2020, the Company issued a $35,000 10% convertible note to the investor in relation to the equity financing agreement (Note 6). The note was due on December 5, 2020 and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totaling $5,000. During the year ended June 30, 2020, $2,127 of the debt discount was amortized. For the three month period ended September 31, 2020, $3,804 of the debt discount was amortized. As of December 31, 2020, all $5,000 of the debt discount was fully amortized and the note was at its full amount of $35,000. As of March 31, 2021, the note has not been paid and currently is in default. The default conversion rate is convertible at a variable rate. Accordingly, the Company concluded there is an embedded derivative which was required to be bifurcated and accounted for as a derivative liability. The Company chose to use the Black Scholes model to calculate the derivative liability. The assumptions in the derivative liability calculation included the price of the Company’s common stock of $0.0070 at the valuation date, term of zero, a risk free rate of between $0.0010 and $0.0011 and a volatility rate of between 337% and 341%.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2021, the Company has 5,000,000 shares of Class B preferred stock, par value $0.001, authorized and 610,000 shares issued and outstanding.

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

Common Stock

As of March 31, 2021, the Company had 443,359,676 shares of common stock issued and outstanding.

●	During the three months ended March 31, 2021, the Company sold 11,000,000 shares of common stock for net proceeds of $59,957. With these issuances the company also issued warrants to purchase: (i) 12,000,000 shares at a price of $0.10 per share and (ii) 12,000,000 shares at a price of $0.20. The warrants expire at various times through February 4, 2022. None of the 12,000,000 shares were issued during the quarter ended March 31, 2021, and were recognized as stock payable.

●	During the three months ended March 31, 2021, the Company issued 26,769,540 shares, of which 17,000,000 were issued from stock payable, 6,709,100 were converted from 72,600 Preferred shares and 2,560,440 shares were issued for legal services.

●	During the three months ended March 31, 2020, the Company sold for cash 9,550,000 shares of common stock and warrants to purchase: (i) 3,500,000 shares at prices ranging from $0.05 per share to $1.00 per share for net proceeds of $66,500. The warrants expire at various times through March 12, 2022. None of these shares were issued during the quarter ended March 31, 2020, with all 9,550,000 shares being recorded as stock payable. There were 53,700 Preferred C shares converted to 6,384,864 Common shares for the three month period ending March 31, 2020. The Company issued 41,800 preferred shares for net proceeds of $35,000 and another 33,600 preferred shares for which the net proceeds of $30,000 had not been received as of March 31, 2020.

●	As of March 31, 2020, the Company had 316,875,686 shares of common stock issued and outstanding

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

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

As of March 31, 2021, and June 30, 2020, the following is a breakdown of the warrant activity:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Contractual Life Remaining in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Warrants Outstanding and Exercisable at March 31, 2021:
$0.05 - $1.00	126,628,519	1.27	$0.28	126,628,519	$0.28

Warrants Outstanding and Exercisable at June 30, 2020:
$0.05 - $1.00	53,280,406	1.12	$0.33	53,280,406	$0.33

Warrant Activity:

March 31, 2021:

Outstanding - June 30, 2020	53,280,406
Issued	90,500,000
Exercised	—
Expired	(17,151,887)
Outstanding - March 31, 2021	126,628,519

March 31, 2020:

Outstanding - June 30, 2019	26,526,234
Issued	10,662,500
Exercised	—
Expired	(7,109,328)
Outstanding - March 31, 2020	30,079,406

At March 31, 2021, all 126,628,519 warrants are vested and all 126,628,519 warrants expire at various times prior to September 21, 2022.

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

NOTE 7 - MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

The number of Series C, mandatory redeemable convertible preferred stock shares issued and outstanding were 149,650 and 117,200, respectively, for March 31, 2021 and June 30, 2020.

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

Balance, June 30, 2020:	$42,767
Unamortized discount originated from derivative liabilities:	(29,585)
Financing costs recorded:	(13,831)
Derivative liability:	1,064
Preferred stock dividend:	(415)
Balance, March 31, 2021	$-0-

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

The carrying value of the Series C mandatory redeemable convertible preferred stock at March 31, 2021 and 2020 was $119,083 and $106,580 net of discount, respectively. There were 79,200 Preferred C shares issued for net proceeds of $65,000 and 72,600 Preferred C shares converted to 6,709,100 Common shares for the three months ended March 31, 2021.

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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to March 31, 2021 to the date these financial statements were issued. Between January 1, 2021 and March 31, 2021, the Company issued 26,769,540 shares of common stock. Of this amount, 17,500,000 shares were issued from stock payable, 6,709,100 were converted from Preferred C shares and 2,560,440 shares were issued for legal services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SmartMetric, Inc. (“SmartMetric” or the “Company”) is a company engaged in the technology industry. SmartMetric has an issued patent covering technology that involves connection to networks using data cards (smart cards and EMV cards). In addition, SmartMetric holds the sole license to five issued patents covering features of its biometric fingerprint activated cards. SmartMetric’s main products are a fingerprint sensor activated payments card and a security card with a finger sensor and fully functional fingerprint reader embedded inside the card. The cards have a rechargeable battery allowing for portable biometric identification and card activation. These cards are herein sometimes referred to as a biometric card or the SmartMetric Biometric Card.

Recent Developments

The COVID-19 pandemic has had an impact on SmartMetric’s final card production. While the delays are due to supply line disruption, the Company is confident that these delays will be short-lived based on advice from our manufacturing partners, manufacturing alternatives and alternative supply lines that are being put into place by the Company.

GHS Equity Financing Agreement and Registration Rights Agreement

On March 5, 2020, the Company entered into an equity financing agreement (the “Equity Financing Agreement”), and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”). Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $4,000,000 over the course of 36 months in return for shares of the Company’s common stock. The 36-month period was expected to commence upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”) on August 6, 2020.

Following effectiveness of the Registration Statement, the Company would have had the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice shall not exceed two hundred percent (200%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, so long as such amount does not exceed $500,000. Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s Common Stock to GHS that would result in GHS’s beneficial ownership equalling more than 4.99% of the Company’s outstanding Common Stock. The price of each put share shall be equal to eighty percent (80%) of the Market Price (as defined in the Equity Financing Agreement). Puts may be delivered by the Company to GHS until the earlier of thirty-six (36) months after the effectiveness of the Registration Statement, the date on which GHS has purchased an aggregate of $4,000,000 worth of Common Stock under the terms of the Equity Financing Agreement, or at such time that the Registration Statement is no longer in effect. Additionally, in accordance with the Equity Financing Agreement, the Company issued GHS a convertible promissory note in the principal amount of $35,000 and a 9 month maturity date (the “Commitment Note”), with the first $20,000 of the Commitment Note deemed earned upon execution of the Equity Financing Agreement and the remaining $15,000 of the Commitment Note deemed earned upon payment by GHS of the Company’s legal fees. As of December 31, 2020, the note has not been paid.

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

On March 11, 2021 the Company withdrew the Registration Statement pursuant to Rule 477 of the Securities Act of 1933. As a result, the Company cannot avail itself of the benefits of the Equity Financing Agreement.

Going Concern

The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $213,122 for the three month period ending March 31, 2021 and has incurred a cumulative loss of $28,667,850 since inception (December 18, 2002). The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Effect of Covid-19

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

SmartMetric’s commitment to the health and safety of its employees remains our first priority. Our rigorous precautionary measures include the formation of global and regional response teams that maintain contact with authorities and experts to actively manage the situation, restrictions on company travel, quarantine protocols for employees who may have had exposure or have symptoms, frequent disinfecting of our locations and other measures designed to help protect employees, customers and suppliers. We expect to continue these measures until the COVID-19 pandemic is adequately contained for our business.

In the near-term, our operating results are going to be challenged due to this crisis. We continue to manage our cost structure to meet the uncertain demand, while making additional cost reductions as needed. Our customers’ businesses are subject to the fluctuations in global economic cycles and conditions and other business risk factors which may impact their ability to operate their businesses. The performance and financial condition of our customers may cause us to alter our business terms or to cease doing business with a particular customer. Further, the potential impact of the COVID-19 pandemic on their businesses could adversely impact our customers’ ability to pay us for work performed, increasing our future estimate of credit losses.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from those estimates.

Research and Development Costs – Research and development costs are charged to expense as incurred. Our research and development expenses consist primarily of expenditures for electronics design and engineering, software design and engineering, component sourcing, component engineering, manufacturing, product trials, compensation and consulting costs.

Results of Operations

Comparison of the Three Months Ended December 31, 2020 and 2019

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending March 31, 2020 and 2020. Net loss for the three months ended March 31, 2021 and 2020 were $213,122 and $173,485, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $199,225 and $154,790 during the three months ended March 31, 2021 and 2020, respectively. The increase in operating expenses is the result of higher consulting expenses.

	Quarter Ended March 31		Change in 2021 Versus 2020
	2021	2020	$	%
Operating expense
Officer salary	$47,500	$47,500	$—	(0)%
Research and development	16,822	14,090	2,732	19.4%
General and administrative	134,903	93,200	41,703	44.7%
Total operating expense	$199,225	$154,790	$44,435	28.7%

Research and Development

Research and development expenses totaled $16,822 and $14,090 for the three months ended March 31, 2021 and 2020, respectively. The increase of $2,732, or 19.4%, in 2021 compared to 2020 was primarily attributable to increased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $134,903 and $93,200 for the three months ended March 31, 2021 and 2020, respectively. The increase of $41,703 or 44.7%, in 2021 compared to 2020 was primarily the result of an increase in consulting expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totaled $13,897 and $14,081 for the three months ended March 31, 2021 and 2020, respectively.

	Quarter Ended March 31		Change in 2021 Versus 2020
	2021	2020	$	%

Gain (loss) on change in derivatives	-0-	-0-	-0-	0.0%
Interest Expense	13,897	14,081	(184)	(1.3)%
Total other (income) expense	$13,897	$14,081	$(184)	(1.3)%

Interest income (expense)

We had net interest expense of $13,897 in the three months ended March 31, 2021 compared to $14,081 net interest expense for the three months ended March 31, 2020. The decrease of $184 was attributable to a reduction in deferred officer salary.

Comparison of the Nine Months Ended March 31, 2021 and 2020

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the nine months ending March 31, 2021 and 2020. Net loss for the nine months ended March 31, 2021 and 2020 were $896,786 and $641,383, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $624,867 and $579,075 during the nine months ended March 31, 2021 and 2020, respectively. The increase in operating expenses is the result of higher consulting expenses.

	Nine Months Ended March 31		Change in 2021 Versus 2020
	2021	2020	$	%
Operating expense
Officer salary	$95,000	$95,000	$—	(0)%
Research and development	60,761	60,796	(35)	(0)%
General and administrative	421,606	375,779	45,827	12.2%
Total operating expense	$624,867	$579,075	$45,792	7.9%

Research and Development

Research and development expenses totaled $60,761 and $60,796 for the nine months ended March 31, 2021 and 2020, respectively. The decrease of $35, or 0%, in 2021 compared to 2020 was not material.

General and Administrative

General and administrative expenses totaled $421,606 and $375,779 for the nine months ended March 31, 2021 and 2020, respectively. The increase of $45,827 or 12.2%, in 2021 compared to 2020 was primarily the result of an increase in consulting expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totaled $108,344 and $41,731 for the nine months ended March 31, 2021 and 2020, respectively.

	Nine Months Ended March 31		Change in 2021 Versus 2020
	2021	2020	$	%

Loss on change in derivatives	62,465	-0-	62,465	100.0%
Interest Expense	45,879	41,731	4,148	9.9%
Total other (income) expense	$108,344	$41,731	$66,213	159.6%

Interest income (expense)

We had net interest expense of $45,879 in the nine months ended March 31, 2021 compared to $41,731 net interest expense for the nine months ended March 31, 2021. The increase of $4,148 was attributable to an increase in deferred officer salary.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of $28,667,850 as of March 31, 2021 and anticipate that we will continue to incur additional losses for the foreseeable future. Through March 31, 2021, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $25.9 million from inception through March 31, 2021.

	Nine months ended March 31,		Change in 2021 versus 2020
	2021	2020	$	%

Cash at beginning of period	$71,377	$10,161	$61,216	602.5%
Net cash used in operating activities	425,620	495,371	(69,751)	(14.1%)
Net cash used in investing activities	—	—	—	—
Net cash provided by financing activities	375,837	485,210	(109,373)	(22.5)%
Cash at end of period	$21,594	$-0-	$21,594	100.0%

Net Cash Used in Operating Activities

Net cash used in operating activities was $425,620 and $495,371 for the nine months ended March 31, 2021 and 2020, respectively. The decrease of $69,751 in cash used during 2021 compared to 2020 was primarily attributable to a decrease in consultant costs.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the nine months ended March 31, 2021 and 2020, respectively.

Net Cash Provided by Financing Activities

During the nine months ended March 31, 2021, net cash provided by financing activities was 375,837, compared to $485,210 for the nine months ended March 31, 2020. The decrease of $109,373 was due to lower sales of the Company’s securities in private placements. We continue to seek funding through private placement sales of equity to fund our continued operations, sales and marketing and ongoing research and development programs.

Equity Financing Agreement

On March 5, 2020, the Company entered into an equity financing agreement with GHS Investments, LLC, a Nevada limited liability company (“Investor”). Pursuant to the agreement, the Company agreed the sell to the investor an indeterminate amount of shares of the Company’s common stock, par value $0.001 per share, up to an aggregate price of four million dollars ($4,000,000).

Pursuant to the agreement, the Company was required, to within sixty (60) calendar days upon the date of execution of this Agreement, use its best efforts to file with the SEC a Registration Statement or Registration Statements (as is necessary) on Form S-1, covering the resale of all of the Registrable Securities under the agreement. Nevertheless, on March 11, 2021 the Company withdrew the Registration Statement pursuant to Rule 477 of the Securities Act of 1933. As a result, the Company cannot avail itself of the benefits of the agreement with the Investor.

On March 5, 2020, the Company issued a $35,000 10% convertible note to the investor in relation to the equity financing agreement. The note was due on December 5, 2020 and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totaling $5,000. During the year ended June 30, 2020, $2,127 of the debt discount was amortized. For the three month period ended September 31, 2020, $3,804 of the debt discount was amortized. As of March 31, 2021, all $5,000 of the debt discount was fully amortized and the note was at its full amount of $35,000. As of March 31, 2021, the note has not been paid and currently is in default.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the three months ended March 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

●	During the three months ended March 31, 2021, the Company sold 11,000,000 shares of Common Stock for net proceeds of $59,957. With these issuances the Company also issued warrants to purchase: (i) 12,000,000 shares at a price of $0.10 per share and (ii) 12,000,000 shares at a price of $0.20. The warrants expire at various times through February 4, 2022. These securities were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

●	Additionally, during the three months ended March 31, 2021:

o	2,560,440 shares of the Common Stock were issued in consideration of legal services in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering; and

o	6,709,100 shares of Common Stock were converted from 72,600 Series C Preferred Stock. Such shares were issued in transactions exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 3(a)(9) thereof, because no commission or other remuneration was paid in connection with conversion of the shares of Series C Preferred Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 5, 2020, the Company issued a $35,000 10% convertible note to the investor in relation to the equity financing agreement. The note was due on December 5, 2020 and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totaling $5,000. During the year ended June 30, 2020, $2,127 of the debt discount was amortized. For the three month period ended September 31, 2020, $3,804 of the debt discount was amortized. As of March 31, 2021, all $5,000 of the debt discount was fully amortized and the note was at its full amount of $35,000. As of March 31, 2021, the note has not been paid and currently is in default.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

		Filed or Furnished	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	Filing Date

3.01	Articles of Incorporation of SmartMetric, Inc. filed 12/18/02		SB-2	3.1	9/3/04

3.02	Amendment to Articles of Incorporation dated 12/11/09		8-K	3.1	12/18/09

3.03	Amendment to Articles of Incorporation dated June 8, 2016		10-K	3.5	9/28/16

3.04	Certificate of Designation of Series B Preferred Stock		8-K	3.2	12/18/09

3.05	Amendment to Certificate of Designation of Series B Preferred Stock dated 11/5/14		10-Q	3.1	11/14/14

3.06	Amendment to Certificate of Designation of Series B Preferred Stock dated 6/8/16		10-K	3.4	9/28/16

3.07	Amended and Restated Bylaws of SmartMetric		8-K	3.1	4/26/16

3.08	Series C Preferred Stock Certificate of Designations dated 1/14/19		8-K	3.1	1/18/19

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	X

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTMETRIC, INC.

Dated: May 18, 2021	By:	/s/ Chaya Hendrick
Chaya Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: May 18, 2021	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)