Form 10-K
period 2021-06-30
SmartMetric, Inc.
filed 2021-10-12
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $8,331,803 computed by reference to the closing price of the registrant’s common stock as quoted on the OTCQB maintained by OTC Markets, Inc. on December 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) (which was $0.02 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 28, 2021, there were 472,859,208 shares of common stock, par value $0.001 issued and outstanding.

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

Corporate History and Overview

SmartMetric, Inc. (“SmartMetric” or the “Company”) is a company that was incorporated pursuant to the laws of Nevada on December 18, 2002 and is engaged in the biometric technology manufacturing industry. SmartMetric has an issued patent covering technology that involves connection to networks using data cards (smart cards and EMV cards). In addition, SmartMetric holds the sole license to five issued patents covering features of its biometric fingerprint activated cards. SmartMetric’s main products are a fingerprint sensor activated payments card for use in the credit and debit card industry. The SmartMetric fingerprint biometric cards have a rechargeable battery allowing for portable biometric identification and card activation prior to being presented to or inserted in, a credit or debit card reader. These cards are herein sometimes referred to as a biometric card or the SmartMetric Biometric Card.

The Market for Biometric Credit Cards

Estimated Market Size

The estimated size of the market for biometric credit and debit cards is significant. While the company is not making any projections on the actual size of the market a number of industry figures point to the outsized market size and potential.

According to EMVCo which is a credit card standards body responsible for the licensing and rules governing EMV chips used on today’s credit and debit cards, more than 10 billion EMV chip cards have been issued by banks globally.

SmartMetric contracted an independent consumer market research company to ascertain the potential consumer demand for a credit card with incorporated fingerprint biometrics. The survey was conducted in the USA and the respondents were Visa credit card users.

The result of the consumer research survey is as follows.

1: Are you concerned about credit card or identity fraud?

Answered Yes: 80.1%

2: Would you pay for a safer biometric secured credit card that has a built-in fingerprint reader for your protection?

Answered Yes: 65.5%

3: What would you prefer to pay for a biometric fingerprint secured safer credit card?

Answer 1: $69.95 onetime charge for the life of the card (3 years)   60.2%

Answer 2: $8.95 per month (includes identity theft insurance)         39.7%

Given these consumer research results and given the number of credit cards issued by banks, it is a massively large potential market that SmartMetric has developed its product for.

All credit and debit cards that are to be issued by a Bank must be tested and approved of by the card brand network that the card is to operate on. Visa, MasterCard, American Express and Diners brands and networks all have their own individual testing and approval procedures. The card brand that SmartMetric is working with published its biometric testing procedures in March of 2021. This caused the company to make changes to its card. Adding its newly invented anti spoofing live fingerprint detection technology to its biometric card.

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

SmartMetric has developed its rechargeable battery powered fingerprint reader that is of a scale that fits “inside” a standard credit or debit card. The cardholder has stored inside the card his or her fingerprint. To activate the card the person swipes the fingerprint sensor, the sensor is connected to an internal microprocessor that manages the fingerprint sensor, fingerprint image capture and comparison matching with the pre-stored fingerprint of the cardholder held in the internal electronic memory of the card. The card has a surface mounted EMV chip as found on EMV banking chip cards that is activated or turned on only after a card holder’s fingerprint has been scanned and verified using the SmartMetric miniature “in-card” biometric scanner.

There are over ten (10) billion EMV chip cards used by banks around the world for credit cards, ATM cards and debit cards according to EMVco. SmartMetric sees this existing user base as a natural market for its advanced biometric activated card technology for the credit and debit card market. SmartMetric has established a network of card manufacturers and technology distributors to market its in-card biometric products to card issuing banks and in the case of the SmartMetric biometric security card, to businesses.

SmartMetric has also developed a multi-function logical and physical access security card the size and thickness of a standard credit card. Utilizing the small size breakthroughs by the Company in its biometric payments card development, SmartMetric has successfully developed a biometric security card that is the size and thickness of a standard credit card that can easily fit inside a person’s wallet.

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

SmartMetric has presented its fingerprint activated biometric card to a large global payments network and credit/debit card brand. The company has been advised that the card testing and approval requirements for this network is that the company’s biometric fingerprint scanning must be able to differentiate between a live finger and a fake finger at the time of fingerprint scanning. This is to protect the card from what is called in the industry, spoofing.

The adopted method for this kind of anti-spoofing detection within the biometric industry is performed through intelligent software analysis done at the time of the fingerprint scan. SmartMetric has tested this methodology and was not confident in its robustness in performing the task at hand. So as to ensure the highest level of anti-spoofing capability, SmartMetric has developed its own method that it believes is far in advance to the normal standard within the biometric industry.

SmartMetric has completed the invention of its advanced live finger detection method and is now working on its incorporation into the company’s biometric card. Once this has been completed the company will then be presenting its card for testing as a biometric card to the global payments network. SmartMetric has received a license from this network to move forward with its product testing by the networks designated biometric card test laboratory.

The company’s product is different from most other biometric cards that have been announced in that it has its own internal rechargeable battery. This is important and a must if the card is to be used at ATM’s.

Other differentiations are the now newly developed advanced anti-spoofing technology.

Various versions of the SmartMetric fingerprint biometric card are under development including but not limited to a version that has one time password OTP display and another that has a small display for showing the cards CVV.

Other cards under development based on the company’s biometric technology include memory cards with up to 2GB of memory. Also cards that have much larger display screens that can display such things as Q-Codes.

The large-scale memory fingerprint biometric protected card has potential application in the portable medical records industry as well as advanced applications in the banking and financial transaction industries.

Years of research and development has gone into the miniaturization of the electronics at the core of the SmartMetric fingerprint biometric card. All of the design and electronic engineering has been undertaken by SmartMetric and is the owned property and trade secrets of the company.

The card developed by SmartMetric has its own ARM Cortex processor along with additional memory. The user’s fingerprint is stored inside the cards memory and is protected by advanced very strong elliptic curve cryptography.

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

SmartMetric has added the ADVANTIS credit/debit card chip onto the SmartMetric biometric card thereby allowing the existing RedSys / ADVANTIS banks already issuing credit and debit cards with their chip on board to now issue seamlessly the SmartMetric biometric credit/debit card. RedSys/ ADVANTIS have agreed to work closely with SmartMetric in promoting the SmartMetric card globally. RedSys/ADVANTIS is owned by some of the largest Banks in Europe and Latin America.

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

From inception through June 30, 2021, we have raised approximately $26,000,000 through the sale of our securities. During this same period, we have recorded an accumulated deficit of approximately $28,859,366. Our net losses for the two most recent fiscal years ended June 30, 2021 and 2020 were $924,728 and $805,577, respectively. We have never made any sales and have never generated revenues and we anticipate none will be generated for the foreseeable future. We expect to incur significant operating losses for the foreseeable future as we continue the development of our products. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely source of such additional capital is the sale of our securities. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

To date, we have generated only losses, which are expected to continue for the foreseeable future.

For the years ended June 30, 2021 and 2020, we incurred a net loss of $924,728 and $805,577, respectively. We may not be able to achieve expected results, including any guidance or outlook it may provide from time to time.

We may continue to incur losses and may be unable to achieve profitability. We cannot assure you that our net losses and negative cash flow will not accelerate and surpass our expectations nor can we assure you that we will ever generate any net income or positive cash flow.

We may not be able to continue as a going concern if we do not obtain additional financing by December 31, 2021.

Since our inception, we have funded our operations primarily through the sale of our securities. Our cash and cash equivalents balance at June 30, 2021 was $10,325. Based on our current expected level of operating expenditures, we expect to only be able to fund our operations through the second quarter (ending December 31, 2021) of fiscal year ending June 30, 2022, at which time we will need additional capital. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Management’s opinion about our ability to continue as a going concern.

As of June 30, 2021, management has expressed the opinion that our capital resources as of the date of their audit report were sufficient to sustain operations and complete our planned activities for the upcoming year. Our current cash is sufficient to continue as a going concern past June 30, 2022. The COVID-19 has had an impact on SmartMetric’s final card production. While the delays are due to supply line disruption, the Company is confident that these delays will be short-lived based on advice from our manufacturing partners, manufacturing alternatives and alternative supply lines that are being put into place by the Company.

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

As of June 30, 2021, we owe Chaya Hendrick, our CEO, $737,642 in deferred salary, of which the failure to pay could result in Chaya Hendrick’s termination of employment, the result of which would materially harm our business.

We currently have not paid $737,642  in salary owed to Chaya Hendrick pursuant to Chaya Hendrick’s employment agreement outstanding with us as of June 30, 2021. While Chaya Hendrick continues to support the Company and continues to operate as its CEO, President and chairman of the Board of Directors, there can be no assurances that this will continue if we fail to pay back salaries and future salary owed. Additionally, as of July 1, 2017, all prior and future deferred salary owed will bear interest at a rate of 7% per annum. In the event Chaya Hendrick terminates employment for lack of payment, the Company believes such loss would cause irreparable harm to our product development and would materially harm our business prospects. Additionally, there can be no assurances that Chaya would not attempt to foreclose on our assets in order to satisfy such debt obligations.

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

Our management team invests significant time and financial resources to comply with existing standards for public companies, which has led to management time and attention from developing our business to compliance activities which could have an adverse effect on our business.

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

We are authorized under our certificate of incorporation to issue up to 605,000,000 shares consisting of 600,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of September 24, 2021, we have issued and outstanding 472,859,208 shares of common stock; 610,000 shares of Series B Convertible Preferred Stock that are convertible into 30,500,000 shares of common stock at the election of the holder; and 239,025  shares of shares of Series C Convertible Preferred Stock. Additionally, we have 124,888,519 shares of common stock reserved upon the exercise of outstanding purchase warrants. Accordingly, as of June 30, 2021 we are entitled to issue up to 127,140,792 additional shares of common stock, and 4,390,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2021 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with the assessment described above, management identified no control deficiencies that represented a material weakness at June 30, 2021. See “Item 9A. Controls and Procedures” for more detailed discussion.

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

Market Information

As of September 24, 2021, 472,859,208 shares of our common stock were issued and outstanding.

Holders

As of September 24, 2021, the Company had 1,131 shareholders of record of our common stock, including the shares held in street name by brokerage firms.

Transfer Agent

The transfer agent for our common stock is Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, NJ 07601.

Rule 10B-18 Transactions

During the fiscal year ended June 30, 2021, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the years ended June 30, 2021 and 2020, we issued securities that were not registered under the Securities Act. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

●	During the three months ended September 30, 2019, the Company sold for cash 6,337,500 shares of common stock and warrants to purchase: (i) 6,337,500 shares at prices ranging from $0.10 per share to $0.25 per share for net proceeds of $133,495. The warrants expire at various times through September 17, 2021. None of these shares were issued during the quarter ended September 30, 2019, with all 6,337,500 shares being recorded as stock payable. There were 52,800 Preferred C shares issued for net proceeds of $45,000 and 70,000 Preferred C shares converted to 3,224,643 Common shares for the three month period ending September 30, 2019, see Note 6.

●	During the three month period ending December 31, 2019, the Company increased its total number of shares of authorized capital stock to 600,000,000 shares, par value $0.001 per share.

●	During the three months ended December 31, 2019, the Company sold for cash 40,675,000 shares of common stock and warrants to purchase: (i) 825,000 shares at prices ranging from $0.20 per share to $0.25 per share for net proceeds of $214,510. The warrants expire at various times through November 1, 2021. None of these shares were issued during the quarter ended December 31, 2019, with all 40,675,000 shares being recorded as stock payable. There were 36,300 Preferred C shares converted to 2,370,696 Common shares for the three month period ending December 31, 2019, see Note 6.

●	During the three months ended March 31, 2020, the Company sold for cash 9,550,000 shares of common stock and warrants to purchase: (i) 3,500,000 shares at prices ranging from $0.05 per share to $1.00 per share for net proceeds of $66,500. The warrants expire at various times through March 12, 2022. None of these shares were issued during the quarter ended March 31, 2020, with all 9,550,000 shares being recorded as stock payable. There were 53,700 Preferred C shares converted to 6,384,864 Common shares for the three month period ending March 31, 2020. The Company issued 41,800 preferred shares for net proceeds of $35,000 and another 33,600 preferred shares for which the net proceeds of $30,000 had not been received as of March 31, 2020. At March 31, 2020, the Company had 316,875,686 shares of common stock issued and outstanding.

●	During the three months ended June 30, 2020, the Company sold for cash 40,000,000 shares of common stock and warrants to purchase: (i) 12,000,000 shares at prices ranging from $0.10 per share to $0.20 per share for net proceeds of $200,905. The warrants expire at various times through June 12, 2021. 31,000,000 of these shares were issued during the quarter ended June 30, 2020, with 9,000,000 shares being recorded as stock payable. There were 53,100 Preferred C shares converted to 5,259,814 Common shares for the three month period ending June 30, 2020. The Company issued 41,800 preferred shares for net proceeds of $35,000. The Company issued 50,000 common shares, for services rendered, to Director Elizabeth Ryba.

●	During the three months ended September 30, 2020, the Company sold for cash 17,500,000 shares of common stock and warrants to purchase: (i) 17,500,000 shares at prices ranging from $0.05 per share to $0.10 per share and (ii) 14,500,000 shares at prices ranging from $0.10 to $0.20 for net proceeds of $77,409. The warrants expire at various times through September 21, 2022. All 17,500,000 of these shares were issued during the quarter ended December 31, 2020, with all 17,500,000 shares being recorded as stock payable. The Company issues 6,032,260 shares. Of these shares, 585,000 were issues for consulting services and 5,447,260 were converted from Preferred shares.

●	During the three months ended December 31, 2020, the Company sold 16,500,000 shares of common stock for net proceeds of $82,455. With these issuances the company also issued warrants to purchase: (i) 16,500,000 shares at prices ranging from $0.05 to $0.10 per share and (ii) 16,500,000 shares at prices ranging from $0.10 to $0.20 and (iii) 1,500,000 at a price of $0.30. The warrants expire at various times through December 21, 2022. None of the 16,500,000 shares were issued during the quarter ended December 31, 2020, and were recognized as stock payable.

●	During the three months ended December 31, 2020, the Company issued 32,034,876 shares for $75,000, of which 15,000,000 were issued from stock payable and 16,034,876 were converted from 78,100 Preferred shares.

●	During the three months ended March 31, 2021, the Company sold 11,000,000 shares of common stock for net proceeds of $59,957. With these issuances the company also issued warrants to purchase: (i) 3,333,333 shares at a price of $0.10 per share and (ii) 3,000,000 shares at a price of $0.20. The warrants expire at various times through February 4, 2022. None of the 12,000,000 shares were issued during the quarter ended March 31, 2021, and were recognized as stock payable.

●	During the three months ended March 31, 2021, the Company issued 26,769,540 shares, of which 17,000,000 were issued from stock payable, 6,709,100 were converted from 72,600 Preferred shares and 2,560,440 shares were issued for legal services.

●	During the three months ended June 30, 2021, the Company sold 3,333,333 shares of common stock for net proceeds of $20,000. With these issuances the company also issued warrants to purchase: (i) 3,333,333 shares at a price of $0.10 per share and (ii) 3,333,333 shares at a price of $0.20. The warrants expire at various times through June 7, 2022. None of the 3,333,333 shares were issued during the quarter ended June 30, 2021, and were recognized as stock payable.

●	During the three months ended June 30, 2021, the Company issued 3,025,952 shares, of which all were converted from 36,300 Preferred C shares.

Item 6.	Selected Financial Data

Not Applicable as we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the year ended June 30, 2021 and June 30, 2020.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

To date, we have devoted a substantially all of our efforts and financial resources to the development of our SmartMetric Card. Since our inception in 2002, we have generated no revenue from product sales and have funded our operations principally through the private sales of our equity securities. We have never been profitable and, as of June 30, 2021, we had an accumulated deficit of approximately $28,878,841. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our technologies and advance them to market.

Our cash and cash equivalents balance at June 30, 2021 was approximately $10,325 representing 20.5% of total assets. Notwithstanding our recent capital raises, based on our current expected level of operating expenditures, we expect to be able to fund our operations into the quarter beginning April 1, 2022. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $944,203 and $805,577 for the period ending June 30, 2021 and 2020, respectively, and has incurred a cumulative loss of $28,878,841 since inception (December 18, 2002).  These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing. The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Patent Impairment - When the carrying balance of the Company’s patent is more than what it could be sold for on the open market and/or is not recoverable through future use, the Company decreases its value. In determining whether the carrying value is not recoverable, the Company estimates the sum of the expected cash flows from the use of the patent or its possible sale. If the results in an amount less that the patent’s value on the financial statements, the Company will deem the patent’s carrying value on the balance sheet to be impaired by the amount that the carrying value exceeds the fair market value of the asset. The decrease in the patent’s value will then be included as a loss in the Company’s profit and loss statement. The Company had no patent asset recorded at June 30, 2021.

Cash – The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at June 30, 2021 and 2020.

Result of Operations

Year Ended June 30, 2021 Compared to the Year Ended June 30, 2020

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the years ending June 30, 2021 and 2020. We did not generate any revenues during the years ending June 30, 2021 and 2020. Net loss for the years ended June 30, 2021 and 2020 were $944,203 and $805,577, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expenses were $821,824 and $747,478   during the years ended June 30, 2021 and 2020, respectively. The decrease in operating expenses is the result of the following factors.

	Year Ended June 30,		Change in 2021 Versus 2020
	2021	2020	$	%
Operating Expenses
Research and development	$76,344	$89,240	$(12,896)	(14.5)%
General and administrative	555,480	468,238	87,242	18.6%
Officer salary	190,000	190,000	—	(0)%
Total operating expense	$821,824	$747,478	$74,346	9.9%

Research and Development

Research and development expenses were 76,344 and $89,240 for the years ended June 30, 2021 and 2020, respectively. The decrease of $12,896, or 14.5%, in 2021 compared to 2020 was primarily attributable to a decrease in engineering costs.

Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses were $555,480 and $468,238 for the years ended June 30, 2021 and 2020, respectively. The increase of $87,242 or 18.6%, in 2021 compared to 2020 was primarily the result of an increase in consulting expenses.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Officer salary were $190,000 for the years ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of approximately $28.9 million as of June 30, 2021 and anticipate that we will continue to incur additional losses for the foreseeable future. Through June 30, 2021, we have funded our operations through the private sale of our equity securities and exercise of options and warrants, resulting in gross proceeds of approximately $27 million. Cash and cash equivalents at June 30, 2021 were $10,325.

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

	Year Ended June 30,
	2021	2020

Cash at beginning of period	$71,377	$10,161
Net cash used in operating activities	(567,582)	(744,003)
Net cash used in investing activities	—	—
Net cash provided by financing activities	506,530	805,219
Cash at end of period	$10,325	$71,377

Net Cash Used in Operating Activities

Net cash used in operating activities was $567,582 and $744,003 for the years ended June 30, 2021 and 2020, respectively. The decrease of $135,078 in cash used during 2021 compared to 2020 was primarily attributable to lower consulting and legal expenses.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for years ended June 30, 2021 and 2020, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $506,530 for the year ended June 30, 2021 compared to $805,219 for the year ended June 30, 2020. The decrease of $257,346 was due to decreased private placement sales. We are actively seeking sources of financing to fund our continued operations and research and development programs.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended June 30, 2021 and 2020, together with the reports of the independent registered public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

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

In connection with the preparation of this Quarterly Report on Form 10-K for the year ended June 30, 2021, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of June 30, 2021.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has not identified any material weaknesses as of June 30, 2021 and our internal controls over financial reporting were effective at the reasonable assurance level.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions are being performed by separate individuals. Management evaluated the impact of our limitation to have segregation of duties in all of our financially significant processes and have concluded that this control did not meet the criteria of a material weakness.

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

Changes in Internal Controls

During the fiscal year ended June 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

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

Name	Age	Position with the Company
Chaya Hendrick	65	President, Chief Executive Officer and Chairman of the Board
Jay M. Needelman, CPA	53	Chief Financial Officer, Director
Elizabeth Ryba	70	Director

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

Summary Compensation Table

The table below sets forth, for the fiscal years ended June 30, 2021 and 2020, the compensation earned by each person acting as our Chief Executive Officer and Chief Financial Officer. The Company’s only employee is our Chief Executive Officer.

Name and Principal Position	Fiscal Year Ended	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Chaya Hendrick (President, Chief Executive Officer,	2021	$190,000	(3)	-0-	-0-	-0-	-0-	-0-	$190,000		$190,000
Chairman of the Board (1)	2020	$174,167	(2)	-0-	-0-	-0-	-0-	-0-	$15,833	(4)	$190,000

Jay Needelman (Chief and Principal Financial Officer,	2021	$15,000		-0-	-0-	-0-	-0-	-0-	-0-		$15,000
Director) (5)	2020	$15,000		-0-	-0-	-0-	-0-	-0-	-0-		$15,000

(1)	Chaya Hendrick has been President, Chief Executive Officer and director of the Company since inception. Chaya Hendrick also has a car allowance in her employment agreement which she has forgone for the years ended June 30, 2021 and 2020.

(2)	The Company paid Chaya Hendrick $174,167 for the year ended June 30, 2020 out of her total aggregate salary of $190,000, with the remainder being accrued but unpaid. As of June 30, 2021 the Company has accrued $737,642 of unpaid salary, which includes previously accrued but unpaid salary for periods not covered under this Summary Compensation Table.

(3)	The Company paid Chaya Hendrick $190,000 for the year ended June 30, 2021 out of her total aggregate salary of $190,000.

(4)	Includes $0 in accrued but unpaid salary for the year end June 30, 2021. As of June 30, 2021, the Company has accrued $737,642 of unpaid salary, which includes previously accrued but unpaid salary for periods not covered under this Summary Compensation Table.

(5)	Jay Needelman has served as our Chief Financial Officer since 2007. Mr. Needelman receives annual compensation of $15,000 for his services as our Chief Financial Officer.

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

The following table sets forth certain information, as of August 5, 2021, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Director/Officer	Number of Shares of Common Stock (1)		Percentage of Class (1)
	Directors and Executive Officers
Common Stock	Chaya Hendrick (2) 145 East Harmon Avenue, Unit 19620 Las Vegas, NV 89109	Chief Executive Officer, Chairman of the Board of Directors	89,127,778	(2)	20.0%

Common Stock	Jay Needelman, CPA 520 West 47th Street Miami Beach, FL 33140	Director; Chief Financial Officer	-0-		0%

Common Stock	Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	Director	40,000		* %

	All Executive Officers and Directors as a Group (3 persons)		89,167,778		18.9%

	5% Shareholders

*	Less than one percent (1%)

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on June 30, 2021, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) 472,859,208, the total shares of common stock outstanding on September 24, 2021, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of any preferred stock and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	The 89,127,778 shares of common stock include (i) 58,627,778 of Common Stock and; (ii) 610,000 shares of Series B Convertible Preferred Stock convertible into 30,500,000 shares of common stock held by Applied Cryptography, Inc. (“ACI”) and / or Chaya Hendrick. The outstanding shares of Series B Convertible Preferred Stock are entitled to vote on any matter with the holders of Common Stock voting together as one (1) class and shall have that number of votes (identical in every other respect to the voting rights of the holder of common stock entitled to vote at any regular or special meeting of Stockholders) equal to that number of common shares which is not less than 51% of the vote required to approve any action, which Nevada law provides may or must be approved by vote or consent of the common shares or the holders of other securities entitled to vote, if any. Each share of Series B Convertible Preferred Stock is convertible, at the option of the holder, into fifty (50) shares of Common Stock upon the satisfaction of certain conditions and for purposes of determining a quorum of a shareholder meeting, the outstanding shares of Series B Convertible Preferred Stock shall be deemed the equivalent of 51% of all shares of the Company’s Common Stock entitled to vote at such meetings. Our Chairman and Chief Executive Officer, has sole voting and dispositive power over all of the shares beneficially owned by ACI.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Related Party Transactions:

●	Chaya Hendrick, our CEO has made cash advances to the Company periodically in exchange for promissory notes of such face values. As of the years ended June 30, 2021 and 2020, we owed $0 and $0, respectively. These notes bear interest at 7.00% per annum.

●	During the years ended June 30, 2021 and 2020, Chaya Hendrick, our CEO deferred $0 and $15,833 in annual salary, respectively. As of June 30, 2021 and 2020, respectively, the Company has accrued the amounts of $737,642 and $759,948 as deferred salary for the difference between Chaya Hendrick’s contractual annual salary and the amounts actually paid. These amounts include previously deferred salary prior to the years ended June 30, 2021 and 2020.

●	On September 30, 2015, we entered into an Addendum to the then existing employment agreement of Chaya Hendrick, pursuant to which in consideration for the issuance of 200,000 shares of the Company’s Series B Convertible Preferred Stock, Chaya Hendrick granted the us the first right to purchase or license any patents (the “Patent Option”) relating to “Smartcards” which the Hendrick (i) shall apply for with the relevant patent authorities during the term of the employment agreement, and (ii) are currently applied for with the relevant patent authorities or pending as of the date of the employment agreement. In exchange for the Patent Option the Company agreed, during the term of the such employment agreement, to pay for any fees and/or expenses related to the application for the such patent rights with the relevant patent authorities, including, but not limited to, legal or filing fees. If, upon our receipt of notice of any patent rights in writing; we and Hendrick fail to successfully negotiate and execute a purchase or license agreement as it relates to such patent rights within 60 calendar days of such receipt, Hendrick shall be permitted to retain or transfer such patent rights to a third party without any subsequent notice to us.

●	On September 11, 2017, we entered into a licensing a royalty agreement with Chaya Hendrick, our founder and CEO, whereby we received a license to certain patents related to our technologies until the expiration of such patents in exchange for the following : (i) the Issuance to Chaya Hendrick of 200,000 Series B Convertible Preferred Shares, (ii) the payment of 5% of gross revenues derived from the sale of products derived from the patents in the future, and (iii) annual payments beginning at $50,000 per annum, increased by 100% of each previous year (offset against 5% gross revenue royalty payments) for the duration of the term of the agreement. The agreement continues until (i) the terms of the licensed patents expire, (ii) we terminate the agreement with notice to Chaya Hendrick, or (iii) Chaya Hendrick terminates the agreement pursuant to a material breach of our duties or payments contained thereunder.

Item 14.	Principal Accounting Fees and Services

Type of Fees	Year end June 30, 2021	Year end June 30, 2020
Audit Fees
Prager Metis, LLC	$23,000	$19,546
Audit Related Fees
Tax Fees	—	—
All Other Fees	$—	—
Total Fees	$23,000	$19,546

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

SMARTMETRIC, INC.

Date: October 12, 2021	By:	/s/ Chaya Hendrick
Chaya Hendrick
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chaya Hendrick	Chief Executive Officer and Director	October 12, 2021
Chaya Hendrick	(principal executive officer)

/s/ Jay Needelman	Chief Financial Officer	October 12, 2021
Jay Needelman	(principal financial and accounting officer) and Director

/s/ Elizabeth Ryba	Director	October 12, 2021
Elizabeth Ryba

SMARTMETRIC INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2021 AND 2020

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Smartmetric, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Smartmetric, Inc. (the “Company”) as of June 30, 2021, the related consolidated statements of operations, changes in stockholders’ (deficit), and cash flows for the year ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses and has an accumulated deficit as of June 30, 2021. These factors raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2021

Red Bank, NJ
October 12, 2021

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665

Red Bank, NJ 0770

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Balance Sheet

(Audited)

	June 30,	June 30,
	2021	2020
	(Audited)	(Audited)
Assets
Current assets:
Cash	$10,325	$71,377
Prepaid expenses and other current assets	5,000	7,020

Total current assets	15,325	78,397
Non-current assets
Deferred financing costs	35,000	35,000

Total assets	$50,325	$113,397

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,073,786	$916,728
Liability for stock to be issued	127,321	50,000
Deferred Officer’s salary	737,642	759,948
Related party interest payable	201,846	149,481
Dividends payable	2,442	2,945
Due to shareholders	41,343	41,343
Covid19 SBA loan	41,664	20,832
Convertible note payable, net of discount	35,000	32,127
Derivative liability	45,524	-
Convertible interest payable	3,801	-
Interest payable	875	-
Shareholder loan	-	-

Total current liabilities	2,331,244	1,973,404

Commitments and contingencies (See note 4)
Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1000,000 shares, 239,025 and 117,200 shares issued and outstanding, respectively	196,083	101,661

Stockholders’ deficit:

Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Class A Preferred stock, $.001 par value; 50,000,000 shares authorized 0 and 0 shares issued and outstanding Common stock, $.001 par value; 600,000,000 shares authorized, 446,385,628 and 379,523,000 shares issued and outstanding, respectively	446,386	379,524
Additional paid-in capital	25,955,367	25,429,261
Accumulated deficit	(28,859,365)	(27,771,062)

Total stockholders’ deficit	(2,457,002)	(1,961,668)

Total liabilities and stockholders’ deficit	$50,325	$113,397

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Operations

(Audited)

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2021	2020
	(Audited)	(Audited)

Revenues	$-	$-

Expenses:
Officer’s salary	190,000	190,000
Other general and administrative	555,480	468,238
Research and development	76,344	89,240

Total operating expenses	821,824	747,478

Loss from operations before income taxes	(821,824)	(747,478)
Interest & Financing Expense	(59,914)	(58,099)
Gain (loss) on change in derivatives	(42,990)	-

Net loss	(924,728)	(805,577)
Preferred stock dividends	(163,575)	(32,024)
Net loss available for common stockholders	$(1,088,303)	$(837,601)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	413,974,288	299,094,207

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Changes In Stockholders’ (Deficit)

(Audited)

	Preferred Series C						Additional Paid	Accumulated
	Stock				Common Stock		In Capital	Deficit	Total
Balance June 30, 2019	610,000	$610	-	$-	264,648,821	$264,649	$24,663,528	$(26,933,461)	$(2,004,674)

Shares issued of common stock for warrants and cash	-	-	-	-	97,584,162	97,584	576,703	-	$674,287

Preferred C shares Converted to Common	-	-	-	-	17,240,017	17,240	182,580	-	$199,820

Beneficial conversion feature related to convertible debt	-	-	-	-	-	-	5,000	-	5,000

Series C dividends	-	-	-	-	-	-	-	(32,024)	(32,024)

Shares of Common Stock issued for services	-	-	-	-	50,000	50	1,450	-	1,500

Net loss for period	-	-	-	-	-	-	-	(805,577)	(805,577)

Balance June 30, 2020	610,000	$610	-	$-	379,523,000	$379,523	$25,429,261	$(27,771,062)	$(1,966,668)

Common shares issued for services	-	-	-	-	3,145,440	3,145	15,780	-	18,925

Shares issued of common stock and warrants for cash	-	-	-	-	32,500,000	32,500	130,000	-	162,500

Shares converted from Preferred C shares to common	-	-	-	-	31,217,188	31,218	172,149	-	203,367

Valuation of Preferred C & derivative liability	-	-	-	-	-	-	208,177	-	208,177

Preferred C dividends	-	-	-	-	-	-	-	(163,575)	(163,575)

Net loss for period	-	-	-	-	-	-	-	(924,728)	(924,728)

Balance June 30, 2021	610,000	$610	-	$-	446,385,628	$446,386	$25,955,367	$(28,859,365)	$(2,457,002)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Cash Flows

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2021	2020
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(924,728)	$(805,577)

Adjustments to reconcile net loss to net cash used in operating activities:

Common stock issued and issuable for services	18,926	1,500
Non cash financing expense	49,322	-
Gain (loss) on fair value of derivative liability	112,565	-
Amortization of debt discount	2,873	2,127

Changes in assets and liabilities
Increase (Decrease) in prepaid expenses and other current assets	2,017	(567)
Increase in accounts payable and accrued expenses	157,058	32,588
(Decrease) in deferred officer salary	(22,306)	(30,067)
Increase in Convertible interest payable	3,801	-
Increase in accrued interest payable	52,365	55,993

Net cash used in operating activities	(567,582)	(744,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	-	(3,759)
Proceeds from notes payable	-	35,000
Deferred financing costs	-	(35,000)
Proceeds from sale of common stock	240,698	576,803
Proceeds from CARES Act PPP loan	20,832	20,832
Due to shareholder	-	41,343
Proceeds from sale of Series C Preferred stock	245,000	170,000
Net cash provided by financing activities	506,530	805,219

NET INCREASE (DECREASE) IN
CASH	(61,052)	61,216

CASH BEGINNING OF PERIOD	71,377	10,161

END OF PERIOD	10,325	71,377

Non-cash investing and financing activities	$66,000	$191,636
Conversion of 72,600 & 104,000 Preferred C Shares into 21,482,136 & 5,595,339 shares of common stock

CASH PAID DURING THE PERIOD FOR:	$-	$-
Income taxes	$-	$-
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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $924,728 and $805,577 for the period ended June 30, 2021 and 2020, respectively, and has an accumulated deficit of $28,859,365 at June 30, 2021.

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

Cash

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at June 30, 2021 and 2020.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions on an annual basis and has determined that as of June 30, 2021 and 2020, no accrual for uncertain income tax positions is necessary.

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of June 30, 2021 and 2020, 124,888,519 and 53,280,406 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being Common stock warrants at June 30, 2021 and 2020.

NOTE 3 -	PREPAID EXPENSES

Prepaid expenses were $5,000 at June 30, 2021.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -	COMMITMENTS

Lease Agreement

The Company’s main office is in Las Vegas, Nevada. Rent expense under all leases for the years ended June 30, 2021 and 2020 was $5,238 and $5,133 respectively. The Company maintains only one office. This office is in Las Vegas, NV and is a month-to-month lease.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $0 and $0 as of June 30, 2021 and 2020, respectively. These advances bear interest at 7.00% per annum.

As of June 30, 2021 and June 30, 2020, the Company has accrued the amounts of $737,642 and $759,948, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

As a result of these shareholder loans and deferred officer salary, the Company has accrued a balance of $201,846 and $149,481 as interest payable as of June 30, 2021 and 2020.

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

In March of 2020, the Company applied for the SBA PPP government loan and was approved. On April 17,2020, the Company received $20,832 as proceeds from this loan. The Company successfully applied to have this loan forgiven.

In March of 2021, the Company applied for the SBA PPP government loan and was approved. On March 29, 2021, the Company received $20,832 as proceeds from this loan.

On March 5, 2020, the Company issued a $35,000 10% convertible note. The note was due on December 5, 2020 and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totalling $5,000. During the year ended June 30, 2020, $2,127 of the debt discount was amortized. During the year ended June 30, 2021, the remaining $2,873 of the debt discount was amortized As of June 30, 2021, the note was shown net of unamortized discount of $35,000.

The 10% convertible note is currently in default. Upon default, the fixed conversion price became a Variable Conversion Price, which is 70% multiplied by the lowest trading price for the Company’s common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the convertible notes should be classified as a liability since the conversion option becomes effective at default resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company has recorded the embedded derivative liability at its’ fair value utilizing the Black-Scholes Merton option pricing model, as follows:

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$45,524	$45,524

NOTE 6 -	STOCKHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2021, the Company has 5,000,000 shares of Series B preferred stock, par value $0.001, authorized and 610,000 shares issued and outstanding.

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

Class A Common Stock

As of June 30, 2021, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding.

During the three month period ending December 31, 2019, the Company increased its total number of shares of authorized capital stock to 600,000,000 shares, par value $0.001 per share.

Common Stock and Warrants

●	During the three months ended September 30, 2019, the Company sold for cash 6,337,500 shares of common stock and warrants to purchase: (i) 6,337,500 shares at prices ranging from $0.10 per share to $0.25 per share for net proceeds of $133,495. The warrants expire at various times through September 17, 2021. None of these shares were issued during the quarter ended September 30, 2019, with all 6,337,500 shares being recorded as stock payable.

●	During the three months ended December 31, 2019, the Company sold for cash 40,675,000 shares of common stock and warrants to purchase: (i) 825,000 shares at prices ranging from $0.20 per share to $0.25 per share for net proceeds of $214,510. The warrants expire at various times through November 1, 2021. None of these shares were issued during the quarter ended December 31, 2019, with all 40,675,000 shares being recorded as stock payable. There were 36,300 Preferred C shares converted to 2,370,696 Common shares for the three month period ending December 31, 2019, see Note 6.

●	During the three months ended March 31, 2020, the Company sold for cash 9,550,000 shares of common stock and warrants to purchase: (i) 3,500,000 shares at prices ranging from $0.05 per share to $1.00 per share for net proceeds of $66,500. The warrants expire at various times through March 12, 2022. None of these shares were issued during the quarter ended March 31, 2020, with all 9,550,000 shares being recorded as stock payable.

●	During the three months ended June 30, 2020, the Company sold for cash 40,000,000 shares of common stock and warrants to purchase: (i) 12,000,000 shares at prices ranging from $0.10 per share to $0.20 per share for net proceeds of $200,905. The warrants expire at various times through June 12, 2021. 31,000,000 of these shares were issued during the quarter ended June 30, 2020, with 9,000,000 shares being recorded as stock payable.

●	During the three months ended September 30, 2020, the Company sold for cash 17,500,000 shares of common stock and warrants to purchase: (i) 17,500,000 shares at prices ranging from $0.05 per share to $0.10 per share and (ii) 14,500,000 shares at prices ranging from $0.10 to $0.20 for net proceeds of $77,409. The warrants expire at various times through September 21, 2022. All 17,500,000 of these shares were issued during the quarter ended December 31, 2020, with all 17,500,000 shares being recorded as stock payable. The Company issued 6,032,260 shares. Of these shares, 585,000 were issues for consulting services and 5,447,260 were converted from Preferred shares.

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	STOCKHOLDERS’ DEFICIT (CONTINUED)

●	During the three months ended December 31, 2020, the Company sold 16,500,000 shares of common stock for net proceeds of $82,455. With these issuances the company also issued warrants to purchase: (i) 16,500,000 shares at prices ranging from $0.05 to $0.10 per share and (ii) 16,500,000 shares at prices ranging from $0.10 to $0.20 and (iii) 1,500,000 at a price of $0.30. The warrants expire at various times through December 21, 2022. None of the 16,500,000 shares were issued during the quarter ended December 31, 2020, and were recognized as stock payable.

●	During the three months ended December 31, 2020, the Company issued 32,034,876 shares for $75,000, of which 15,000,000 were issued from stock payable and 16,034,876 were converted from 78,100 Preferred shares.

●	During the three months ended March 31, 2021, the Company sold 11,000,000 shares of common stock for net proceeds of $59,957. With these issuances the company also issued warrants to purchase: (i) 12,000,000 shares at a price of $0.10 per share and (ii) 12,000,000 shares at a price of $0.20. The warrants expire at various times through February 4, 2022. None of the 12,000,000 shares were issued during the quarter ended March 31, 2021, and were recognized as stock payable.

●	During the three months ended March 31, 2021, the Company issued 26,769,540 shares, of which 17,000,000 were issued from stock payable, 6,709,100 were converted from 72,600 Preferred shares and 2,560,440 shares were issued for legal services.

●	During the three months ended June 30, 2021, the Company sold 3,333,333 shares of common stock for net proceeds of $20,000. With these issuances the company also issued warrants to purchase: (i) 3,333,333 shares at a price of $0.10 per share and (ii) 3,333,333 shares at a price of $0.20. The warrants expire at various times through June 8, 2022. None of the 3,333,333 shares were issued during the quarter ended June 30, 2021, and were recognized as stock payable.

●	During the three months ended June 30, 2021, the Company issued 3,025,952 shares, all of which were converted from 36,300 Preferred C shares.

The following information summarizes the warrants outstanding and exercisable.

Warrants Outstanding and Exercisable at June 30, 2021:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Contractual Life Remining in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

Warrants Outstanding and Exercisable at June 30, 2020:

$0.05 - $1.00	53,280,406	1.120	$0.33	53,280,406	$0.33

Warrants Outstanding and Exercisable at June 30, 2021:

$0.10 - $0.20	124,888,519	0.623	$0.18	124,888,519	$0.623

SMARTMETRIC INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrant Activity:

As of June 30, 2021 and 2020, the following is a breakdown of the activity:

June 30, 2021:

Outstanding - beginning of year	53,280,406
Issued	98,500,000
Exercised	—
Expired	(26,891,887)

Outstanding - end of year	124,888,519

June 30, 2020:

Outstanding - beginning of year	26,526,234
Issued	34,662,500
Exercised	—
Expired	(7,908,328)

Outstanding - end of year	53,280,406

At June 30, 2021, all of the 124,888,519 warrants are vested, all 124,888,519 warrants expire at various times through June 2022.

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

The number of Series C, mandatory redeemable convertible preferred stock shares issued and outstanding were 239,025 and 117,200, respectively, for June 30, 2021 and June 30, 2020.

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

The carrying value of the Series C mandatory redeemable convertible preferred stock at June 30, 2021 and 2020 was $196,083 and $101,661, respectively.

The estimated fair value of the Series C, mandatory redeemable convertible preferred stock at June 30, 2021 and 2020 was $196,083 and $101,661 respectively.

The Company recorded preferred stock dividends of $163,575 and $32,024 and accrued dividends payable of $2,442 and $2,945 during fiscal year end 2021 and 2020, respectively.

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

At June 30, 2021 and 2020, deferred tax assets consist of the following:

	2021	2020
Net operating loss carryforward	$9,789,107	$8,983,161
Warrant issuances	—	—
Deferred officer compensation	737,642	805,848
Other	-0-	98
Valuation allowance	(10,526,749)	(9,789,107)
	$—	$—

At June 30, 2021, the Company had a net operating loss carry-forwards in the amount of approximately $28.9 million available to offset future taxable income through 2038. These amounts may be carried forward indefinitely, subject to the 80% of taxable income limitation rule. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended June 30, 2021 and 2020 is summarized as follows:

	2021	2020
Tax on income before income tax	21.00%	21.00%
Effect of non-temporary differences	(0.01)%	(0.01)%
Effect of prior year items	—%	—%
Effect of temporary differences	—%	—%
Change in valuation allowance	(20.99)%	(20.99)%
	0.00%	0.00%

The total amount of unrecognized tax benefits can change due to tax examination activities, lapse of applicable statutes of limitations and the recognition and measurement criteria under the guidance related to accounting for uncertainty in income taxes. The Company does not believe any significant increases or decreases will occur within the next twelve months.

The Company files income tax returns in the United States (“U.S.”) federal jurisdiction. Generally, the Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years prior to 2017. The Company does not file in any other jurisdiction and remains open for audit for all tax years as the statute of limitations does not begin until the returns are filed. The Company remains subject to U.S. federal examination for tax years ended 2017, 2018, 2019, 2020 and 2021.

NOTE 9 -	LITIGATION

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

NOTE 10 -	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to June 30, 2021 to the date these financial statements were issued.

Subsequent to June 30, 2021, the Company issued 48,125 Preferred C shares for $43,745 cash and 26,473,580 common shares. The Company converted 51,850 preferred shares into 5,940,247 common shares.

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Furnished Herewith
3.01	Articles of Incorporation of SmartMetric, Inc. filed 12/18/02	SB-2	3.1	9/3/04

3.02	Amendment to Articles of Incorporation dated 12/11/09	8-K	3.1	12/18/09

3.03	Amendment to Articles of Incorporation dated June 8, 2016	10-K	3.5	9/28/16

3.04	Certificate of Designation of Series B Preferred Stock	8-K	3.2	12/18/09

3.05	Amendment to Certificate of Designation of Series B Preferred Stock dated 11/5/14	10-Q	3.1	11/14/14

3.06	Amendment to Certificate of Designation of Series B Preferred Stock dated 6/8/16	10-K	3.4	9/28/16

3.07	Amended and Restated Bylaws of SmartMetric	8-K	3.1	4/26/16

3.08	Series C Preferred Stock Certificate of Designations dated 1/14/19	8-K	3.1	1/18/19

4.01	Common Stock Certificate Specimen				X

4.02	Form of Warrant issued to May 2013 Investor	8-K	4.1	5/28/13

4.03	Form of Warrant issued to investors between 2015 – 2017	10-K	4.03	10/13/17

4.04*	SmartMetric, Inc. 2017 Equity Compensation Plan	10-Q	4.04	11/14/17

4.05*	Form of Option Grant under 2017 Equity Compensation Plan	10-Q	4.05	11/14/17

4.06*	Form of Restricted Stock Grant under 2017 Equity Compensation Plan	10-Q	4.06	11/14/17

4.07*	Form of Restricted Stock Unit Grant under 2017 Equity Compensation Plan	10-Q	4.07	11/14/17

4.08	Convertible Promissory Note dated March 5, 2020 issued by SmartMetric, Inc. in favor of GHS Investments LLC	S-1	4.08	8/6/20

10.01*	Assignment and Assumption Agreement dated 11/12/12 with Applied Cryptography	8-K	10.1	11/16/12

10.02	Subscription Agreement with May 2013 Investor	8-K	10.1	5/28/13

10.03*	Employment Agreement dated July 1, 2012 with Chaya Hendrick and Addendum dated 9/30/15	8-K	10.8	10/5/15

10.05	Form of Securities Purchase Agreement with investors used between 2015 - 2017	10-K	10.05	10/13/17

10.06*	Employment Agreement with Chaya Hendrick dated July 1, 2017	10-K	10.06	10/13/17

10.07*	Issued Patent License and Royalty Agreement dated 9/11/17 with Chaya Hendrick	10-K	10.07	10/13/17

10.08*	Jay Needelman Services Agreement	10-K/A	10.01	10/27/17

10.09	Manufacturer’s Representative Agreement	8-K	10.01	12/26/17

10.10	Agreement by and between the Company and Hogier Gartner CIA S.A. dated February 16, 2018	8-K	10.1	2/23/18

10.11	2018 Professional/Consultant Stock Compensation Plan	S-8	10.1	1/18/18

10.12	Securities Purchase Agreement by and between the Company and Geneva Roth Remark Holdings, Inc., dated January 9, 2019	8-K	10.1	1/18/19

10.13	Equity Financing Agreement dated March 5, 2020 by and between SmartMetric, Inc. and GHS Investments LLC	S-1	10.13	8/6/20

10.14	Registration Rights Agreement by and between the Company and GHS Investments LLC, dated March 5, 2020	S-1	10.14	8/6/20

14.01	SmartMetric Code of Ethics	SB-2	16.1	9/3/04

21.01	Subsidiaries of the Registrant	S-B/A	21.1	2/3/05

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.LAB	XBRL Taxonomy Extension Label Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.