Form 10-Q
period 2021-09-30
SmartMetric, Inc.
filed 2021-11-19
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of November 15, 2021 was 488,648,586.

EXPLANATORY NOTE

In the process of preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2021, the Company concluded that certain information in connection with the Company, including the amendment of the Company’s articles of incorporation to increase its authorized shares of common stock from 600,000,000, to 1,200,000,000, effective as of May 24, 2021, and the absence of authorized securities titled “Class A common stock” was not adequately disclosed in the Company’s Form 10-K filed with the Securities and Exchange Commission on October 12, 2021 (the “2021 Annual Report”). Accordingly, the disclosures contained in this Quarterly Report on Form 10-Q address such previously omitted information. Additionally, the Company’s board of directors and management assessed the necessity of amending of its 2021 Annual Report and discussed the same with the Company’s independent registered public accounting firm, and concluded that an amendment was not necessary.

SMARTMETRIC, INC.

TABLE OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “SmartMetric, Inc.,” “SmartMetric,” “SMME,” the “Company,” “we,” “us,” and “our” refer to SmartMetric, Inc. Also, any reference to “common shares,” or “common stock” refers to our $0.001 par value common stock.

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

ii

PART I. FINANCIAL INFORMATION

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

(Unaudited)

	September 30,	June 30,
	2021	2021

Assets
Current assets:
Cash	$114,043	$10,325
Prepaid expenses and other current assets	8,750	5,000

Total current assets	122,793	15,325
Non-current assets
Note receivable	4,980	-
Deferred financing costs	35,000	35,000

Total assets	$162,773	$50,325

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,097,697	$1,073,786
Liability for stock to be issued	87,283	127,321
Deferred Officer’s salary	737,642	737,642
Related party interest payable	214,756	201,846
Dividends payable	3,865	2,442
Due to shareholders	41,343	41,343
Covid19 SBA loan	41,664	41,664
Convertible note payable, net of discount	316,342	35,000
Derivative liability	542,131	45,524
Convertible interest payable	4,676	3,801
Interest payable	875	875
Shareholder loan	-	-

Total current liabilities	3,088,274	2,311,244

Commitments and contingencies (See note 4) Series C Convertible Preferred Stock, net of discount, authorized 1000,000 shares, 173,084 and 196,083 shares issued and outstanding, respectively	173,084	196,083

Stockholders’ deficit:

Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Class A Preferred stock, $.001 par value; 50,000,000 shares authorized 0 and 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 1,200,000,000 shares authorized, 488,648,586 and 446,385,628 shares issued and outstanding, respectively	488,649	446,386
Additional paid-in capital	26,373,605	25,955,367
Accumulated deficit	(29,961,449)	(28,859,365)

Total stockholders’ deficit	(3,098,585)	(2,457,002)

Total liabilities and stockholders’ deficit	$162,773	$50,325

The accompanying notes are an integral part of these condensed consolidated financial statements

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2021	2020

Revenues	$-	$-

Expenses:
Officer’s salary	47,500	47,500
Other general and administrative	492,375	124,596
Research and development	24,395	22,206

Total operating expenses	564,270	194,302

Loss from operations before income taxes	(564,270)	(194,302)
Interest & Financing Expense	(30,783)	(28,669)
Gain (loss) on change in derivatives	(505,608)	1,064

Net loss	(1,110,661)	(221,907)
Preferred stock dividends	(1,423)	(4,029)
Net loss available for common stockholders	$(1,102,084)	$(225,936)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	469,331,928	381,988,718

The accompanying notes are an integral part of these condensed consolidated financial statements

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Changes In Stockholders’ (Deficit)

(Unaudited)

	Preferred Series C						Additional Paid	Accumulated
	Stock				Common Stock		In Capital	Deficit	Total
Balance June 30, 2020	610,000	$610	-	$-	379,523,000	$379,523	$25,429,261	$(27,771,062)	$(1,961,671)

Shares issued of common stock for warrants and cash	-	-	-	-	-	-	-	-	-

Preferred C shares Converted to Common	-	-	-	-	5,447,260	5,447	31,921	-	37,368

Beneficial conversion feature related to convertible debt	-	-	-	-	-	-	-	-	-

Series C dividends	-	-	-	-	-	-	-	(4,029)	(4,029)

Shares of Common Stock issued for services	-	-	-	-	585,000	585	2,340	-	2,925

Net loss for period	-	-	-	-	-	-	-	(221,907)	(221,907)

Balance September 30, 2020	610,000	$610	-	$-	385,555,260	$385,555	$25,463,522	$(27,996,998)	$(2,147,312)

Balance June 30, 2021	610,000	$610	-	$-	446,385,628	$446,386	$25,955,367	$(28,859,365)	$(2,457,002)

Common shares issued for services	-	-	-	-	4,095,238	4,095	31,905	-	36,000

Shares issued of common stock and warrants for cash	-	-	-	-	8,133,333	8,133	59,367	-	67,500

Shares converted from Preferred C shares to common	-	-	-	-	17,534,387	17,535	89,466	-	107,001

Shares issued for finder’s fee	-	-	-	-	12,500,000	12,500	237,500	-	250,000

Preferred C dividends	-	-	-	-	-	-	-	(1,423)	(1,423)

Net loss for period	-	-	-	-	-	-	-	(1,100,661)	(1,100,661)

Balance September 30, 2021	610,000	$610	-	$-	488,648,586	$488,649	$26,373,605	$(29,961,449)	$(3,098,585)

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2021	2020

Net loss	$(1,100,661)	$(221,907)

Adjustments to reconcile net loss to net cash used in operating activities:

Common stock issued and issuable for services	286,000	2,926
Non cash financing expense		13,831
Gain (loss) on fair value of derivative liability	505,608	(1,064)
Amortization of debt discount	11,342	1,677

Changes in assets and liabilities
Increase (Decrease) in prepaid expenses and other current assets	(3,750)	7,017
Increase in accounts payable and accrued expenses	23,912	17,196
(Decrease) in deferred officer salary	-	(15,833)
Increase in Due to shareholder	-
Increase in Convertible interest payable	875
Increase in accrued interest payable	12,910	13,161

Net cash used in operating activities	(263,764)	(182,996)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	-	1,709
Proceeds from sale of common stock	27,462	77,410
Proceeds from AJB Note	270,000
Proceeds from sale of Series C Preferred stock	75,000	60,000
Advance for note	(4,980)	-
Net cash provided by financing activities	367,482	139,119

NET INCREASE (DECREASE) IN CASH	103,718	(43,877)

CASH BEGINNING OF PERIOD	10,325	71,377

END OF PERIOD	114,043	27,500

Non-cash investing and financing activities	$75,000	$37,369
Conversion of 116,050 & 72,600 Preferred C Shares into 17,534,387 and 21,482,136 shares of common stock

CASH PAID DURING THE PERIOD FOR:	$-	$-
Income taxes	$-	$-
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, as filed with the Securities and Exchange Commission on October 12, 2021. The consolidated balance sheet as of June 30, 2021, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by US GAAP for complete financial statements.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $1,100,661 for the three months ended September 30, 2021 and has an accumulated deficit of $29,961,449 at September 30, 2021.

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

Management believes that the Company’s capital requirements will depend on many factors. These factors include product marketing and distribution. The management plans include equity sales and borrowing in order to fund the operations. The Company plans to continue its relationship with Geneva Roth Remark in order to raise capital through cash received for issuance of Series C Convertible Preferred Stock.

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

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of our employees, customers and vendors. Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially delaying the beginning of production.

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

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2021 and 2020, 102,551,018 and 82,882,681 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being Common stock warrants at September 30, 2021 and 2020, as their effect would be anti-dilutive.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2021 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at September 30, 2021.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements as well as advance rental payments. Prepaid expenses at September 30, 2021 were $8,750.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company’s main office is in Las Vegas, Nevada. Rent expense under all leases for the three months ended September 30, 2021 and 2020 was $1,325 and $766 respectively. The Company maintains only one office. This office is in Las Vegas, NV and is a month-to-month lease.

Related Party Transactions

As of September 30, 2021 and 2020, the Company has accrued the amounts of $737,642 and $744,115, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

As a result of shareholder loans and deferred officer salary, the Company has accrued a balance of $214,756 and $162,642 as interest payable as of September 30, 2021 and 2020.

On September 11, 2017, we received a license to certain patents from Chaya Hendrick, our founder and CEO, related to our technologies until the expiration of the patents. As consideration, we issued Chaya Hendrick, or her assigns, (i) 200,000 shares of Series B Convertible Preferred Stock, (ii) a royalty equal to 5% of gross revenues derived from products sold related to the patents, and (iii) certain minimum required payments beginning at $50,000 and doubling each year thereafter. The Series B Preferred Stock may be converted at the election of holder on a basis for 50 common shares for each preferred share at any time or an aggregate of 10,000,000 common shares in exchange for all 200,000 shares of Series B Convertible Preferred Stock.

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

NOTE 5 - DEBT

On April 17, 2020, we received funds under the Paycheck Protection Program, a part of the CARES Act. The loan is serviced by Chase Bank, and the application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan necessary to support our ongoing operations. We used the funds for payroll and related costs. The receipt of these funds, and the forgiveness of the loan attendant to these funds, was dependent on our ability to adhere to the forgiveness criteria. The loan bears interest at a rate of 0.98% per annum and had a maturity date of April 6, 2022, with the first payment being deferred until April 17, 2021. Under the terms of the PPP, certain amounts may be forgiven if they are used in accordance with the CARES Act. The Company applied for forgiveness of this loan as of October 2021 and forgiveness was granted by the Small Business Administration. Therefore, the loan is considered paid in full.

On March 5, 2020, the Company issued a $35,000 10% convertible note to an investor in relation to an equity financing agreement (see Note 6). The note was due on December 5, 2020 and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totalling $5,000. During the year ended June 30, 2020, $2,127 of the debt discount was amortized. For the three month period ended September 31, 2020, $3,804 of the debt discount was amortized. As of December 31, 2020, all $5,000 of the debt discount was fully amortized and the note was at its full amount of $35,000. As of March 31, 2021, the note has not been paid and currently is in default. The default conversion rate is convertible at a variable rate. Accordingly, the Company concluded there is an embedded derivative which was required to be bifurcated and accounted for as a derivative liability. The Company chose to use the Black Scholes model to calculate the derivative liability. The assumptions in the derivative liability calculation included the price of the Company’s common stock of $0.0070 at the valuation date, term of zero, a risk free rate of between $0.0010 and $0.0011 and a volatility rate of between 337% and 341%.

On July 23, 2021, the Company entered into a Securities Purchase Agreement with AJB Capital Investments, LLC with respect to the sale and issuance of: (i) a commitment fee in the amount of $250,000 in the form of 12,500,000 shares of the Company’s common stock, (ii) a promissory note in the aggregate principal amount of $300,000, (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 10,000,000 shares of the common stock, and (iv) 5,000 shares of the Company’s Series D Convertible Preferred Stock.  The Note and Warrants were issued on July 23, 2021. The Commitment Fee Shares were issued at a value of $250,000, the Note was issued in a principal amount of $300,000 for a purchase price of $270,000, resulting in an original issue discount of $30,000; the Warrants were issued, with an initial exercise price of $0.05 per share, subject to adjustment; and 5,000 Series D Shares were issued to be converted into the shares of common stock of the Company solely in the event of default under the Purchase Agreement. The aggregate cash subscription amount received by the Company from the Investor for the issuance of the Commitment Fee Shares, Note and Warrants was $253,000, due to a reduction in the $270,000 purchase price as a result of broker, legal, and transaction fees. For the three month period ended September 31, 2021, $11,342 of the debt discount was amortized.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Preferred Stock

Series B Preferred Stock

On December 11, 2009, the Company filed a Certificate of Designation with the State of Nevada, to designate 500,000 shares of preferred stock as Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”). Effective November 5, 2014, the number of shares designated as Series B Convertible Preferred Stock was increased to 5,000,000 shares.

The Company issued 200,000 shares of Series B Convertible Preferred Stock upon its inception in 2004.

In October 2015, the Company issued 200,000 shares of Series B Convertible Preferred Stock.

On September 11, 2017, the Company issued an additional 210,000 shares Series B Convertible Preferred Stock to its CEO, Chaya Hendrick, in consideration for grant of exclusive rights to the licensed patent.

As of September 30, 2021, the Company has 5,000,000 shares of Series B Convertible Preferred Stock, par value $0.001, authorized and 610,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Series C Convertible Preferred Stock

From time to time, the Company issues Series C Convertible Preferred Stock in exchange for cash. These shares are convertible into shares of the Company’s common stock.

The number of issued and outstanding shares of Series C Convertible Preferred Stock were 164,083 and 196,083, respectively, for September 30, 2021 and June 30, 2021.

Series D Convertible Preferred Stock

On July 27, 2021 the Company designated Series D Convertible Preferred Stock (the “Series D Shares”). The Series D Shares have a stated value of $100.00 (the “Stated Value”), and carry a conversion price of the volume weighted average price (for the 20 trading days immediate prior to the conversion date. The amount of shares of Common Stock to be issued upon any conversion shall be calculated as the quotient of (i) the product of the issued shares of the Series D Shares to be converted and the Stated Value, and (ii) the Conversion Price. The Series D Shares are not entitled to receive dividends or other distributions, and have no voting rights.

Common Stock

During the last fiscal quarter of fiscal year ending June 30, 2021, the Company increased its authorized shares of common stock from 600,000,000 to 1,200,000,000.

As of September 30, 2021, the Company had 448,648,586 shares of common stock issued and outstanding.

●	During the three months ended September 30, 2021, the Company sold 5,500,000 shares of common stock for net proceeds of $27,462. With these issuances the company also issued warrants to purchase: (i) 5,500,000 shares at a price of $0.10 per share and (ii) 5,500,000 shares at a price of $0.20. The warrants expire at various times through September 21, 2022. None of the 12,000,000 shares were issued during the quarter ended September 30, 2021, and were recognized as stock payable.

●	During the three months ended September 30, 2021, the Company issued 42,262,958 shares, of which 8,133,333 were issued from stock payable, 17,534,387 were converted from 116,050 Preferred stock and 4,095,238 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee.

●	As of September 30, 2021, the Company had 448,648,586 shares of common stock issued and outstanding.

Equity Financing Agreement

On March 5, 2020, the Company entered into an equity financing agreement (the “Equity Financing Agreement”) with GHS Investments, LLC, a Nevada limited liability company (“GHS”). Pursuant to the Equity Financing Agreement, the Company agreed to sell to GHS an indeterminate amount of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), up to an aggregate price of four million dollars ($4,000,000).

  Following effectiveness of the Registration Statement, the Company shall have the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s Common Stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice shall not exceed two hundred percent (200%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, so long as such dollar amount does not exceed $500,000. Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s Common Stock to GHS that would result in GHS’s beneficial ownership, equalling more than 4.99% of the Company’s outstanding Common Stock. The price of each put share shall be equal to eighty percent (80%) of the Market Price (as defined in the Equity Financing Agreement). Puts may be delivered by the Company to GHS until the earlier of thirty-six (36) months after the effectiveness of the Registration Statement.

Concurrently with the execution of the Equity Financing Agreement, the Company entered into a convertible promissory note, for the principal balance of $35,000. Per the terms of the convertible promissory note, the Company agreed to pay GHS interest at the rate of ten percent (10%) until it became due on December 5, 2020. The holder of the convertible promissory note shall have the right at any time to convert all or any part of the outstanding and unpaid principal and interest at a fixed conversion price of $0.0175. See Note 5. The principal balance of $35,000 has been recognized as deferred financing costs in current assets on the accompanying Consolidated Balance Sheet, and will be charged against the gross proceeds of each put when received.  Although the Company has not delivered any put to GHS yet, the Equity Financing Agreement is in effect for three (3) years, through March 2023, and as the Company does plan to put to GHS, the Company has determined it is proper for the deferred costs to remain for the length of the Equity Financing Agreement.

Pursuant to the Equity Financing Agreement, the Company is required, within sixty (60) calendar days upon the date of execution of the Equity Financing Agreement, to use its best efforts to file with the SEC a registration statement or registration statements (as is necessary) on Form S-1, covering the resale of all of the registrable securities, which registration statement(s) shall state that, in accordance with Rule 416 promulgated under the 1933 Act, such registration statement also covers such indeterminate number of additional shares of Common Stock as may become issuable upon stock splits, stock dividends or similar transactions. Pursuant to the Equity Financing Agreement, the Company filed a registration statement on Form S-1 (the “Registration Statement”) on August 6, 2020. The Registration Statement has been withdrawn as of the date of this filing and never became effective.

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

As of September 30, 2021, and June 30, 2021, the following is a breakdown of the warrant activity:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Contractual Life Remaining in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Warrants Outstanding and Exercisable at September 30, 2021:
$0.10 - $0.20	102,551,018	1.27	$0.28	102,551,018	$0.28

Warrants Outstanding and Exercisable at June 30, 2021:
$0.10 - $0.20	124,888,519	1.12	$0.33	124,888,519	$0.33

Warrant Activity:

September 30, 2021:

Outstanding - June 30, 2021	124,888,519
Issued	6,999,999
Exercised	—
Expired	(29,337,500)
Outstanding - September 30, 2021	102,551,018

September 30, 2020:

Outstanding - June 30, 2020	53,280,406
Issued	32,000,000
Exercised	—
Expired	(2,397,725)
Outstanding - September 30, 2020	82,882,681

At September 30, 2021, all 102,551,018 warrants are vested and all 102,551,018   warrants expire at various times prior to September 21, 2022.

NOTE 7 - MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK

Issuances of Series C Convertible Preferred Stock

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

NOTE 7 - MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

The number of shares of Series C Convertible Preferred Stock issued and outstanding were 173,084 and 196,084, respectively, for September 30, 2021 and June 30, 2021.

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

The Preferred stock is convertible after six months at 71% of the average market price of the Company’s stock based on the lowest two (2) market closes fifteen (15) days prior. Consequently, the shares were converted at different rates. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. Three (3) batches of Preferred stock were subject to derivative liability valuation based on the Black Scholes Merton pricing model. As the fair value of each of the three (3) derivative and the shares issued at inception were in excess of the face amount of the Preferred stock, the Company recorded a discount in the amount of $35,000  to be amortized utilizing the effective interest method of accretion over the term of the note.

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

All shares of mandatorily redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 480, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series C Convertible Preferred Stock to its estimate of fair value (i.e., redemption value) at period end.

The carrying value of the Series C Convertible Preferred Stock at September 30, 2021 and June 30, 2021 was $173,084 and $196,083 net of discount, respectively. There were 90,750 Preferred C shares issued for net proceeds of $75,000 and 116,050 Preferred C shares converted to 17,534,387 Common shares for the three months ended September 30, 2021.

NOTE 8 – DERIVATIVE LIABILITIES

The conversion rates of the convertible notes and Series C Convertible Preferred Stock are convertible at a variable rate. Accordingly, the Company concluded there is an embedded derivative which was required to be bifurcated and accounted for as a derivative liability. The Company chose to use the Black Scholes model to calculate the derivative liability. The assumptions in the derivative liability calculation included the price of the Company’s common stock of $0.0141 at the valuation date, term of zero, a risk free rate of between $0.0010 and $0.0011 and a volatility rate of between 150% and 341%. The Company has recorded the embedded derivative liability at its’ fair value utilizing the Black-Scholes Merton option pricing model, as follows:

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$542,131	$542,131

NOTE 9 - INCOME TAXES

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

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to September 30, 2021 to the date these financial statements were issued. Between January 1, 2021   and March 31, 2021, the Company issued 26,769,540 shares of common stock. Of this amount, 17,500,000 shares were issued from stock payable, 6,709,100 were converted from Preferred C shares and 2,560,440 shares were issued for legal services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SmartMetric, Inc. is a company engaged in the technology industry. SmartMetric has secured a patent covering technology that involves connection to networks using data cards (smart cards and EMV cards). In addition, SmartMetric holds the sole license to five (5) issued patents covering features of its biometric fingerprint activated cards. SmartMetric’s main products are a fingerprint sensor activated payments card and a security card with a finger sensor and fully functional fingerprint reader embedded inside the card. The cards have a rechargeable battery allowing for portable biometric identification and card activation. These cards are herein sometimes referred to as a biometric card or the SmartMetric Biometric Card.

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

Following effectiveness of the Registration Statement, the Company would have had the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice shall not exceed two hundred percent (200%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, so long as such amount does not exceed $500,000. Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s Common Stock to GHS that would result in GHS’s beneficial ownership equalling more than 4.99% of the Company’s outstanding Common Stock. The price of each put share shall be equal to eighty percent (80%) of the Market Price (as defined in the Equity Financing Agreement). Puts may be delivered by the Company to GHS until the earlier of thirty-six (36) months after the effectiveness of the Registration Statement, the date on which GHS has purchased an aggregate of $4,000,000 worth of Common Stock under the terms of the Equity Financing Agreement, or at such time that the Registration Statement is no longer in effect. Additionally, in accordance with the Equity Financing Agreement, the Company issued GHS a convertible promissory note in the principal amount of $35,000 and a 9 month maturity date (the “Commitment Note”), with the first $20,000 of the Commitment Note deemed earned upon execution of the Equity Financing Agreement and the remaining $15,000 of the Commitment Note deemed earned upon payment by GHS of the Company’s legal fees. As of September 30, 2021, the note has not been paid.

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

Issuance of Commitment Fee Shares, Note, Warrants, and Series D Preferred stock

On July 23, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with AJB Capital Investments, LLC (the “Investor”) with respect to the sale and issuance to the Investor of: (i) a commitment fee in the amount of $250,000 in the form of 12,500,000 shares (the “Commitment Fee Shares”) of the Company’s common stock, (ii) a promissory note in the aggregate principal amount of $300,000 (the “Note”), (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 10,000,000 shares of the common stock (the “Warrants”), and (iv) 5,000 shares of the Company’s Series D Convertible Preferred Stock (the “Series D Shares”).  The Note and Warrants were issued on July 23, 2021 (the “Original Issue Date”).

Pursuant to the terms of the Purchase Agreement, the Commitment Fee Shares were issued at a value of $250,000, the Note was issued in a principal amount of $300,000 for a purchase price of $270,000, resulting in an original issue discount of $30,000; the Warrants were issued, with an initial exercise price of $0.05 per share, subject to adjustment as described therein; and 5,000 Series D Shares were issued to be converted into the shares of common stock of the Company solely in the event of default under the Purchase Agreement. The aggregate cash subscription amount received by the Company from the Investor for the issuance of the Commitment Fee Shares, Note and Warrants was $253,000, due to a reduction in the $270,000 purchase price as a result of broker, legal, and transaction fees. The Purchase Agreement limits the Company’s ability to solicit any offers for, respond to any unsolicited offers for, or conduct any negotiations with any other person or entity in respect of any variable rate debt transactions (as more particularly described therein) and provides for Investor’s right of first refusal in connection with a wide range of equity and debt securities of the Company.

Subsequently, in order to alleviate the aforementioned contractual restrictions and to address the Company’s potential liquidity concerns, the Company and the Investor entered a waiver and consent agreement dated as of November 3, 2021 (the “Waiver and Consent”), whereby in consideration of additional 12,500,000 shares of common stock of the Company treated as the Commitment Fee Shares (as defined in the Purchase Agreement) and the elimination of rights to redeem the Commitment Fee Shares, the Investor agreed to delete the provisions of the Agreement in connection with its right of first refusal. The Waiver and Consent, however, did not eliminate the restriction on the variable rate transactions in accordance with Section 4(k)(c) of the Purchase Agreement.

Terms of Note

The Note matures on January 23, 2022, six (6) months after the Original Issue Date, and provides for interest to accrue at an interest rate equal to 10% per annum, or, upon an Event of Default, as defined in the Note, the lesser of (i) 18% per annum, and (ii) the maximum amount permitted under law (the “Default Interest”). The Investor shall have the right, only following an Event of Default (as defined in the Note), to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Note into fully paid and non-assessable shares of the Company’s common stock, as such common stock exists on the date of issuance of the shares underlying the Note, or any shares of capital stock or other securities of the Company into which such common stock shall hereafter be changed or reclassified (the “Conversion Shares”). The initial conversion price, following and during an Event of Default, for the principal and interest of the Note shall equal the lesser of 90% representing a 10% discount multiplied by the lowest trading price (i) during the previous twenty (20) trading day period ending on the date of issuance of the Conversion Shares, or (ii) during the previous twenty (20) Trading Day period ending on date of conversion of the Note, subject to adjustment as provided therein. The Note is subject to adjustment upon certain events such as distributions and mergers, and has full ratchet anti-dilution protections for issuance of securities by the Company at a price that is lower than the then-current conversion price except for certain exempt issuances. In addition, if, at any time while the Note is issued and outstanding, the Company issues any convertible securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of common stock, then the Investor will be entitled to acquire, upon the terms applicable to such sales, the aggregate number of shares could have acquired if the Note had been converted.

Going Concern

The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $583,711 for the three month period ending September 30, 2021 and has incurred a cumulative loss of $29,443,076 since inception (December 18, 2002). The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

All of the Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our financial statements, included above in this Quarterly Report. We have identified the following as our significant accounting policies and estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Research and Development Costs – Research and development costs are charged to expense as incurred. Our research and development expenses consist primarily of expenditures for electronics design and engineering, software design and engineering, component sourcing, component engineering, manufacturing, product trials, compensation and consulting costs. Due to the small size of the Company’s research & development staff as well as the lack of any long term research and development-related contracts, we do not believe that the use of this critical accounting estimate will have a material impact on the results of financial operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending September 30, 2021 and 2020. Net loss for the three months ended September 30, 2021 and 2020 were $1,100,661 and $225,936, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $564,270 and $194,302 during the three months ended September 30, 2021 and 2020, respectively. The increase in operating expenses is the result of higher consulting expenses and legal expenses.

	Quarter Ended September 30,		Change in 2021 Versus 2020
	2021	2020	$	%
Operating expense
Officer salary	$47,500	$47,500	$—	(0)%
Research and development	24,395	22,206	2,189	9.9%
General and administrative	492,375	124,596	367,779	295.2%
Total operating expense	$564,270	$194,302	$369,968	190.4%

Research and Development

Research and development expenses totalled $24,395 and $22,206 for the three months ended September 30, 2021 and 2020, respectively. The increase of $2,189, or 9.9%, in 2021 compared to 2020 was primarily attributable to increased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totalled $492,375 and $124,596 for the three months ended September 30, 2021 and 2020, respectively. The increase of $367,779 or 295.2%, in 2021 compared to 2020 was primarily the result of an increase in consulting and legal expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totalled $536,391 and $27,605 for the three months ended September 30, 2021 and 2020, respectively.

	Quarter Ended September 30,		Change in 2021 Versus 2020
	2021	2020	$	%

Gain (loss) on change in derivatives	(505,608)	1,064	(506,672)	(47,619.6)%
Interest Expense	(30,783)	(28,669)	(2,114)	(7.37)%
Total other (income) expense	$536,391	$27,605	$(508,786)	1,843.1)%

Interest income (expense)

We had net interest expense of $30,783 in the three months ended September 30, 2021 compared to $28,669 net interest expense for the three months ended September 30, 2020. The increase of $2,114 was attributable to amortization of debt discounts.

Gain (loss) on change in derivatives

We had a gain (loss) on change in derivatives of $(505,608) in the three months ended September 30, 2021 compared to $1,064 gain (loss) on change in derivatives for the three months ended September 30, 2020. The increase of $506,672 was attributable to an increase in convertible debt and series C preferred stock

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of $29,443,076 as of September 30, 2021 and anticipate that we will continue to incur additional losses for the foreseeable future. Through September 30, 2021, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $26.9 million from inception through September 30, 2021.

	Three Months Ended September 30,		Change in 2021 Versus 2020
	2021	2020	$	%

Cash at beginning of period	$10,325	$71,377	$(61,052)	(85.6)%
Net cash used in operating activities	263,764	182,996	80,768	44.1%
Net cash used in investing activities	—	—	—	—
Net cash provided by financing activities	367,482	139,119	228,363	164.1%
Cash at end of period	$114,043	$27,500	$86,543	314.7%

Net Cash Used in Operating Activities

Net cash used in operating activities was $263,764 and $182,996 for the three months ended September 30, 2021 and 2020, respectively. The increase of $80,768 in cash used during 2021 compared to 2020 was primarily attributable to an increase in consultant costs and legal expenses.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the three months ended September 30, 2021 and 2020, respectively.

Net Cash Provided by Financing Activities

During the three months ended September 30, 2021, net cash provided by financing activities was $367,482, compared to $139,119 for the three months ended September 30, 2021. The increase of $228,363 was due to higher sales of the Company’s securities in private placements. We continue to seek funding through private placement sales of equity to fund our continued operations, sales and marketing and ongoing research and development programs.

Equity Financing Agreement

On March 5, 2020, the Company entered into an equity financing agreement (the “Equity Financing Agreement”) with GHS Investments, LLC, a Nevada limited liability company (“GHS”). Pursuant to the Equity Financing Agreement, the Company agreed to sell to GHS an indeterminate amount of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), up to an aggregate price of four million dollars ($4,000,000).

Pursuant to the Equity Financing Agreement, the Company is required, within sixty (60) calendar days upon the date of execution of the Equity Financing Agreement, to use its best efforts to file with the SEC a registration statement or registration statements (as is necessary) on Form S-1, covering the resale of all of the registrable securities under the Equity Financing Agreement. However, on March 11, 2021, the Company withdrew, pursuant to Rule 477 of the Securities Act of 1933, the registration statement it filed in connection with the Equity Financing Agreement. As a result, the Company cannot avail itself of the benefits of the Equity Financing Agreement with GHS.

On March 5, 2020, the Company issued a $35,000 10% convertible note to the investor in relation to the Equity Financing Agreement. The convertible note was due on December 5, 2020 and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totaling $5,000. During the year ended June 30, 2020, $2,127 of the debt discount was amortized. For the three month period ended September 30, 2020, $3,804 of the debt discount was amortized. As of September 30, 2021, all $5,000 of the debt discount was fully amortized and the note was at its full amount of $35,000. As of September 30, 2021, the note has not been paid and currently is in default.

The Company plans to continue its relationship with Geneva Roth Remark for long term capital strategy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with GAAP. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Form 10-Q, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions are being performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties in all of our financially significant processes and have concluded that its internal controls are effective.

Changes in Internal Controls

During the three months ended September 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2021 filed with the Commission on October 12, 2021 and our subsequent filings with the Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold since July 1, 2021  and not previously reported on a Current Report on Form 8-K. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(a)(2) thereof of the Securities Act of 1933, as amended and Regulation D and Regulation S promulgated thereunder, relating to offers of securities by an issuer not involving any public offering, though none of these were used as of the date of this filing.

●	During the three months ended September 30, 2021, the Company sold 5,500,000 shares of common stock for net proceeds of $27,462. With these issuances the company also issued warrants to purchase: (i) 5,500,000 shares at a price of $0.10 per share and (ii) 5,500,000 shares at a price of $0.20. The warrants expire at various times through September 21, 2022. All of these shares were recognized as stock payable.

●	During the three months ended September 30, 2021, the Company issued 42,262,958 shares of common stock, of which 8,133,333 were issued from stock payable, 17,534,387 were converted from 116,050 Preferred stock, 4,095,238 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 5, 2020, the Company issued a $35,000 10% convertible note to the investor in relation to the equity financing agreement. The note was due on December 5, 2020 and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totalling $5,000. During the year ended June 30, 2020, $2,127 of the debt discount was amortized. For the three month period ended September 30, 2020, $3,804 of the debt discount was amortized. As of September 30, 2021, all $5,000 of the debt discount was fully amortized and the note was at its full amount of $35,000. As of September 30, 2021, the note has not been paid and currently is in default.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

The Company and the Investor entered the Waiver and Consent dated as of November 3, 2021, whereby in consideration of additional 12,500,000 shares of common stock of the Company treated as the Commitment Fee Shares (as defined in the Purchase Agreement) and the elimination of rights to redeem the Commitment Fee Shares, the Investor agreed to delete the provisions of the Agreement in connection with its right of first refusal. Although the Waiver and Consent were entered outside of the reporting period of this Quarterly Report on Form 10-Q, the Company elected to disclose its terms herein to communicate the steps taken by the Company in connection with its ability to effect private and public offerings of the Company’s securities.

The foregoing description of the Waiver and Consent does not purport to be complete and is qualified in its entirety by reference to the Waiver and Consent filed as Exhibit

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

		Filed or Furnished	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	Filing Date

3.01	Articles of Incorporation of SmartMetric, Inc. filed 12/18/02		SB-2	3.1	09/03/04

3.02	Amendment to Articles of Incorporation dated 12/11/09		8-K	3.1	12/18/09

3.03	Amendment to Articles of Incorporation dated June 8, 2016		10-K	3.5	09/28/16

3.04	Certificate of Designation of Series B Preferred Stock		8-K	3.2	12/18/09

3.05	Amendment to Certificate of Designation of Series B Preferred Stock dated 11/5/14		10-Q	3.1	11/14/14

3.06	Amendment to Certificate of Designation of Series B Preferred Stock dated 6/8/16		10-K	3.4	09/28/16

3.07	Series C Preferred Stock Certificate of Designations dated 1/14/19		8-K	3.1	01/18/19

3.08	Certificate of Amendment to Articles of Incorporation dated May 24, 2021		8-K	3.1	05/28/2021

3.09	Certificate of Designation of Series D Convertible Preferred Stock		8-K	3.1	07/29/2021

3.10	Amended and Restated Bylaws of SmartMetric		8-K	3.1	04/26/16

4.1	Promissory Note in the principal amount of $300,000 dated July 23, 2021		8-K	4.1	07/29/2021

4.2	Common Stock Purchase Warrant dated July 23, 2021		8-K	4.2	07/29/2021

10.1	Securities Purchase Agreement dated July 23, 2021		8-K	10.1	07/29/2021

10.2**	Waiver and Consent Agreement dated November 3, 2021	X

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

**	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTMETRIC, INC.

Dated: November 17, 2021	By:	/s/ Chaya Hendrick
Chaya Hendrick, President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 17, 2021	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer (Principal Financial Officer)