Form 10-Q
period 2021-12-31
SmartMetric, Inc.
filed 2022-02-15
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of December 31, 2021 was 539,310,756.

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

ii

PART I. FINANCIAL INFORMATION

SMARTMETRIC, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
(Unaudited)

	December 31,	June 30,
	2021	2021
Assets
Current assets:
Cash	$39,790	$10,325
Prepaid expenses and other current assets	8,761	5,000

Total current assets	48,551	15,325

Non-current assets
Deferred financing costs	35,000	35,000

Total assets	$83,551	$50,325

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,046,931	$1,073,786
Liability for stock to be issued	105,187	127,321
Deferred Officer’s salary	737,642	737,642
Related party interest payable	227,665	201,846
Dividends payable	8,667	2,442
Due to shareholders	49,010	41,343
Covid19 SBA loan	20,832	41,664
Convertible note payable, net of discount	331,466	35,000
Derivative liability	476,075	45,524
Convertible interest payable	29,330	3,801
Interest payable	875	875

Total current liabilities	3,033,680	2,311,244

Commitments and contingencies (See note 4)
Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1000,000 shares, 146,084 and 196,083 shares issued and outstanding, respectively	146,084	196,083

Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Class A Preferred stock, $.001 par value; 50,000,000 shares authorized 0 and 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 1,200,000,000 shares authorized, 539,310,756 and 446,385,628 shares issued and outstanding, respectively	539,311	446,386
Additional paid-in capital	26,647,576	25,955,367
Accumulated deficit	(30,283,710)	(28,859,365)

Total stockholders’ deficit	(3,096,213)	(2,457,002)

Total liabilities and stockholders’ deficit	$83,551	$50,325

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
Condensed Consolidated Statements Of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Revenues	$-	$-	$-	$-

Expenses:
Officer’s salary	47,500	47,500	95,000	95,000
Other general and administrative	267,110	109,683	759,485	234,279
Research and development	44,500	21,733	68,895	43,939

Total operating expenses	359,110	178,916	923,380	373,218

Loss from operations before income taxes	(359,110)	(178,916)	(923,380)	(373,218)

Other income (expenses)
Interest & Financing Expense	(48,844)	(52,637)	(79,627)	(81,306)
Gain on PPP loan forgiveness	20,832		20,832
Gain (loss) on change in derivatives	68,240	(113,629)	(437,368)	(112,565)
Total other income (expenses)	40,228	(166,266)	(496,163)	(193,871)

Net loss	(318,882)	(345,182)	(1,419,543)	(567,089)
Preferred stock dividends	(3,379)	(112,546)	(4,802)	(116,575)
Net loss available for common stockholders	$(322,261)	$(457,728)	$(1,424,345)	$(683,664)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	518,255,935	403,288,668	493,850,474	392,521,660

See notes to condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
Consolidated Statements of Changes In Stockholders’ (Deficit)
(Unaudited)

	Preferred Series C Stock				Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
Balance June 30, 2020	610,000	$610	-	$-	379,523,000	$379,523	$25,429,261	$(27,771,062)	$(1,961,671)

Shares issued of common stock for warrants and cash	-	-	-	-	-	-	-	-	-

Preferred C shares Converted to Common	-	-	-	-	5,447,260	5,447	31,921	-	37,368

Beneficial conversion feature related to convertible debt	-	-	-	-	-	-	-	-	-

Series C dividends	-	-	-	-	-	-	-	(4,029)	(4,029)

Shares of Common Stock issued for services	-	-	-	-	585,000	585	2,340	-	2,925

Net loss for period	-	-	-	-	-	-	-	(221,907)	(221,907)

Balance September 30, 2020	610,000	$610	-	$-	385,555,260	$385,555	$25,463,522	$(27,996,998)	$(2,147,312)

Shares issued of common stock for warrants and cash		-			15,000,000	15,000	60,000		75,000

Preferred C shares Converted to Common					16,034,876	16,035	54,965		71,000

Valuation of Preferred C and derivative liability							208,177		208,177

Series C Preferred Dividends								(112,547)	(112,547)

Net loss for period								(345,183)	(345,183)

Balance December 31, 2020	610,000	$610	-	$-	416,590,136	$416,590	$25,786,662	$(28,454,728)	$(2,250,865)

Balance June 30, 2021	610,000	$610	-	$-	446,385,628	$446,386	$25,955,367	$(28,859,365)	$(2,457,002)

Common shares issued for services	-	-	-	-	4,095,238	4,095	31,905	-	36,000

Shares issued of common stock and warrants for cash	-	-	-	-	8,133,333	8,133	59,367	-	67,500

Shares converted from Preferred C shares to common	-	-	-	-	17,534,387	17,535	89,466	-	107,001

Shares issued for finder’s fee	-	-	-	-	12,500,000	12,500	237,500	-	250,000

Preferred C dividends	-	-	-	-	-	-	-	(1,423)	(1,423)

Net loss for period	-	-	-	-	-	-	-	(1,100,661)	(1,100,661)

Balance September 30, 2021	610,000	$610	-	$-	488,648,586	$488,649	$26,373,605	$(29,961,449)	$(3,098,585)

Shares issued of common stock and warrants for cash					11,032,663	11,033	57,294		68,327

Common shares issued for services					7,981,455	7,981	16,325		24,306

Common shares issued for AJB finder’s fee					12,500,000	12,500	112,500		125,000

Shares converted from Preferred C shares to common					19,148,052	19,148	87,852		107,000

Preferred C dividends	-	-	-	-	-	-	-	(3,379)	(3,379)

Net loss for period	-	-	-	-	-	-	-	(318,882)	(318,882)

Balance December 31, 2021	610,000	$610	-	$-	539,310,756	$539,311	$26,647,576	$(30,283,710)	$(3,096,213)

SMARTMETRIC, INC. AND SUBSIDIARY
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,419,543)	$(567,089)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued and issuable for services	435,306	2,926
Non cash financing expense		49,322
Gain (loss) on fair value of derivative liability	437,368	112,565
Gain on PPP loan forgiveness	(20,832)	-
Amortization of debt discount	26,466	2,873

Changes in assets and liabilities
Increase (Decrease) in prepaid expenses and other current assets	-	2,142
Increase in accounts payable and accrued expenses	(30,166)	50,048
(Decrease) in deferred officer salary	-	(15,833)
Increase in Due to shareholder	-
Increase in Convertible interest payable	1,750	2,926
Increase in accrued interest payable	25,819	26,183

Net cash used in operating activities	(543,832)	(333,937)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	7,668	4,286
Proceeds from sale of common stock	135,827	159,865
Proceeds from AJB Note	270,000
Proceeds from sale of Series C Preferred stock	155,000	120,000
Change in dividends payable	4,802	-
Net cash provided by financing activities	573,297	284,151

NET INCREASE (DECREASE) IN CASH	29,465	(49,786)

CASH BEGINNING OF PERIOD	10,325	71,377

END OF PERIOD	39,790	21,591

Non-cash investing and financing activities	$107,000	$109,000
Conversion of 125,675 & 72,600 Preferred C Shares into 19,148,052 and 21,482,136 shares of common stock

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three and six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, as filed with the Securities and Exchange Commission on October 12, 2021. The consolidated balance sheet as of June 30, 2021, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by US GAAP for complete financial statements.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $1,419,543 for the six months ended December 31, 2021 and has an accumulated deficit of $30,283,710 at December 31, 2021.

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

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2021 and 2020, 69,163,518 and 112,170,182 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being common stock warrants at December 31, 2021 and 2020, as their effect would be anti-dilutive.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2021 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2021.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements as well as advance rental payments. Prepaid expenses at December 31, 2021 were $5,000.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company’s main office is in Las Vegas, Nevada. Rent expense under all leases for the three months ended December 31, 2021 and 2020 was $1,590 and $1,666 respectively. The Company maintains only one office. This office is in Las Vegas, NV and is a month-to-month lease.

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Related Party Transactions

As of December 31, 2021 and 2020, the Company has accrued the amounts of $737,642 and $744,115, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

As a result of shareholder loans and deferred officer salary, the Company has accrued a balance of $227,665 and $175,664 as interest payable as of December 31, 2021 and 2020.

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

On March 5, 2020, the Company issued a $35,000 10% convertible note to an investor, GHS Investments, LLC, in relation to an equity financing agreement (see Note 6). The note was due on December 5, 2020 and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totaling $5,000. During the year ended June 30, 2020, $2,127 of the debt discount was amortized. For the three month period ended December 31, 2021, $3,804 of the debt discount was amortized. As of December 31, 2021, all $5,000 of the debt discount was fully amortized and the note was at its full amount of $35,000. As of December 31, 2021, the note has not been paid and currently is in default. The default conversion rate is convertible at a variable rate. Accordingly, the Company concluded there is an embedded derivative which was required to be bifurcated and accounted for as a derivative liability. The Company chose to use the Black Scholes model to calculate the derivative liability. The assumptions in the derivative liability calculation included the price of the Company’s common stock of $0.0070 at the valuation date, term of zero, a risk free rate of between $0.0010 and $0.0011 and a volatility rate of between 337% and 341%.

NOTE 5 - DEBT (CONTINUED)

On July 23, 2021, the Company entered into a Securities Purchase Agreement with AJB Capital Investments, LLC (the “Investor”) with respect to the sale and issuance of: (i) a commitment fee in the amount of $250,000 in the form of 12,500,000 shares of the Company’s common stock (the “Commitment Fee Shares”), (ii) a promissory note in the aggregate principal amount of $300,000 (the “Note”), (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 10,000,000 shares of the common stock (the “Warrants”), and (iv) 5,000 shares of the Company’s Series D Convertible Preferred Stock. The Note and Warrants were issued on July 23, 2021. The Commitment Fee Shares were issued at a value of $250,000, the Note was issued in a principal amount of $300,000 for a purchase price of $270,000, resulting in an original issue discount of $30,000; the Warrants were issued, with an initial exercise price of $0.05 per share, subject to adjustment; and 5,000 Series D Shares were issued to be converted into the shares of common stock of the Company solely in the event of default under the Purchase Agreement. The aggregate cash subscription amount received by the Company from the Investor for the issuance of the Commitment Fee Shares, Note and Warrants was $253,000, due to a reduction in the $270,000 purchase price as a result of broker, legal, and transaction fees.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Preferred Stock

Series B Convertible Preferred Stock

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

As of December 31, 2021, the Company has 5,000,000 shares of Series B Convertible Preferred Stock, par value $0.001, authorized and 610,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

The number of issued and outstanding shares of Series C Convertible Preferred Stock were 146,084 and 196,083, respectively, for December 31, 2021 and June 30, 2021.

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

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

As of September 30, 2021, the Company had 488,648,586 shares of common stock issued and outstanding.

●	During the three months ended September 30, 2021, the Company sold 5,500,000 shares of common stock for net proceeds of $27,462. With these issuances the company also issued warrants to purchase: (i) 5,500,000 shares of common stock at a price of $0.10 per share and (ii) 5,500,000 shares of common stock at a price of $0.20 per share. The warrants expire at various times through September 21, 2022. None of the 12,000,000 shares of common stock were issued during the quarter ended September 30, 2021, and were recognized as stock payable.

●	During the three months ended September 30, 2021, the Company issued 42,262,958 shares of common stock, of which 8,133,333 were issued from stock payable, 17,534,387 were converted from 116,050 Preferred stock and 4,095,238 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee.

As of December 31, 2021, the Company had 539,310,756 shares of common stock issued and outstanding.

●	During the three months ended December 31, 2021, the Company sold 8,625,000 shares of common stock for net proceeds of $86,230. With these issuances the Company also issued warrants to purchase: (i) 8,625,000 shares of common stock at a price of $0.70 per share and (ii) 4,312,500 shares of common stock at a price of $1.00 per share. The warrants expire at various times through December 14, 2022. None of the 8,625,000 shares of common stock were issued during the quarter ended December 31, 2021, and were recognized as stock payable.

●	During the three months ended December 31, 2021, the Company issued 50,662,170 shares of common stock, of which 11,032,663 were issued from stock payable, 19,148,052 were converted from 107,000 shares of Preferred stock, 7,981,455 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee to AJB Capital.

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

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

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

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

As of December 31, 2021, and June 30, 2021, the following is a breakdown of the warrant activity:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Contractual Life Remaining in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Warrants Outstanding and Exercisable at December 31, 2021:
$0.70 - $1.00	69,163,518	1.24	$0.27	69,163,518	$0.27

Warrants Outstanding and Exercisable at June 30, 2021:
$0.10 - $0.20	124,888,519	1.12	$0.33	124,888,519	$0.33

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrant Activity:

December 31, 2021:

Outstanding - June 30, 2021	124,888,519
Issued	19,937,499
Exercised	—
Expired	(75,662,500)
Outstanding - December 31, 2021	69,163,518

December 31, 2020:

Outstanding - June 30, 2020	53,280,406
Issued	66,500,000
Exercised	—
Expired	(7,610,224)
Outstanding - December 31, 2020	112,170,182

At December 31, 2021, all 69,163,518 warrants are vested and all 69,163,518 warrants expire at various times prior to December 14, 2022.

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

On January 14, 2019, the Company filed a Certificate of Designations for its Series C Convertible Preferred Stock. The authorized number of Series C Convertible Preferred Stock is 1,000,000 shares, par value 0.001. The Series C Convertible Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and right of liquidation with the Company’s common stock, (b) junior with respect to dividends and right of liquidation with respect to the Company’s Series B Preferred Stock; and (c) junior with respect to dividends and right of liquidation to all existing indebtedness of the Company. The Series C Convertible Preferred Stock will carry an annual ten percent (10%) cumulative dividend, compounded daily, payable solely upon redemption, liquidation or conversion. The Company will have a right, at any time in the period of 180 days from the date of the issuance, at the Company’s option, to redeem all or any portion of the Series C Preferred Stock at prices ranging from 105% to 130%, based on the passage of time.

The number of shares of Series C Convertible Preferred Stock issued and outstanding were 146,084 and 196,084, respectively, for December 31, 2021 and June 30, 2021.

The holders of Series C Convertible Preferred Stock shall have the right at any time during the period beginning on the date which is six (6) months following the date of their issuance, to convert all or any part of the outstanding Series C Convertible Preferred Stock into fully paid and non-assessable shares of Common Stock at the Variable Conversion Price. The “Variable Conversion Price” shall mean 71% multiplied by the Market Price (representing a discount rate of 29%). “Market Price” means the average of the two (2) lowest Trading Prices (which means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the "OTC") as reported by a reliable reporting service ("Reporting Service") designated by the Holder (i.e. Bloomberg) for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the date of conversion.

NOTE 7 - MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

The Series C Convertible Preferred stock is convertible after six months at 71% of the average market price of the Company’s stock based on the lowest two (2) market closes fifteen (15) days prior. Consequently, the shares were converted at different rates. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. Three (3) batches of Preferred stock were subject to derivative liability valuation based on the Black Scholes Merton pricing model. As the fair value of each of the three (3) derivative and the shares issued at inception were in excess of the face amount of the Preferred stock, the Company recorded a discount in the amount of $35,000 to be amortized utilizing the effective interest method of accretion over the term of the note.

On the date which is eighteen (18) months following the Issuance Date or upon the occurrence of an Event of Default (the “Mandatory Redemption Date”), the Company shall redeem all of the shares of Series C Convertible Preferred Stock of the Holder (which have not been previously redeemed or converted). With five (5) days of the Mandatory Redemption Date, the Company shall make payment to each Holder of an amount in cash equal to the total number of shares of Series C Convertible Preferred Stock held by such Holder multiplied by the then current Stated Value.

All shares of mandatorily redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 480, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series C Convertible Preferred Stock to its estimate of fair value (i.e., redemption value) at period end.

The carrying value of the Series C Convertible Preferred Stock at December 31, 2021 and June 30, 2021 was $146,084 and $196,083 net of discount, respectively. There were 96,250 shares of Series C Preferred Stock issued for net proceeds of $80,000, and 107,000 shares of Series C Preferred Stock converted to 19,148,092 shares of Common Stock for the three months ended December 31, 2021.

NOTE 8 - DERIVATIVE LIABILITIES

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

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$476,075	$476,075

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

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to December 31, 2021 to the date these financial statements were issued. Between January 1, 2022 and February 11, 2022, other than as described in “Recent Developments” in Part I, Item 2 of this Quarterly Report, there were no subsequent events.

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

Following effectiveness of the Registration Statement, the Company would have had the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice shall not exceed two hundred percent (200%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, so long as such amount does not exceed $500,000. Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s Common Stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding Common Stock. The price of each put share shall be equal to eighty percent (80%) of the Market Price (as defined in the Equity Financing Agreement). Puts may be delivered by the Company to GHS until the earlier of thirty-six (36) months after the effectiveness of the Registration Statement, the date on which GHS has purchased an aggregate of $4,000,000 worth of Common Stock under the terms of the Equity Financing Agreement, or at such time that the Registration Statement is no longer in effect. Additionally, in accordance with the Equity Financing Agreement, the Company issued GHS a convertible promissory note in the principal amount of $35,000 and a 9 month maturity date (the “Commitment Note”), with the first $20,000 of the Commitment Note deemed earned upon execution of the Equity Financing Agreement and the remaining $15,000 of the Commitment Note deemed earned upon payment by GHS of the Company’s legal fees. As of December 31, 2021, the Commitment Note has not been paid.

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

Issuance of Commitment Fee Shares, Note, Warrants, and Series D Preferred Stock to AJB Capital Investments, LLC

On July 23, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with AJB Capital Investments, LLC (the “Investor”) with respect to the sale and issuance to the Investor of: (i) a commitment fee in the amount of $250,000 in the form of 12,500,000 shares (the “Commitment Fee Shares”) of the Company’s common stock, (ii) a promissory note in the aggregate principal amount of $300,000 (the “Note”), (iii) Common Stock Purchase Warrants to purchase up to an aggregate of 10,000,000 shares of Common Stock (the “Warrants”), and (iv) 5,000 shares of the Company’s Series D Convertible Preferred Stock (the “Series D Shares”). The Note and Warrants were issued on July 23, 2021 (the “Original Issue Date”).

Pursuant to the terms of the Purchase Agreement, the Commitment Fee Shares were issued at a value of $250,000; the Note was issued in a principal amount of $300,000 for a purchase price of $270,000, resulting in an original issue discount of $30,000; the Warrants were issued, with an initial exercise price of $0.05 per share, subject to adjustment as described therein; and 5,000 Series D Shares were issued to be converted into the shares of Common Stock of the Company solely in the event of default under the Purchase Agreement. The aggregate cash subscription amount received by the Company from the Investor for the issuance of the Commitment Fee Shares, Note and Warrants was $253,000, due to a reduction in the $270,000 purchase price as a result of broker, legal, and transaction fees. The Purchase Agreement limits the Company’s ability to solicit any offers for, respond to any unsolicited offers for, or conduct any negotiations with any other person or entity in respect of any variable rate debt transactions (as more particularly described therein) and provides for Investor’s right of first refusal in connection with a wide range of equity and debt securities of the Company.

Subsequently, in order to alleviate the aforementioned contractual restrictions and to address the Company’s potential liquidity concerns, the Company and the Investor entered a waiver and consent agreement dated as of November 3, 2021 (the “Waiver and Consent”), whereby in consideration of additional 12,500,000 shares of Common Stock of the Company treated as the Commitment Fee Shares and the elimination of rights to redeem the Commitment Fee Shares, the Investor agreed to delete the provisions of the Purchase Agreement in connection with its right of first refusal. The Waiver and Consent, however, did not eliminate the restriction on the variable rate transactions in accordance with Section 4(k)(c) of the Purchase Agreement.

Terms of AJB Note

The Note was scheduled to mature on January 23, 2022, six (6) months after the Original Issue Date, and provides for interest to accrue at an interest rate equal to 10% per annum, or, upon an Event of Default (as defined in the Note), the lesser of (i) 18% per annum, and (ii) the maximum amount permitted under law (the “Default Interest”). The Investor shall have the right, only following an Event of Default (as defined in the Note), to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Note into fully paid and non-assessable shares of the Company’s Common Stock, as such Common Stock exists on the date of issuance of the shares underlying the Note, or any shares of capital stock or other securities of the Company into which such common stock shall hereafter be changed or reclassified (the “Conversion Shares”). The initial conversion price, following and during an Event of Default, for the principal and interest of the Note shall equal the lesser of 90% representing a 10% discount multiplied by the lowest trading price (i) during the previous twenty (20) trading day period ending on the date of issuance of the Conversion Shares, or (ii) during the previous twenty (20) Trading Day period ending on date of conversion of the Note, subject to adjustment as provided therein. The Note is subject to adjustment upon certain events such as distributions and mergers, and has full ratchet anti-dilution protections for issuance of securities by the Company at a price that is lower than the then-current conversion price except for certain exempt issuances. In addition, if, at any time while the Note is issued and outstanding, the Company issues any convertible securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of common stock, then the Investor will be entitled to acquire, upon the terms applicable to such sales, the aggregate number of shares could have acquired if the Note had been converted.

Payoff of AJB Note

On February 1, 2022, the Company paid $302,717 to the Investor in satisfaction of all amounts due by the Company to the Investor under the Purchase Agreement and the Note. Following the Company’s repayment of the Note, the Investor returned 5,000 Series D Shares back to the Company for cancellation.

Issuance of Commitment Shares, Note and Warrant to Talos Victory Fund, LLC

On January 24, 2021, the Company entered into a Securities Purchase Agreement (the “TVF Purchase Agreement”) with Talos Victory Fund, LLC (“TVF”) with respect to the sale and issuance to TVF of: (i) a convertible promissory note in the aggregate principal amount of $250,000 (the “TVF Note”), (ii) a common stock purchase warrant to purchase 12,500,000 shares of the Company’s Common Stock (the “TVF Warrant”) and (iii) a commitment fee in the form of 12,500,000 shares of the Company’s Common Stock (the “Commitment Shares”). The TVF Note and TVF Warrant were issued on January 24, 2022 (the “Issuance Date”).

Pursuant to the terms of the TVF Purchase Agreement, the TVF Note was issued in a principal amount of $250,000 for a purchase price of $225,000, resulting in an original issue discount of $25,000, and the TVF Warrant was issued with an initial exercise price of $0.05 per share, subject to adjustment as described therein. The aggregate cash subscription amount received by the Company from the Investor for the issuance of the Commitment Shares, Note and Warrants was $219,000, due to a $6,000 reduction in the $225,000 purchase price as a result of broker, legal, and transaction fees. The TVF Purchase Agreement limits the Company’s ability to solicit any offers for, respond to any unsolicited offers for, or conduct any negotiations with any other person or entity in respect of any variable rate debt transactions and provides for TVF’s registration rights (each, as more particularly described therein).

Terms of TVF Note

The TVF Note is scheduled to mature on January 24, 2023, twelve (12) months after the Issuance Date, and provides for interest to accrue at an interest rate equal to 10% per annum, or, upon an Event of Default (as defined in the TVF Note), the lesser of (i) 10% per annum, and (ii) the maximum amount permitted under law. TVF shall have the right, only following an Event of Default (as defined in the TVF Note), to convert all or any part of the outstanding and unpaid principal and interest into fully paid and non-assessable shares of the Company’s Common Stock, as such Common Stock exists on the date of issuance of the shares underlying the TVF Note, or any shares of capital stock or other securities of the Company into which such common stock shall hereafter be changed or reclassified. The initial conversion price, following and during an Event of Default, for the principal and interest of the TVF Note shall equal $0.08, subject to adjustment as provided therein. The TVF Note is subject to adjustment upon certain events such as distributions and mergers, and has anti-dilution protections for issuance of securities by the Company at a price that is lower than the then-current conversion price except for certain exempt issuances. The TVF Note also imposes certain restrictions or obligations on the Company with respect to the Company’s ability to incur other indebtedness, make distributions on capital stock, stock repurchases and debt repayments.

Going Concern

The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $359,215 for the three month period ending December 31, 2021 and has incurred a cumulative loss of $30,320,663 since inception (December 18, 2002). The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2021 and 2020

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending December 31, 2021 and 2020. Net loss for the three months ended December 31, 2021 and 2020 were $359,215 and $457,728, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $337,931 and $178,916 during the three months ended December 31, 2021 and 2020, respectively. The increase in operating expenses is the result of higher consulting expenses and legal expenses.

	Quarter Ended December 31,		Change in 2021 Versus 2020
	2021	2020	$	%
Operating expense
Officer salary	$66,333	$47,500	$18,833	39.6%
Research and development	44,500	21,733	22,767	104.8%
General and administrative	227,098	109,683	117,415	107.0%
Total operating expense	$337,931	$178,916	$159,015	88.9%

Research and Development

Research and development expenses totaled $44,500 and $21,733 for the three months ended December 31, 2021 and 2020, respectively. The increase of $22,767, or 104.8%, in 2021 compared to 2020 was primarily attributable to increased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $227,098 and $109,683 for the three months ended December 31, 2021 and 2020, respectively. The increase of $117,415 or 107.0%, in 2021 compared to 2020 was primarily the result of an increase in consulting and legal expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totaled $21,284 and $166,266 for the three months ended December 31, 2021 and 2020, respectively.

	Quarter Ended December 31,		Change in 2021 Versus 2020
	2021	2020	$	%
Gain (loss) on change in derivatives	68,240	(113,629)	181,869	160.1%
Gain on PPP loan forgiveness	20,832	-	20,832	-
Interest Expense	(48,844)	(52,637)	3,793	7.2%
Total other (income) expense	$40,228	$166,266	$206,494	124.2%

Interest income (expense)

We had net interest expense of $48,844 in the three months ended December 31, 2021 compared to $52,637 net interest expense for the three months ended December 31, 2020. The decrease of $3,793 was attributable to lower amortization of debt discounts.

Gain (loss) on change in derivatives

We had a gain (loss) on change in derivatives of $68,240 in the three months ended December 31, 2021 compared to a $113,629 loss on change in derivatives for the three months ended December 31, 2020. The increase of $181,869 was attributable to a decrease in convertible debt and Series C Preferred Stock.

Gain on PPP loan forgiveness

We recognized $20,832 on the forgiveness of a PPP loan during the three months ended December 31, 2021.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of $30,320,663 as of December 31, 2021 and anticipate that we will continue to incur additional losses for the foreseeable future. Through December 31, 2021, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $27.2 million from inception through December 31, 2021.

	Six Months Ended December 31,		Change in 2021 Versus 2020
	2021	2020	$	%
Cash at beginning of period	$10,325	$71,377	$(61,052)	(85.6)%
Net cash used in operating activities	(543,832)	(333,937)	(209,895)	62.9%
Net cash used in investing activities	—	—	—	—
Net cash provided by financing activities	573,297	284,151	289,146	101.8%
Cash at end of period	$39,790	$21,591	$18,199	84.3%

Net Cash Used in Operating Activities

Net cash used in operating activities was $543,832 and $333,937 for the six months ended December 31, 2021 and 2020, respectively. The increase of $209,895 in cash used during 2021 compared to 2020 was primarily attributable to an increase in consultant costs and legal expenses.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the six months ended December 31, 2021 and 2020, respectively.

Net Cash Provided by Financing Activities

During the six months ended December 31, 2021, net cash provided by financing activities was $573,297, compared to $284,151 for the six months ended December 31, 2020. The increase of $289,146 was due to higher sales of the Company’s securities in private placements. We continue to seek funding through private placement sales of equity to fund our continued operations, sales and marketing and ongoing research and development programs.

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

On March 5, 2020, the Company issued a $35,000 10% convertible note to the investor, GHS Investments, LLC in relation to the Equity Financing Agreement. The convertible note was due on December 5, 2020 and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totaling $5,000. During the year ended June 30, 2020, $2,127 of the debt discount was amortized. For the three month period ended September 30, 2020, $3,804 of the debt discount was amortized. As of December 31, 2021, all $5,000 of the debt discount was fully amortized and the note was at its full amount of $35,000. As of December 31, 2021, the note has not been paid and currently is in default.

Comparison of the Six Months Ended December 31, 2021 and 2020

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the six months ending December 31, 2021 and 2020. Net loss for the six months ended December 31, 2021 and 2020 were $1,461,298 and $567,089, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $917,150 and $373,218 during the six months ended December 31, 2021 and 2020, respectively. The increase in operating expenses is the result of higher consulting expenses and legal expenses.

	Six Months Ended December 31,		Change in 2021 Versus 2020
	2021	2020	$	%
Operating expense
Officer salary	$95,000	$95,000	$-0-	-0-%
Research and development	68,895	43,939	24,956	56.8%
General and administrative	759,485	234,279	525,206	224.2%
Total operating expense	$923,380	$373,218	$550,162	147.4%

Research and Development

Research and development expenses totaled $68,895 and $43,939 for the six months ended December 31, 2021 and 2020, respectively. The increase of $24,956, or 56.8%, in 2021 compared to 2020 was primarily attributable to increased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $759,485 and $234,279 for the six months ended December 31, 2021 and 2020, respectively. The increase of $525,206 or 224.2%, in 2021 compared to 2020 was primarily the result of an increase in consulting and legal expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totaled $544,148 and $193,871 for the six months ended December 31, 2021 and 2020, respectively.

	Six Months Ended December 31,		Change in 2021 Versus 2020
	2021	2020	$	%
Gain (loss) on change in derivatives	(437,368)	(112,565)	(324,803)	(288.5)%
Gain on PPP loan forgiveness	20,832	-	20,832	-
Interest Expense	(79,627)	(81,306)	1,679	2.1%
Total other (income) expense	$496,163	$193,871	$302,292	155.9%

Interest income (expense)

We had net interest expense of $79,627 in the six months ended December 31, 2021 compared to $81,306 net interest expense for the six months ended December 31, 2020. The decrease of $1,679 was attributable to lower amortization of debt discounts.

Gain (loss) on change in derivatives

We had a loss on change in derivatives of $437,368 in the six months ended December 31, 2021 compared to $112,565 loss on change in derivatives for the six months ended December 31, 2020. The increase of $324,803 was attributable to a decrease in convertible debt and Series C Preferred Stock.

Gain on PPP loan forgiveness

We recognized $20,832 on the forgiveness of a PPP loan during the six months ended December 31, 2021.

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

In connection with the preparation of this Form 10-Q, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions are being performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties in all of our financially significant processes and have concluded that this control deficiency represented a material weakness. We plan to remediate this weakness over the next 12 months..

Notwithstanding the assessment that our disclosure controls and procedures and our internal controls over financial reporting were not effective and that there are material weaknesses as identified herein, we believe that our condensed consolidated financial statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Controls

During the three months ended December 31, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

●	During the three months ended September 30, 2021, the Company sold 5,500,000 shares of Common Stock for net proceeds of $27,462. With these issuances the Company also issued warrants to purchase: (i) 5,500,000 shares of Common Stock at a price of $0.10 per share and (ii) 5,500,000 shares of Common Stock at a price of $0.20 per share. The warrants expire at various times through September 21, 2022. All of these shares were recognized as stock payable.

●	During the three months ended September 30, 2021, the Company issued 42,262,958 shares of Common Stock, of which 8,133,333 were issued from stock payable, 17,534,387 were converted from 116,050 Preferred stock, 4,095,238 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee.

●	During the three months ended December 31, 2021, the Company sold 8,625,000 shares of Common Stock for net proceeds of $86,230. With these issuances the company also issued warrants to purchase: (i) 8,625,000 shares of Common Stock at a price of $0.70 per share and (ii) 4,312,500 shares of Common Stock at a price of $1.00 per share. The warrants expire at various times through December 14, 2022. All of these shares were recognized as stock payable.

●	During the three months ended December 31, 2021, the Company issued 50,662,170 shares of common stock, of which 11,032,663 were issued from stock payable, 19,148,052 were converted from 107,000 shares of Preferred stock, 7,981,455 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 5, 2020, the Company issued a $35,000 10% convertible note to the investor in relation to the equity financing agreement. The note was due on December 5, 2020 and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totaling $5,000. During the year ended June 30, 2020, $2,127 of the debt discount was amortized. For the three month period ended September 30, 2020, $3,804 of the debt discount was amortized. As of December 31, 2021, all $5,000 of the debt discount was fully amortized and the note was at its full amount of $35,000. As of December 31, 2021, the note has not been paid and currently is in default.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

The Company and the Investor, GHS Investments, LLC, entered the Waiver and Consent dated as of November 3, 2021, whereby in consideration of additional 12,500,000 shares of common stock of the Company treated as the Commitment Fee Shares (as defined in the Purchase Agreement) and the elimination of rights to redeem the Commitment Fee Shares, the Investor agreed to delete the provisions of the Agreement in connection with its right of first refusal. Although the Waiver and Consent were entered outside of the reporting period of this Quarterly Report on Form 10-Q, the Company elected to disclose its terms herein to communicate the steps taken by the Company in connection with its ability to effect private and public offerings of the Company’s securities.

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

SMARTMETRIC, INC.

Dated: February 15, 2022	By:	/s/ Chaya Hendrick
Chaya Hendrick, President,
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: February 15, 2022	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer
(Principal Financial Officer)