Form 10-Q
period 2022-03-31
SmartMetric, Inc.
filed 2022-05-23
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of May 18, 2022 was 616,351,592.

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

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. These statements are no guarantee of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, our ability to:

●	manage our business given continuing operating losses and negative cash flows;

●	obtain sufficient capital to fund our operations, development, and expansion plans;

●	manage competitive factors and developments beyond our control;

●	maintain and protect our intellectual property;

●	obtain patents based on our current and/or future patent applications;

●	obtain and maintain other rights to technology required or desirable to conduct or expand our business; and

●	manage any other factors, if any, discussed in this report and in the section titled “Risk Factors” in our most recent Annual Report on Form 10-K.

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

ii

PART I. FINANCIAL INFORMATION

SMARTMETRIC, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
(Unaudited)

	March 31,	June 30,
	2022	2021
Assets
Current assets:
Cash	$306,730	$10,325
Prepaid expenses and other current assets	20,470	5,000

Total current assets	327,200	15,325
Non-current assets
Deferred financing costs	35,000	35,000

Total assets	$362,200	$50,325

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,047,196	$1,073,786
Liability for stock to be issued	127,665	127,321
Deferred Officer’s salary	753,475	737,642
Related party interest payable	240,712	201,846
Dividends payable	10,589	2,442
Due to shareholders	49,630	41,343
Covid19 SBA loan	20,832	41,664
Convertible note payable, net of discount	35,000	35,000
Derivative liability	155,973	45,524
Convertible interest payable	7,249	3,801
Interest payable	1,750	875

Total current liabilities	2,450,072	2,311,244

Commitments and contingencies (See note 4)
Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1000,000 shares, 146,084 and 239,025 shares issued and outstanding, respectively	103,584	196,083

Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Class A Preferred stock, $.001 par value; 50,000,000 shares authorized 0 and 0 shares issued and outstanding
Common stock, $.001 par value; 1,200,000,000 shares authorized, 616,351,592 and 446,385,628 shares issued and outstanding, respectively	616,352	446,386
Additional paid-in capital	27,461,035	25,955,367
Accumulated deficit	(30,269,453)	(28,859,365)

Total stockholders’ deficit	(2,191,456)	(2,457,002)

Total liabilities and stockholders’ deficit	$362,200	$50,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
Condensed Consolidated Statements Of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Revenues	$-	$-	$-	$-

Expenses:
Officer’s salary	47,500	47,500	142,500	142,500
Other general and administrative	192,151	134,903	951,636	421,606
Research and development	44,551	16,822	113,446	60,761

Total operating expenses	284,202	199,225	1,207,582	624,867

Loss from operations before income taxes	(284,202)	(199,225)	(1,207,582)	(624,867)
Interest & Financing Expense	(22,673)	(13,897)	(102,300)	(45,879)
Gain on PPP loan forgiveness	-	-	20,832	-
Gain (loss) on change in derivatives	326,919	-	(110,449)	(62,465)
Total other income (expenses)	304,246	(13,897)	(191,917)	(108,344)
Net income (loss)	20,044	(213,122)	(1,399,499)	(733,211)
Preferred stock dividends	(5,787)	-	(10,589)	(163,575)
Net income (loss) available for common stockholders	$14,257	$(213,122)	$(1,410,088)	$(896,786)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	561,587,017	426,484,097	523,201,661	403,759,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
Consolidated Statements of Changes In Stockholders’ (Deficit)
(Unaudited)

	Preferred Series C						Additional Paid	Accumulated
	Stock				Common Stock		In Capital	Deficit	Total
Balance June 30, 2020	610,000	$610	-	$-	379,523,000	$379,523	$25,429,261	$(27,771,062)	$(1,961,671)

Shares issued of common stock for warrants and cash	-	-	-	-	-	-	-	-	-

Preferred C shares Converted to Common	-	-	-	-	5,447,260	5,447	31,921	-	37,368

Beneficial conversion feature related to convertible debt	-	-	-	-	-	-	-	-	-

Series C dividends	-	-	-	-	-	-	-	(4,029)	(4,029)

Shares of Common Stock issued for services	-	-	-	-	585,000	585	2,340	-	2,925

Net loss for period	-	-	-	-	-	-	-	(221,907)	(221,907)

Balance September 30, 2020	610,000	$610	-	$-	385,555,260	$385,555	$25,463,522	$(27,996,998)	$(2,147,312)

Shares issued of common stock for warrants and cash		-			15,000,000	15,000	60,000		75,000

Preferred C shares Converted to Common					16,034,876	16,035	54,965		71,000

Valuation of Preferred C and derivative liability							208,177		208,177

Series C Preferred Dividends								(112,547)	(112,547)

Net loss for period								(345,183)	(345,183)

Balance December 31, 2020	610,000	$610	-	$-	416,590,136	$416,590	$25,786,662	$(28,454,728)	$(2,250,865)

Shares issued of common stock for warrants and cash		-			17,500,000	17,500	70,000		87,500

Shares issued of common stock for services					2,560,440	2,560	13,440		16,000

Preferred C shares Converted to Common					6,709,100	6,709	58,291		65,000

Valuation of Preferred C and derivative liability							-		-

Series C Preferred Dividends								-	-

Net loss for period								(213,122)	(213,122)

Balance March 31, 2021	610,000	$610	-	$-	443,359,676	$443,359	$25,928,391	$(28,667,850)	$(2,295,487)

Balance June 30, 2021	610,000	$610	-	$-	446,385,628	$446,386	$25,955,367	$(28,859,365)	$(2,457,002)

Common shares issued for services	-	-	-	-	4,095,238	4,095	31,905	-	36,000

Shares issued of common stock and warrants for cash	-	-	-	-	8,133,333	8,133	59,367	-	67,500

Shares converted from Preferred C shares to common	-	-	-	-	17,534,387	17,535	89,466	-	107,001

Shares issued for finder’s fee	-	-	-	-	12,500,000	12,500	237,500	-	250,000

Preferred C dividends	-	-	-	-	-	-	-	(1,423)	(1,423)

Net loss for period	-	-	-	-	-	-	-	(1,100,661)	(1,100,661)

SMARTMETRIC, INC. AND SUBSIDIARY
Consolidated Statements of Changes In Stockholders’ (Deficit)
(Unaudited)

	Preferred Series C						Additional Paid	Accumulated
	Stock				Common Stock		In Capital	Deficit	Total
Balance September 30, 2021	610,000	$610	-	$-	488,648,586	$488,649	$26,373,605	$(29,961,449)	$(3,098,585)

Shares issued of common stock and warrants for cash		-			11,032,663	11,033	57,294		68,327

Common shares issued for services					7,981,455	7,981	16,327		24,308

Common shares issued for AJB finder’s fee					12,500,000	12,500	112,500		125,000

Shares converted from Preferred C shares to common					19,148,052	19,148	87,852		107,000

Preferred C dividends	-	-	-	-	-	-	-	(3,379)	(3,379)

Net loss for period								(318,882)	(318,882)

Balance December 31, 2021	610,000	$610	-	$-	539,310,756	$539,311	$26,647,576	$(30,283,710)	$(3,096,213)

Shares issued of common stock and warrants for cash		-			57,500,000	57,500	725,500		783,000

Common shares issued for services					3,714,286	3,714	21,286		25,000

Shares converted from Preferred C shares to common					15,826,550	15,827	66,673		82,500

Preferred C dividends	-	-	-	-	-	-	-	(5,787)	(5,787)

Net income for period								20,044	20,044

Balance March 31, 2022	610,000	$610	-	$-	616,351,592	$616,352	$27,461,035	$(30,269,453)	$(2,191,456)

SMARTMETRIC, INC. AND SUBSIDIARY
Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,399,499)	$(733,211)

Adjustments to reconcile net loss to net cash used in operating activities:

Common stock issued and issuable for services	460,306	18,926
Non cash financing expense		49,322
Gain (loss) on fair value of derivative liability	110,449	112,565
Gain on PPP loan forgiveness	(20,832)	-
Amortization of debt discount	30,000	2,873

Changes in assets and liabilities
Increase (Decrease) in prepaid expenses and other current assets	(15,470)	(1,566)
Increase in accounts payable and accrued expenses	(33,380)	98,298
(Decrease) in deferred officer salary	15,833	(15,833)
Increase in Due to shareholder	-	-
Increase in Convertible interest payable	875	3,801
Increase in accrued interest payable	38,866	39,205

Net cash used in operating activities	(812,852)	(425,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	-	(2,817)
Proceeds from sale of common stock	938,827	219,822
Proceeds from AJB Note	270,000
Repayment of AJB Note	(302,717)
Proceeds from sale of Series C Preferred stock	195,000	138,000
Proceeds from note - Barry	-	-
Change in dividends payable	8,147	-
Proceeds from PPP loan	-	20,832
Net cash provided by financing activities	1,109,257	375,837

NET INCREASE (DECREASE) IN CASH	296,405	(49,783)

CASH BEGINNING OF PERIOD	10,325	71,377

END OF PERIOD	306,730	21,594

Non-cash investing and financing activities	$43,750	$66,000
Conversion of 216,425 & 72,600 Preferred C Shares into 34,974,602 and 21,482,136 shares of common stock

CASH PAID DURING THE PERIOD FOR:	$-	$-
Income taxes	$-	$-
Interest

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

SmartMetric, Inc. (the “Company” or “SmartMetric”) was incorporated in the State of Nevada on December 18, 2002. SmartMetric’s main product is a fingerprint sensor-activated card with a finger sensor onboard the card and a built-in rechargeable battery for portable biometric identification. This card may be referred to as a biometric card or the SmartMetric Biometric card. SmartMetric has completed development of its card along with pre-mass manufacturing cards but has not yet begun to mass manufacture the biometric fingerprint activated cards.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three and nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2022. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, as filed with the Securities and Exchange Commission on October 12, 2021. The consolidated balance sheet as of June 30, 2021, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by US GAAP for complete financial statements.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $1,399,499 for the nine months ended March 31, 2022 and has an accumulated deficit of $30,269,453 at March 31, 2022.

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

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2022 and 2021, 54,664,518 and 126,628,519 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being common stock warrants at March 31, 2022 and 2021, as their effect would be anti-dilutive.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of March 31, 2022 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at March 31, 2022.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements as well as advance rental payments. Prepaid expenses at March 31, 2022 were $20,470.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company’s main office is in Las Vegas, Nevada. Rent expense under all leases for the three months ended March 31, 2022 and 2021 was $1,537 and $1,590 respectively. The Company maintains only one office. This office is in Las Vegas, NV and is a month-to-month lease.

Related Party Transactions

As of March 31, 2022 and 2021, the Company has accrued the amounts of $753,475 and $744,115, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

As a result of shareholder loans and deferred officer salary, the Company has accrued a balance of $240,712 and $188,686 as interest payable as of March 31, 2022 and 2021.

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

NOTE 5 - DEBT

On April 17, 2020, we received funds under the Paycheck Protection Program (the “PPP”), a part of the CARES Act. The loan is serviced by Chase Bank, and the application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan necessary to support our ongoing operations. We used the funds for payroll and related costs. The receipt of these funds, and the forgiveness of the loan attendant to these funds, was dependent on our ability to adhere to the forgiveness criteria. The loan bears interest at a rate of 0.98% per annum and had a maturity date of April 6, 2022, with the first payment being deferred until April 17, 2021. Under the terms of the PPP, certain amounts may be forgiven if they are used in accordance with the CARES Act. The Company applied for forgiveness of this loan as of October 2021 and forgiveness was granted by the Small Business Administration. Therefore, the loan is considered paid in full.

NOTE 5 - DEBT (CONTINUED)

On March 5, 2020, the Company issued a $35,000 10% convertible note to GHS Investments, LLC, in relation to an equity financing agreement (see Note 6). The note was due on December 5, 2020 and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totaling $5,000. As of March 31, 2022, the note has been paid in full.

On July 23, 2021, the Company entered into a securities purchase agreement with AJB Capital Investments, LLC (“AJB”) with respect to the sale and issuance of: (i) a commitment fee in the amount of $250,000 in the form of 12,500,000 shares of the Company’s common stock (the “Commitment Fee Shares”), (ii) a promissory note in the aggregate principal amount of $300,000 (the “Note”), (iii) common stock purchase warrants to purchase up to an aggregate of 10,000,000 shares of the common stock (the “Warrants”), and (iv) 5,000 shares of the Company’s Series D Convertible Preferred Stock. The Note and Warrants were issued on July 23, 2021. The Commitment Fee Shares were issued at a value of $250,000, the Note was issued in a principal amount of $300,000 for a purchase price of $270,000, resulting in an original issue discount of $30,000; the Warrants were issued, with an initial exercise price of $0.05 per share, subject to adjustment; and 5,000 Series D Shares were issued to be converted into the shares of common stock of the Company solely in the event of default under the securities purchase agreement. The aggregate cash subscription amount received by the Company from AJB for the issuance of the Commitment Fee Shares, Note and Warrants was $253,000, due to a reduction in the $270,000 purchase price as a result of broker, legal, and transaction fees. On February 2, 2022, the Company repaid the amounts due AJB.

On January 27, 2022, the Company entered into a securities purchase agreement with Talos Victory Fund, LLC (“TVF”). The Company issued TVF a 10% promissory note in the principal amount of $250,000 (the “Note”) and a warrant (the “Warrant”) to purchase 12,500,000 shares of the Company’s common stock, $0.001 par value per share (“Common Stock”). In connection with the agreement, the Company has authorized the issuance of 12,500,000 common share warrants (“Warrant Shares”).

On January 27, 2022, the Company entered into a securities purchase agreement with Firstfire Global Opportunities Fund (“Firstfire”). The Company issued Firstfire a 10% promissory note in the principal amount of $250,000 (the “Note”) and a warrant (the “Warrant”) to purchase 12,500,000 shares of the Company’s common stock, $0.001 par value per share (“Common Stock”). In connection with the agreement, the Company has authorized the issuance of 12,500,000 common share warrants (“Warrant Shares”).

On January 27, 2022, the Company entered into a securities purchase agreement with Mast Hill Fund, LP (“Mast Hill”). The Company issued Mast Hill a 10% promissory note in the principal amount of $250,000 (the “Note”) and a warrant (the “Warrant”) to purchase 12,500,000 shares of the Company’s common stock, $0.001 par value per share (“Common Stock”). In connection with the agreement, the Company has authorized the issuance of 12,500,000 common share warrants (“Warrant Shares”).

On March 8, 2022, the Company entered into a securities purchase agreement with Mast Hill Fund, LP (“Mast Hill”), in which Mast Hill shall purchase up to five million dollars ($5,000,000) of the Company’s common stock. In connection with the execution of the Agreement, on March 8, 2022, the Company issued Mast Hill five (5) common stock purchase warrants, respectively, for the purchase of (i) 500,000 shares of common stock (the “First Warrant”), (ii) 1,000,000 shares of common stock (the “Second Warrant”), (iii) 1,000,000 shares of common stock (the “Third Warrant”), (iv) 2,500,000 shares of common stock (the “Fourth Warrant”), and (v) 62,500,000 shares of the Company’s common stock (the “Fifth Warrant”) at the Exercise Price (as such term is defined in each of the Warrants) per share then in effect.

On March 15, 2022, the Company entered into a securities purchase agreement with Mast Hill Fund, L.P. (“Mast Hill”). The Company issued Mast Hill: (i) a promissory note in the aggregate principal amount of $250,000 (the “Note”), (ii) a common stock purchase warrant (the “Warrant”) to purchase up to an aggregate of 12,500,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (iii) 12,500,000 shares of Common Stock (the “Commitment Shares”).

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

As of March 31, 2022, the Company has 5,000,000 shares of Series B Convertible Preferred Stock, par value $0.001, authorized and 610,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

The number of issued and outstanding shares of Series C Convertible Preferred Stock were 103,584 and 196,083, respectively, for March 31, 2022 and June 30, 2021.

Series D Convertible Preferred Stock

On July 27, 2021 the Company designated Series D Convertible Preferred Stock (the “Series D Shares”). The Series D Shares have a stated value of $100.00 (the “Stated Value”), and carry a conversion price of the volume weighted average price (for the 20 trading days immediate prior to the conversion date). The amount of shares of common stock to be issued upon any conversion shall be calculated as the quotient of (i) the product of the issued shares of the Series D Shares to be converted and the Stated Value, and (ii) the Conversion Price. The Series D Shares are not entitled to receive dividends or other distributions, and have no voting rights.

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock

During the last fiscal quarter of fiscal year ending June 30, 2021, the Company increased its authorized shares of common stock from 600,000,000 to 1,200,000,000.

As of September 30, 2021, the Company had 488,648,586 shares of common stock issued and outstanding.

●	During the three months ended September 30, 2021, the Company sold 5,500,000 shares of common stock for net proceeds of $27,462. With these issuances the company also issued warrants to purchase: (i) 5,500,000 shares of common stock at a price of $0.10 per share and (ii) 5,500,000 shares of common stock at a price of $0.20 per share. The warrants expire at various times through September 21, 2022. None of the 12,000,000 shares of common stock were issued during the quarter ended September 30, 2021, and were recognized as stock payable.

●	During the three months ended September 30, 2021, the Company issued 42,262,958 shares of common stock, of which 8,133,333 were issued from stock payable, 17,534,387 were converted from 116,050 shares of Preferred stock and 4,095,238 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee.

As of December 31, 2021, the Company had 539,310,756 shares of common stock issued and outstanding.

●	During the three months ended December 31, 2021, the Company sold 8,625,000 shares of common stock for net proceeds of $86,230. With these issuances the Company also issued warrants to purchase: (i) 8,625,000 shares of common stock at a price of $0.70 per share and (ii) 4,312,500 shares of common stock at a price of $1.00 per share. The warrants expire at various times through December 14, 2022. None of the 8,625,000 shares of common stock were issued during the quarter ended December 31, 2021, and were recognized as stock payable.

●	During the three months ended December 31, 2021, the Company issued 50,662,170 shares of common stock, of which 11,032,663 shares were issued from stock payable, 19,148,052 were converted from 107,000 shares of Preferred stock, 7,981,445 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee to AJB Capital.

●	During the three months ended March 31, 2022, the Company issued 77,040,836 shares of common stock, of which zero were issued from stock payable, 15,826,550 were converted from 90,750 shares of Preferred stock, 3,714,286 shares were issued for legal services and 57,500,000 shares were issued in conjunction with securities purchase agreements for net proceeds of $783,000.

During the three months ended March 31, 2022, the Company sold 2,000,000 shares of common stock for net proceeds of $19,980. With these issuances the Company also issued warrants to purchase: (i) 2,000,000 shares of common stock at a price of $0.70 per share and (ii) 1,000,000 shares of common stock at a price of $1.00 per share. The warrants expire at various times through February 9, 2023. None of the 2,000,000 shares of common stock were issued during the quarter ended March 31, 2022, and were recognized as stock payable.

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

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

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

As of March 31, 2022, and June 30, 2021, the following is a breakdown of the warrant activity:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Contractual Life Remaining in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Warrants Outstanding and Exercisable at March 31, 2022:
$0.70 - $1.00	54,664,518	1.20	$0.26	54,664,518	$0.26

Warrants Outstanding and Exercisable at June 30, 2021:
$0.10 - $0.20	124,888,519	1.12	$0.33	124,888,519	$0.33

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrant Activity:

March 31, 2022:

Outstanding - June 30, 2021	124,888,519
Issued	22,937,499
Exercised	—
Expired	(93,161,500)
Outstanding - March 31, 2022	54,664,518

March 31, 2021:

Outstanding - June 30, 2020	53,280,406
Issued	90,500,000
Exercised	—
Expired	(17,151,887)
Outstanding - March 31, 2021	126,628,519

At March 31, 2022, all 54,664,518 warrants are vested and all 54,664,518 warrants expire at various times prior to February 9, 2023.

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

On January 14, 2019, the Company filed a Certificate of Designations for its Series C Convertible Preferred Stock. The authorized number of Series C Convertible Preferred Stock is 1,000,000 shares, par value 0.001. The Series C Convertible Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and right of liquidation with the Company’s common stock, (b) junior with respect to dividends and right of liquidation with respect to the Company’s Series B Preferred Stock, and (c) junior with respect to dividends and right of liquidation to all existing indebtedness of the Company. The Series C Convertible Preferred Stock will carry an annual ten percent (10%) cumulative dividend, compounded daily, payable solely upon redemption, liquidation or conversion. The Company will have a right, at any time in the period of 180 days from the date of the issuance, at the Company’s option, to redeem all or any portion of the Series C Preferred Stock at prices ranging from 105% to 130%, based on the passage of time.

The number of shares of Series C Convertible Preferred Stock issued and outstanding were 103,584 and 196,084, respectively, for March 31, 2022 and June 30, 2021.

NOTE 7 - MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

The holders of Series C Convertible Preferred Stock shall have the right at any time during the period beginning on the date which is six (6) months following the date of their issuance, to convert all or any part of the outstanding Series C Convertible Preferred Stock into fully paid and non-assessable shares of common stock at the Variable Conversion Price. The “Variable Conversion Price” shall mean 71% multiplied by the Market Price (representing a discount rate of 29%). “Market Price” means the average of the two (2) lowest Trading Prices (which means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the holder (i.e. Bloomberg) for the common stock during the fifteen (15) Trading Day Period ending on the latest complete Trading Day prior to the date of conversion (both terms as defined in the Certificate of Designations).

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

On the date which is eighteen (18) months following the Issuance Date or upon the occurrence of an Event of Default (the “Mandatory Redemption Date”), the Company shall redeem all of the shares of Series C Convertible Preferred Stock of the holder (which have not been previously redeemed or converted). Within five (5) days of the Mandatory Redemption Date, the Company shall make payment to each holder of an amount in cash equal to the total number of shares of Series C Convertible Preferred Stock held by such holder multiplied by the then current Stated Value.

All shares of mandatorily redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 480, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series C Convertible Preferred Stock to its estimate of fair value (i.e., redemption value) at period end.

The carrying value of the Series C Convertible Preferred Stock at March 31, 2022 and June 30, 2021 was $103,584 and $196,083 net of discount, respectively. There were 48,125 shares of Series C Preferred Stock issued for net proceeds of $40,000, and 90,750 shares of Series C Preferred Stock converted to 15,826,550 shares of common stock for the three months ended March 31, 2022.

NOTE 8 - DERIVATIVE LIABILITIES

The conversion rates of the convertible notes and Series C Convertible Preferred Stock are convertible at a variable rate. Accordingly, the Company concluded there is an embedded derivative which was required to be bifurcated and accounted for as a derivative liability. The Company chose to use the Black Scholes model to calculate the derivative liability. The assumptions in the derivative liability calculation included the price of the Company’s common stock of $0.0141 at the valuation date, term of zero, a risk free rate of between $0.0010 and $0.0011 and a volatility rate of between 150% and 341%. The Company has recorded the embedded derivative liability at its’ fair value utilizing the Black Scholes Merton option pricing model, as follows:

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$155,973	$155,973

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

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to March 31, 2022 to the date these financial statements were issued. Between April 1, 2022 and May 18, 2022, other than as described in “Recent Developments” in Part I, Item 2 of this Quarterly Report, there were no subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2021, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

Overview

SmartMetric, Inc. is a company engaged in the biometric technology industry. SmartMetric has secured a patent covering technology that involves connection to networks using data cards (smart cards and EMV cards). In addition, SmartMetric holds the sole license to issued patents covering features of its biometric fingerprint activated cards. SmartMetric’s main product is a fingerprint sensor activated payments card with a finger sensor and fully functional fingerprint reader embedded inside the card. The cards have a rechargeable battery allowing for portable biometric identification and card activation. These cards are herein sometimes referred to as a biometric card or the SmartMetric Biometric card.

To date, we have devoted a substantially all of our efforts and financial resources to the development of our biometric card. Since our inception in 2002, we have generated no revenue from product sales and have funded our operations principally through the private sales of our equity securities. We have never been profitable and, as of March 31, 2021, we had an accumulated deficit of approximately $28,878,841. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our technologies and advance them to market.

Our cash and cash equivalents balance at March 31, 2021 was approximately $10,325 representing 20.5% of total assets. Notwithstanding our recent capital raises, based on our current expected level of operating expenditures, we expect to be able to fund our operations into 2023. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $1,399,499 for the nine month period ending March 31, 2022 and has incurred a cumulative loss of $30,269,453 since our inception in December 18, 2022. The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern beyond calendar year 2023. The Company maintains sufficient cash to continue as a going concern throughout all of calendar year 2022.

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

Effect of Covid-19

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). COVID-19 poses a threat to the health and economic wellbeing of our employees, customers and vendors. Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially. Further, the COVID-19 Pandemic, has had an impact on SmartMetric’s final card production. While the delays are due to supply line disruption, the Company is confident that these delays will be short-lived based on advice from our manufacturing partners, manufacturing alternatives and alternative supply lines that are being put into place by the Company. However, management cannot presently predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows.

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

Recent Developments

Issuance of Commitment Shares, Notes and Warrants to Three Investors

On January 27, 2022, we entered into separate securities purchase agreements with three investors, for the sale and issuance to each investor of: (i) a promissory note in the aggregate principal amount of $250,000, (ii) a common stock purchase warrant to purchase 12,500,000 shares of the Company’s common stock, and (iii) a commitment fee in the form of 12,500,000 shares of the Company’s common stock.

Mast Hill Equity Purchase Agreement and Registration Rights Agreement to Mast Hill Fund, L.P.

On March 8, 2022, we entered into an equity purchase agreement with Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which, upon the terms and subject to the conditions thereof, Mast Hill is committed to purchase, shares of our common stock at an aggregate price of up to $5,000,000 over the course of its term.

Additionally, in connection with the execution of the equity purchase agreement, the Company issued Mast Hill five (5) common stock purchase warrants, respectively, for the purchase of (i) 500,000 shares of common stock, (ii) 1,000,000 shares of common stock, (iii) 1,000,000 shares of common stock, (iv) 2,500,000 shares of common stock, and (v) 62,500,000 shares of the Company’s common stock at the Exercise Price (as such term is defined in each warrant) per share then in effect.

The Company also entered into a registration rights agreement whereby the Company shall (i) file with the United States Securities and Exchange Commission (the “SEC”) a registration statement within forty-five (45) days of the date of such agreement; and (ii) have the registration statement declared effective by the Commission within ninety (90) days after the date the registration statement is filed with the SEC (or at the earliest possible date if prior to ninety (90) calendar days from the date hereof), and any amendment declared effective by the SEC at the earliest possible date.

Issuance of Commitment Shares, Note, and Warrant to Mast Hill Fund, L.P.

On March 15, 2022, we entered into a securities purchase agreement with Mast Hill Fund, L.P. (the “Mast Hill”) with respect to the sale and issuance to the Mast Hill of: (i) a promissory note in the aggregate principal amount of $250,000, (ii) a common stock purchase warrant to purchase up to an aggregate of 12,500,000 shares of the Company’s common stock, and (iii) 12,500,000 shares of common stock.

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

Development Costs

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending March 31, 2022 and 2021. Net loss for the three months ended March 31, 2022 and 2021 were $304,826 and $213,122, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $284,202 and $199,225 during the three months ended March 31, 2022 and 2021, respectively. The increase in operating expenses is the result of higher consulting expenses and legal expenses.

	Quarter Ended March 31,		Change in 2022 Versus 2021
	2022	2021	$	%
Operating expense
Officer salary	$47,500	$47,500	$-0-	-0-%
Research and development	44,551	16,822	27,729	164.8%
General and administrative	192,151	134,903	57,248	42.4%
Total operating expense	$284,202	$199,225	$84,977	42.7%

Research and Development

Research and development expenses totaled $44,551 and $16,822 for the three months ended March 31, 2022 and 2021, respectively. The increase of $27,729, or 164.8%, in 2022 compared to 2021 was primarily attributable to increased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $192,151 and $134,903 for the three months ended March 31, 2022 and 2021, respectively. The increase of $57,248, or 42.4%, in 2022 compared to 2021 was primarily the result of an increase in consulting and legal expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totaled $304,246 and ($13,897) for the three months ended March 31, 2022 and 2021, respectively.

	Quarter Ended March 31,		Change in 2022 Versus 2021
	2022	2021	$	%
Gain (loss) on change in derivatives	326,919	-0-	326,919	100.0%
Gain on PPP loan forgiveness	-0-	-0-	-0-	-0-
Interest Expense	(22,673)	(13,897)	(8,776)	(63.2)%
Total other (income) expense	$304,246	$(13,897)	$318,143	2,289.3%

Interest income (expense)

We had net interest expense of $22,673 in the three months ended March 31, 2022 compared to ($13,897) net interest expense for the three months ended March 31, 2021. The increase of ($8,776) was attributable to higher deferred officer salary.

Gain (loss) on change in derivatives

We had a gain (loss) on change in derivatives of $326,919 in the three months ended March 31, 2022 compared to a $0 gain (loss) on change in derivatives for the three months ended March 31, 2021.

Gain on PPP loan forgiveness

We recognized $0 on the forgiveness of a PPP loan during the three months ended March 31, 2022.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of $30,269,453 as of March 31, 2022 and anticipate that we will continue to incur additional losses for the foreseeable future. Through March 31, 2022, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $27.5 million from inception through March 31, 2022.

	Nine Months Ended March 31,		Change in 2022 Versus 2021
	2022	2021	$	%
Cash at beginning of period	$10,325	$71,377	$(61,052)	(85.6)%
Net cash used in operating activities	(812,852)	(425,620)	(387,232)	(91.0)%
Net cash used in investing activities	—	—	—	—
Net cash provided by financing activities	1,109,257	375,837	733,420	195.1%
Cash at end of period	$306,730	$21,594	$285,136	1320.4%

Net Cash Used in Operating Activities

Net cash used in operating activities was $812,852 and $425,620 for the nine months ended March 31, 2022 and 2021, respectively. The increase of $387,232 in cash used during 2022 compared to 2021 was primarily attributable to an increase in consultant costs and legal expenses.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the nine months ended March 31, 2022 and 2021, respectively.

Net Cash Provided by Financing Activities

During the nine months ended March 31, 2022, net cash provided by financing activities was $1,109,257, compared to $375,837 for the nine months ended March 31, 2021. The increase of $733,420 was due to higher sales of the Company’s securities in private placements. We continue to seek funding through private placement sales of equity to fund our continued operations, sales and marketing and ongoing research and development programs.

Equity Financing Agreement

Issuance of Commitment Shares, Notes and Warrants to Three Investors

On January 27, 2022, we entered into separate securities purchase agreements with three investors, for the sale and issuance to each investor of: (i) a promissory note in the aggregate principal amount of $250,000, (ii) a common stock purchase warrant to purchase 12,500,000 shares of the Company’s common stock, and (iii) a commitment fee in the form of 12,500,000 shares of the Company’s common stock.

Mast Hill Equity Purchase Agreement and Registration Rights Agreement to Mast Hill Fund, L.P.

On March 8, 2022, we entered into an equity purchase agreement with Mast Hill Fund, L.P. (“Mast Hill”), pursuant to which, upon the terms and subject to the conditions thereof, Mast Hill is committed to purchase, shares of our common stock at an aggregate price of up to $5,000,000 over the course of its term.

Additionally, in connection with the execution of the equity purchase agreement, the Company issued Mast Hill five (5) common stock purchase warrants, respectively, for the purchase of (i) 500,000 shares of common stock, (ii) 1,000,000 shares of common stock, (iii) 1,000,000 shares of common stock, (iv) 2,500,000 shares of common stock, and (v) 62,500,000 shares of the Company’s common stock at the Exercise Price (as such term is defined in each warrant) per share then in effect.

The Company also entered into a registration rights agreement whereby the Company shall (i) file with the United States Securities and Exchange Commission (the “SEC”) a registration statement within forty-five (45) days of the date of such agreement; and (ii) have the registration statement declared effective by the Commission within ninety (90) days after the date the registration statement is filed with the SEC (or at the earliest possible date if prior to ninety (90) calendar days from the date hereof), and any amendment declared effective by the SEC at the earliest possible date.

Issuance of Commitment Shares, Note, and Warrant to Mast Hill Fund, L.P.

On March 15, 2022, we entered into a securities purchase agreement with Mast Hill Fund, L.P. (the “Mast Hill”) with respect to the sale and issuance to the Mast Hill of: (i) a promissory note in the aggregate principal amount of $250,000, (ii) a common stock purchase warrant to purchase up to an aggregate of 12,500,000 shares of the Company’s common stock, and (iii) 12,500,000 shares of common stock.

Comparison of the Nine Months Ended March 31, 2022 and 2021

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the nine months ending March 31, 2022 and 2021. Net loss for the nine months ended March 31, 2022 and 2021 were $1,766,124 and $896,786, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $1,207,582 and $624,867 during the nine months ended March 31, 2022 and 2021, respectively. The increase in operating expenses is the result of higher consulting expenses and legal expenses.

	Nine Months Ended March 31,		Change in 2022 Versus 2021
	2022	2021	$	%
Operating expense
Officer salary	$142,500	$142,500	$-0-	-0-%
Research and development	113,446	60,761	52,685	86.7%
General and administrative	951,636	421,606	530,030	125.7%
Total operating expense	$1,207,582	$624,867	$582,715	93.3%

Research and Development

Research and development expenses totaled $113,446 and $60,761 for the nine months ended March 31, 2022 and 2021, respectively. The increase of $52,685, or 86.7%, in 2022 compared to 2021 was primarily attributable to increased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $951,636 and $421,606 for the nine months ended March 31, 2022 and 2021, respectively. The increase of $530,030 or 125.7%, in 2022 compared to 2021 was primarily the result of an increase in consulting and legal expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totaled $191,917 and $108,344 for the nine months ended March 31, 2022 and 2021, respectively.

	Nine Months Ended March 31,		Change in 2022 Versus 2021
	2022	2021	$	%
Gain (loss) on change in derivatives	(110,449)	(62,465)	(47,984)	(76.8)%
Gain on PPP loan forgiveness	20,832	-	20,832	-
Interest Expense	(102,300)	(45,879)	(56,421)	(24.6)%
Total other (income) expense	$(191,917)	$(108,344)	$(83,573)	(77.1)%

Interest income (expense)

We had net interest expense of $102,300 in the nine months ended March 31, 2022 compared to $45,879 net interest expense for the nine months ended March 31, 2021. The increase of $56,421 was attributable to higher deferred officer salary.

Gain (loss) on change in derivatives

We had a loss on change in derivatives of $110,449 in the nine months ended March 31, 2022 compared to $62,465 loss on change in derivatives for the nine months ended March 31, 2021. The increase of $47,984 was attributable to an increase in convertible debt and Series C Preferred Stock.

Gain on PPP loan forgiveness

We recognized $20,832 on the forgiveness of a PPP loan during the nine months ended March 31, 2022.

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

In connection with the preparation of this Quarterly report on Form 10-Q for the quarter ended March 31, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the three months ended March 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold since July 1, 2021 and not previously reported on a Current Report on Form 8-K. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(a)(2) thereof and Regulation D and Regulation S promulgated thereunder, relating to offers of securities by an issuer not involving any public offering, although none of these were used as of the date of this filing.

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

●

During the three months ended March 31, 2022, the Company issued 77,040,836 shares of common stock, of which zero were issued from stock payable, 15,826,550 were converted from 90,750 shares of Preferred stock, 3,714,286 shares were issued for legal services and 57,500,000 shares were issued in conjunction with securities purchase agreements for net proceeds of $783,000.

●	During the three months ended March 31, 2022, the Company sold 2,000,000 shares of common stock for net proceeds of $19,980. With these issuances the Company also issued warrants to purchase: (i) 2,000,000 shares of common stock at a price of $0.70 per share and (ii) 1,000,000 shares of common stock at a price of $1.00 per share. The warrants expire at various times through February 9, 2023. None of the 2,000,000 shares of common stock were issued during the quarter ended March 31, 2022, and were recognized as stock payable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 5, 2020, the Company issued a $35,000 10% convertible note to GHS in relation to the equity financing agreement. The note was due on December 5, 2020 and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totaling $5,000. During the year ended June 30, 2020, $2,127 of the debt discount was amortized. For the three month period ended September 30, 2020, $3,804 of the debt discount was amortized. As of December 31, 2021, all $5,000 of the debt discount was fully amortized and the note was at its full amount of $35,000. As of March 31, 2022, the note has not been paid and currently is in default.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On March 8, 2022, the Company entered into a securities purchase agreement with Mast Hill Fund, LP (“Mast Hill”), in which Mast Hill shall purchase up to five million dollars ($5,000,000) of the Company’s common stock. In connection with the execution of the Agreement, on March 8, 2022, the Company issued Mast Hill five (5) common stock purchase warrants, respectively, for the purchase of (i) 500,000 shares of common stock (the “First Warrant”), (ii) 1,000,000 shares of common stock (the “Second Warrant”), (iii) 1,000,000 shares of common stock (the “Third Warrant”), (iv) 2,500,000 shares of common stock (the “Fourth Warrant”), and (v) 62,500,000 shares of the Company’s common stock (the “Fifth Warrant”) at the Exercise Price per share then in effect.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

		Filed or Furnished	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	Filing Date
3.01	Articles of Incorporation of SmartMetric, Inc. 12/18/02		SB-2	3.1	09/03/04

3.02	Amendment to Articles of Incorporation dated 12/11/09		8-K	3.1	12/18/09

3.03	Amendment to Articles of Incorporation dated 06/08/16		10-K	3.5	09/28/16

3.04	Amendment to Articles of Incorporation dated 10/17/19		8-K	3.1	12/11/19

3.05	Amendment to Articles of Incorporation dated 05/24/21		8-K	3.1	05/28/21

3.06	Series B Preferred Stock Certificate of Designations dated 12/11/09		8-K	3.2	12/18/09

3.07	Amendment to Series B Preferred Stock Certificate of Designation dated 11/05/14		10-Q	3.1	11/14/14

3.08	Amendment to Series B Preferred Stock Certificate of Designation dated 06/08/16		10-K	3.4	09/28/16

3.09	Series C Preferred Stock Certificate of Designations dated 01/14/19		8-K	3.1	01/18/19

3.10	Series D Preferred Stock Certificate of Designations dated 07/27/21		8-K	3.1	07/29/21

3.11	Amended and Restated Bylaws of SmartMetric		8-K	3.1	04/26/16

3.12	Amended and Restated Bylaws of SmartMetric		8-K	3.1	04/29/21

4.1	Promissory Note in the principal amount of $300,000 dated 07/23/21		8-K	4.1	07/29/21

4.2	Common Stock Purchase Warrant dated 07/23/21		8-K	4.2	07/29/21

4.3	Form of Promissory Note dated 01/27/22		8-K	4.1	02/03/22

4.4	Form of Common Stock Purchase Warrant dated 01/27/22		8-K	4.2	02/03/22

4.5	Form of Common Stock Purchase Warrant dated 03/08/22		S-1	4.13	05/23/22

4.6	Promissory Note in the principal amount of $250,000 dated 03/15/22		8-K	4.1	03/21/22

4.7	Common Stock Purchase Warrant dated 03/15/22		8-K	4.2	03/21/22

10.1	Securities Purchase Agreement dated 07/23/21		8-K	10.1	07/29/21

10.2	Form of Securities Purchase Agreement dated 01/27/22		8-K	10.1	02/03/22

10.3	Equity Purchase Agreement dated 03/08/22		S-1	10.19	05/23/22

10.4	Registration Rights Agreement dated 03/08/22		S-1	10.20	05/23/22

10.5	Securities Purchase Agreement dated 03/15/22		8-K	10.1	03/21/22

10.6**	Waiver and Consent Agreement dated 11/03/21		10-Q	10.2	02/15/22

10.7	Employment Agreement with Chaya Hendrick dated 05/13/22		S-1	10.7	05/23/22

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	X

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
**	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTMETRIC, INC.

Dated: May 23, 2022	By:	/s/ Chaya Hendrick
Chaya Hendrick, President,
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: May 23, 2022	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer
(Principal Financial Officer)