Form 10-K
period 2022-06-30
SmartMetric, Inc.
filed 2022-10-14
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of October 13, 2022, there were 472,859,208 shares of common stock, par value $0.001 issued and outstanding.

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

Corporate History and Overview

SmartMetric, Inc. (“SmartMetric” or the “Company”) is a company that was incorporated pursuant to the laws of Nevada on December 18, 2002 and is focused on the biometric technology manufacturing industry. SmartMetric has an issued patent covering technology that involves connection to networks using data cards (smart cards and EMV cards). In addition, SmartMetric holds the sole license to five issued patents covering features of its biometric fingerprint activated cards. SmartMetric’s main products are fingerprint sensor activated payments card for use in the credit and debit card industry, which are currently under development. The SmartMetric fingerprint biometric cards being developed by the Company have a rechargeable battery allowing for portable biometric identification and card activation prior to being presented to or inserted in, a credit or debit card reader. These cards are herein sometimes referred to as a biometric card or the SmartMetric Biometric Card.

The Market for Biometric Credit Cards

Estimated Market Size

The estimated size of the market for biometric credit and debit cards is significant. While the company is not making any projections on the actual size of the market a number of industry figures point to the outsized market size and potential.

According to EMVCo, which is a credit card standards body responsible for the licensing and rules governing EMV chips used on today’s credit and debit cards, more than 10 billion EMV chip cards have been issued by banks globally.

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

Answer 1: $69.95 onetime charge for the life of the card (3 years) 60.2%

Answer 2: $8.95 per month (includes identity theft insurance) 39.7%

Given these consumer research results and given the number of credit cards issued by banks, it is a large potential market that SmartMetric is developing its product for.

All credit and debit cards that are to be issued by a Bank must be tested and approved of by the card brand network that the card is to operate on. Visa, MasterCard, American Express and Diners brands and networks all have their own individual testing and approval procedures. The card brand that SmartMetric is working with published its biometric testing procedures in March of 2021. This caused SmartMetric to make changes to its card design, adding its newly invented anti-spoofing live fingerprint detection technology to its biometric card.

The SmartMetric Biometric Technology and Products

SmartMetric’s founder, Chaya Hendrick, is the originator and inventor of various miniature biometric activated cards, including the SmartMetric biometric fingerprint activated payments card with an embedded fully functional fingerprint reader inside the card, which is currently in development. The design of the card is the size and thickness of a standard credit card. The SmartMetric biometric payments card should provide high level security for credit and debit cards by adding biometric authentication and activation to Europay, MasterCard and Visa (“EMV”) chip cards in use around the world. The SmartMetric biometric payments card will be engineered to be inoperable with existing EMV chip card readers, ATMs as well as banking payments infrastructure. Using the advanced electronic miniaturization by SmartMetric to make its biometric credit/debit cards, the Company is also in development of a multi-functional biometric building access control and logical network access card.

SmartMetric has commenced efforts towards creating a biometric health insurance card with memory for storing a person’s medical files, including medical images. This should allow a person to securely take with them their private medical files inside the card when traveling away from home. For the first time, a person’s complete medical files would be stored in a credit card-sized card and the information is only able to be accessed by the card holder’s own fingerprint.

SmartMetric is developing its rechargeable battery powered fingerprint reader that is of a scale that fits “inside” a standard credit or debit card. The cardholder would then have stored inside the card his or her fingerprint. To activate the card, the person would swipe the fingerprint sensor, the sensor would connect to an internal microprocessor that manages the fingerprint sensor, fingerprint image capture and comparison matching with the pre-stored fingerprint of the cardholder held in the internal electronic memory of the card. The card is being designed to have a surface mounted EMV chip as found on EMV banking chip cards that is activated or turned on only after a card holder’s fingerprint has been scanned and verified using the SmartMetric miniature “in-card” biometric scanner. It is important to note that as of the date of this filing, no prototype yet exists.

There are over ten (10) billion EMV chip cards used by banks around the world for credit cards, ATM cards and debit cards according to EMVco. SmartMetric sees this existing user base as a natural market for its advanced biometric activated card technology for the credit and debit card market. SmartMetric has established a network of card manufacturers and technology distributors to market its in-card biometric products to card issuing banks and in the case of the SmartMetric biometric security card, to businesses, once fully developed.

SmartMetric is also developing a multi-function logical and physical access security card the size and thickness of a standard credit card. Utilizing the small size breakthroughs by the Company in its biometric payments card development, SmartMetric is now developing a biometric security card that is the size and thickness of a standard credit card that can easily fit inside a person’s wallet.

As with the biometric payments card, the SmartMetric security card will have an internal rechargeable battery that is used to power the card’s internal processor used in the biometric fingerprint scan. All functions and operations of the card are subject to a valid fingerprint scan and match of the card user.

Additional technological advances have now been made with regard to both the Company’s biometric credit/debit card and its multifunction cyber security, building access biometric card, both of which are still under development and have not yet been produced.

In Card Fingerprint Matching and Verification

The SmartMetric Biometric card will incorporate a rechargeable, lithium polymer battery. This battery should be rechargeable and very thin, and it has been designed by SmartMetric to fit inside the SmartMetric fingerprint credit card sized card. This battery is planned to be manufactured by a third party unaffiliated with the Company to SmartMetric’s specifications. This battery is planned to be embedded inside the card.

Other components needed for manufacture of the SmartMetric Biometric Card include, but are not limited to, sensors, microchips, memory chips and processor chips. The ultra-thin circuit board developed by SmartMetric has, in total, nearly 200 active and passive components. The sources and availability of these materials are numerous, and readily available in SmartMetric’s view, and should not affect the ability of SmartMetric to meet future demand. However, the supply of memory processors and passive components may be interrupted at any time based on global supply/demand issues. We are still in our design and development phase and have not experienced component supply issues to date, and we plan, as a matter of policy, to alternative component sources to mitigate and protect against future potential supply chain issues.

The biometric card is being designed to offer the option of a built-in radio frequency transmitter for contactless access and identity verification. The RFID contactless chip transmission would then be turned on using the card users fingerprint verification.

The thinness form factor of many of the planned components has also resulted in the Company having to develop its own process for high volume electronic assembly. The Company believes that it has also successfully overcome the challenge of developing a process of encapsulating the electronics in plastic to create the credit card sized biometric fingerprint activated card that also has an internal rechargeable battery.

Standard credit card manufacturing utilizes machines that require high pressure and high temperature in fusing top and bottom sheets of plastic together thereby encasing any electronics inside the card. Given the complexity of the card’s electronics and vulnerability to an assembly process involving high heat and high pressure, damage to the electronic circuitry in our planned biometric card is a major challenge for the Company to overcome. Research and development activities of the Company have allowed the Company to develop a production plan and process that addresses this challenge, and this trade secret process should protect the silicon and internal battery that will be mounted directly onto the card’s internal electronics circuit board.

The Security Technology Industry

SmartMetric Biometric Multi-Function Security Card

SmartMetric is developing a multi-function logical and physical access security card the size and thickness of a standard credit card. Utilizing the small size breakthroughs by the Company in its biometric payments card development, SmartMetric is developing a biometric security card that can easily fit inside a person’s wallet.

As with the biometric payments card, the SmartMetric security card will have an internal rechargeable battery that is used to power the card’s internal processor used in the biometric fingerprint scan. All functions and operations of the card are subject to a valid fingerprint scan and match of the card user.

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

6.	Changeable security code on reverse of card for additional log on security

Cybersecurity and identity validation for network access control, physical building entry and secure on-the-spot identity security is now handled by the revolutionary biometric activated cyber and ID multi-function security card which has been in development by SmartMetric.

From governments to the workplace, better, stronger security is desired across the enterprise. Our new biometric multifunction security card should provide a revolutionary biometric based solution that is portable, easily integrated and backward compatible to existing backend security infrastructure.

The new multifunction biometric security card by SmartMetric is engineered to provide a large leap forward in the Cyber and Access Security world according to SmartMetric.

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

The adopted method for this kind of anti-spoofing detection within the biometric industry is performed through intelligent software analysis done at the time of the fingerprint scan. SmartMetric has tested this methodology and was not confident in its robustness in performing the task at hand. So as to ensure a high level of anti-spoofing capability, SmartMetric has developed its own method that it believes exceeds the normal standard within the biometric industry.

SmartMetric is in development of its advanced live finger detection method and is now working on its incorporation into the company’s biometric card. Once this has been completed, the company will then be presenting its card for testing as a biometric card to the global payments network. SmartMetric has received a license from this network to move forward with its product testing by the networks designated biometric card test laboratory.

The company’s product is being engineered differently from most other biometric cards that have been announced in that it has its own internal rechargeable battery. This is important and a must if the card is to be used at ATM’s.

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

The card being developed by SmartMetric has its own ARM Cortex processor along with additional memory. The user’s fingerprint is stored inside the cards memory and is protected by advanced very strong elliptic curve cryptography.

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

On July 14, 2022, the Company paid the note in full. See subsequent events.

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

Pursuant to a licensing and royalty agreement, entered into on September 11, 2017 by the Company and Chaya Hendrick, our founder and CEO, we received a license to certain patents related to our technologies until the expiration of such patents in exchange for the following: (i) issuance of 200,000 Series B Convertible Preferred Shares, (ii) 5% of gross revenues derived from the sale of products derived from the patents, and (iii) annual payments beginning at $50,000 per annum, increased by 100% of each previous year (offset against 5% gross revenue royalty payments). We believe these patents are instrumental our business plan and if we are unable to make such required payments under the license agreement, Chaya Hendrick may terminate the agreement, which may materially impact our business plan. As of June 30, 2022, we had issued the 200,000 shares of Series B Convertible Preferred Stock as required by the license agreement, and Ms. Hendrick had waived the right to annual payments through June 30, 2022. There can be no assurances that we will be able to continue to meet our financial obligations under the terms of the agreement unless we are able to raise additional capital through the sale of our securities or derive revenue from some other source.

Where to Find More Information

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports. These materials are available on the Company’s website at www.smartmetric.com or on the SEC’s web site, http://www.sec.gov.

Item 1A.	Risk Factors

The Company, as a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act), is not required to furnish information required by this item. However, the following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Annual Report or presented elsewhere by management from time to time. We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Annual Report, may adversely affect our business, operating results and financial condition. The uncertainties and risks enumerated below as well as those presented elsewhere in this Annual Report should be considered carefully in evaluating us, our business and the value of our securities.

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

From inception through June 30, 2022, we have raised approximately $28,000,000 through the sale of our securities. During this same period, we have recorded an accumulated deficit of approximately $30,496,042. Our net losses for the two most recent fiscal years ended June 30, 2022 and 2021 were $1,687,438 and $924,728, respectively. We have never made any sales and have never generated revenues and we anticipate none will be generated for the foreseeable future. We expect to incur significant operating losses for the foreseeable future as we continue the development of our products. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely source of such additional capital is the sale of our securities. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

To date, we have generated only losses, which are expected to continue for the foreseeable future.

For the years ended June 30, 2022 and 2021, we incurred a net loss of $1,687,438 and $924,728, respectively. We may not be able to achieve expected results, including any guidance or outlook it may provide from time to time.

We may continue to incur losses and may be unable to achieve profitability. We cannot assure you that our net losses and negative cash flow will not accelerate and surpass our expectations, nor can we assure you that we will ever generate any net income or positive cash flow.

We may not be able to continue as a going concern if we do not obtain additional financing by December 31, 2022.

Since our inception, we have funded our operations primarily through the sale of our securities. Our cash and cash equivalents balance at June 30, 2022 was $126,791. Based on our current expected level of operating expenditures, we expect to only be able to fund our operations through the second quarter (ending December 31, 2022) of our fiscal year ending June 30, 2023, at which time we will need additional capital. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

If we are unable to continue as a going concern, our securities will have little or no value.

Although our financial statements have been prepared under the assumption that we would continue our operations as a going concern, there is substantial doubt about our ability to continue as a going concern, based on our financial statements and results of operations at that time. Specifically, as noted above, we have experienced losses from operations and negative cash flows from operating activities due primarily to relatively high general and administrative expenses associated with launching our business and also due our Company not yet entering the card manufacturing phase._____.

Although our audited financial statements for the years ended June 30, 2022 and 2021, were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the years ended June 30, 2022 and 2021, contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on our financial statements and results at that time, including sustaining recurring losses and having an accumulated deficit as of June 30, 2022.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. In addition, as noted above, continued operations and our ability to continue as a going concern will likely be dependent on our ability to obtain additional financing in the near future and thereafter, and there are no assurances that such financing will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through sales of our products, financings or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our shareholders would likely lose most or all of their investment in us.

We entered into a royalty and licensing agreement with Chaya Hendrick, our CEO, which requires substantial payments by us on an annual basis and additionally in the event gross revenues are derived, which could harm our financial position.

Pursuant to a licensing and royalty agreement, entered into on September 11, 2017 by the Company and Chaya Hendrick, our founder and CEO, we received a license to certain patents related to our technologies until the expiration of such patents in exchange for the following: (i) issuance of 200,000 Series B Convertible Preferred Shares, (ii) 5% of gross revenues derived from the sale of products derived from the patents, and (iii) annual payments beginning at $50,000 per annum, increased by 100% of each previous year (offset against 5% gross revenue royalty payments). We believe these patents are instrumental our business plan and if we are unable to make such required payments under the plan, Chaya Hendrick may terminate the agreement, which may materially impact our business plan. As of June 30, 2022, we had issued the 200,000 shares of Series B Convertible Preferred Stock as required by the license agreement, and Ms. Hendrick had waived the right to annual payments through June 30, 2022. There can be no assurances that we will be able to continue to meet our financial obligations under the terms of the agreement unless we are able to raise additional capital through the sale of our securities or derive revenue from some other source.

As of June 30, 2022, the Company owes Chaya Hendrick, our CEO, $753,475 in deferred officer salary, of which the failure to pay could result in Chaya Hendrick’s termination of employment, the result of which would materially harm our business.

We currently have not paid $753,475 in salary owed to Chaya Hendrick pursuant to Chaya Hendrick’s employment agreement outstanding with us as of June 30, 2022. While Chaya Hendrick continues to support the Company and continues to operate as its CEO, President and chairman of the Board of Directors, there can be no assurances that this will continue if we fail to pay back salaries and future salary owed. Additionally, as of July 1, 2017, all prior and future deferred salary owed will bear interest at a rate of 7% per annum. In the event Chaya Hendrick terminates employment for lack of payment, the Company believes such loss would cause irreparable harm to our product development and would materially harm our business prospects. Additionally, there can be no assurances that Chaya would not attempt to foreclose on our assets in order to satisfy such debt obligations.

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

We are authorized under our certificate of incorporation to issue up to 605,000,000 shares consisting of 600,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of October 13, 2022, we have issued and outstanding 647,886,336 shares of common stock; 610,000 shares of Series B Convertible Preferred Stock that are convertible into 30,500,000 shares of common stock at the election of the holder; and 65,425 shares of shares of Series C Convertible Preferred Stock. Additionally, we have 45,997,852 shares of common stock reserved upon the exercise of outstanding purchase warrants. Accordingly, as of June 30, 2022 we are entitled to issue up to 1,752,113,664 additional shares of common stock, and 4,390,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2022, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of June 30, 2022.

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

From time to time, we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to us or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

Item 4.	Mine Safety Disclosures.

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of September 15, 2022, 647,886,336 shares of our common stock were issued and outstanding.

There is no “established trading market” for shares of the Company’s common stock. As of June 30, 2022, the Company’s common stock was quoted on the OTC Link LLC alternative trading system operated by OTC Markets Group, Inc. under the symbol “SMME” at the OTCQB level. No assurance can be given that any “established trading market” for the Company’s common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the fiscal years ended June 30, 2022 and 2021, is shown below, as quoted by http://finance.yahoo.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
September 30, 2020	$0.02	$0.01
December 31, 2020	$0.02	$0.01
March 31, 2021	$0.05	$0.02
June 30, 2021	$0.03	$0.02
September 30, 2021	$0.02	$0.01
December 31, 2021	$0.02	$0.01
March 31, 2022	$0.04	$0.01
June 30, 2022	$0.01	$0.01

The future sale of the Company’s presently outstanding “unregistered” and “restricted” common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any “established trading market” that may develop in the shares of the Company’s common stock.

Holders

As of September 15, 2022, the Company had approximately 1,131 shareholders of record of common stock, including shares held in “street name” by banks, brokerage clearing houses, depositories or otherwise in unregistered form. The Company does not know the beneficial owners of such shares, or the number of beneficial holders of such shares.

Dividend Distributions

We have not historically distributed dividends to stockholders, nor do we intend to do so in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any securities authorized for issuance under equity compensation plans.

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;

-	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

-	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-	bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and

-	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Transfer Agent

The transfer agent for our common stock is Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, NJ 07601.

Rule 10B-18 Transactions

During the fiscal year ended June 30, 2022, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the three months ended June 30, 2022, we issued securities that were not registered under the Securities Act as described below. All of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act as there was no general solicitation and the shares were issued in private offering transaction. Additionally, the common stock issuances described below upon conversion of preferred stock were also issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act as the shares of common stock were issued solely in exchange for other securities of the Company held by the stockholder, there was no additional consideration for each of the exchanges, and there was no remuneration for the solicitation of each of the exchanges.

On May 4, 2022, the Company issued 3,684,211 shares of common stock to Geneva Roth Remark upon its conversion of 16,300 Preferred C shares.

On May 13, 2022, the Company issued 4,565,217 shares of common stock to Geneva Roth Remark upon its conversion of 20,000 Preferred C shares.

On May 18, 2022, the Company issued 2,000,000 shares of common stock to an investor for $5,000 cash.

On May 18, 2022, the Company issued 1,000,000 shares of common stock to an investor for $5,000 cash.

On May 18, 2022, the Company issued 125,000 shares of common stock to an investor for $625 cash.

On May 18, 2022, the Company issued 250,000 shares of common stock to an investor for $1,250 cash.

On May 24, 2022, the Company issued 3,714,286 shares of common stock to Mitchell, Silberberg, Knupp in exchange for legal services valued at $25,000.

On June 1, 2022, the Company issued 2,187,500 shares of common stock to Geneva Roth Remark upon its conversion of 8,125 Preferred C shares.

On June 7, 2022, the Company issued 5,526,316 shares of common stock to Geneva Roth Remark upon its conversion of 20,000 Preferred C shares.

On June 16, 2022, the Company issued 6,176,471 shares of common stock to Geneva Roth Remark upon its conversion of 20,000 Preferred C shares.

On June 22, 2022, the Company issued 2,305,743 of common stock to Geneva Roth Remark upon its conversion of 20,000 Preferred C shares.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the year ended June 30, 2022 and June 30, 2021.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

To date, we have devoted substantially all of our efforts and financial resources to the development of our SmartMetric Card. Since our inception in 2002, we have generated no revenue from product sales and have funded our operations principally through the private sales of our equity securities. We have never been profitable and, as of June 30, 2022, we had an accumulated deficit of approximately $30,503,856. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our technologies and advance them to market.

Our cash and cash equivalents balance at June 30, 2022 was approximately $126,791 representing 72.3% of total assets. Notwithstanding our recent capital raises, based on our current expected level of operating expenditures, we expect to be able to fund our operations into the quarter beginning April 1, 2023. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $1,687,348 and $924,728 for the period ending June 30, 2022 and 2021, respectively, and has incurred a cumulative loss of $30,496,042 since inception (December 18, 2002). These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing. The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Patent Impairment - When the carrying balance of the Company’s patent is more than what it could be sold for on the open market and/or is not recoverable through future use, the Company decreases its value. In determining whether the carrying value is not recoverable, the Company estimates the sum of the expected cash flows from the use of the patent or its possible sale. If the results in an amount less that the patent’s value on the financial statements, the Company will deem the patent’s carrying value on the balance sheet to be impaired by the amount that the carrying value exceeds the fair market value of the asset. The decrease in the patent’s value will then be included as a loss in the Company’s profit and loss statement. The Company had no patent asset recorded at June 30, 2022.

Cash - The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at June 30, 2022 and 2021.

Result of Operations

Year Ended June 30, 2022 Compared to the Year Ended June 30, 2021

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the years ending June 30, 2022 and 2021. We did not generate any revenues during the years ending June 30, 2022 and 2021. Net loss for the years ended June 30, 2022 and 2021 were $1,687,348 and $944,203, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expenses were $1,133,502 and $821,824 during the years ended June 30, 2022 and 2021, respectively. The increase in operating expenses is the result of increasing research and development expenses and general and administrative expenses as a result of increasing product development activities during the fiscal year ended June 30, 2022, as compared to June 30, 2021, as set forth below.

	Year Ended June 30,		Change in 2022 Versus 2021
	2022	2021	$	%
Operating Expenses
Research and development	$128,616	$76,344	$52,272	68.5%
General and administrative	814,886	555,480	259,406	46.7%
Officer salary	190,000	190,000	—	(0)%
Total operating expense	$1,133,502	$821,824	$311,678	37.9%

Research and Development

Research and development expenses were $128,616 and $76,344 for the years ended June 30, 2022 and 2021, respectively. The increase of $52,272, or 68.5%, in 2022 compared to 2021 was primarily attributable to an increase in engineering costs associated with increased development efforts in the most recent fiscal year as compared to the prior fiscal year.

Our research and development expenses consist primarily of expenditures related to engineering development of our card product.

General and Administrative

General and administrative expenses were $814,886 and $555,480 for the years ended June 30, 2022 and 2021, respectively. The increase of $259,406 or 46.7%, in 2022 compared to 2021 was primarily the result of an increase in consulting expenses for research and development during the most recent fiscal year as compared to the prior fiscal year.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Officer salary was $190,000 for the fiscal years ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of approximately $30.5 million as of June 30, 2022, and anticipate that we will continue to incur additional losses for the foreseeable future. Through June 30, 2022, we have funded our operations through the private sale of our equity securities and exercise of options and warrants, resulting in gross proceeds of approximately $27 million. Cash and cash equivalents at June 30, 2022 were $126,791.

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

	Year Ended June 30,
	2022	2021
Cash at beginning of period	$10,325	$71,377
Net cash used in operating activities	(1,042,743)	(548,107)
Net cash used in investing activities	—	—
Net cash provided by financing activities	1,159,209	487,055
Cash at end of period	$126,791	$10,325

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,042,743 and $548,107 for the years ended June 30, 2022 and 2021, respectively. The increase of $494,636 in cash used during 2022 compared to 2021 was primarily attributable to higher consulting and legal expenses during the most recent fiscal year as compared to the prior fiscal year.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for years ended June 30, 2022 and 2021, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,159,209 for the year ended June 30, 2022 compared to $506,530 for the year ended June 30, 2021. The increase of $652,679 was due to increased private placement sales during the most recent fiscal year as compared to the prior fiscal year. We are actively seeking sources of financing to fund our continued operations and research and development programs.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended June 30, 2022 and 2021, together with the reports of the independent registered public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain limited “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of June 30, 2022.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has not identified any material weaknesses as of June 30, 2022 and our internal controls over financial reporting were effective at the reasonable assurance level.

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

Changes in Internal Controls

During the fiscal year ended June 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

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

Name	Age	Position with the Company
Chaya Hendrick	66	President, Chief Executive Officer and Chairman of the Board
Jay M. Needelman, CPA	54	Chief Financial Officer, Director
Elizabeth Ryba	71	Director

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

JAY M. NEEDELMAN, CPA, has been the Chief Financial Officer and a director of SmartMetric since 2007. Mr. Needelman has over 29 years of experience in public accounting. A 1991 graduate of Florida State University in Tallahassee, Fl, Mr. Needelman began his career in public accounting in Miami, Fl, in 1991. After working for two different firms, Mr. Needelman founded his own firm in late 1992.

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

Summary Compensation Table

Officer. The table below sets forth, for the fiscal years ended June 30, 2022 and 2021, the compensation earned by each person acting as our Chief Executive Officer and Chief Financial Officer. The Company’s only employee is our Chief Executive

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chaya Hendrick	2022	$190,000	-0-	-0-	-0-	-0-	-0-	$-0-	$190,000
(President, Chief Executive Officer, Chairman of the Board (1)	2021	$190,000	-0-	-0-	-0-	-0-	-0-	$-0-	$190,000

Jay Needelman	2022	$15,000	-0-	-0-	-0-	-0-	-0-	-0-	$15,000
(Chief and Principal Financial Officer, Director) (5)	2021	$15,000	-0-	-0-	-0-	-0-	-0-	-0-	$15,000

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

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Director/Officer	Number of Shares of Common Stock (1)		Percentage of Class (1)
	Directors and Executive Officers
Common Stock	Chaya Hendrick (2) 145 East Harmon Avenue, Unit 19620 Las Vegas, NV 89109	Chief Executive Officer, Chairman of the Board of Directors	89,127,778	(2)	13.8%

Common Stock	Jay Needelman, CPA 520 West 47th Street Miami Beach, FL 33140	Director; Chief Financial Officer	-0-		0%

Common Stock	Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	Director	40,000		* %

	All Executive Officers and Directors as a Group (3 persons)		89,167,778		13.8%

	5% Shareholders

*	Less than one percent (1%)

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on June 30, 2022, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) 647,886,336, the total shares of common stock outstanding on September 15, 2022, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of any preferred stock and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	The 89,127,778 shares of common stock include (i) 58,627,778 of Common Stock and; (ii) 610,000 shares of Series B Convertible Preferred Stock convertible into 30,500,000 shares of common stock held by Applied Cryptography, Inc. (“ACI”) and / or Chaya Hendrick. The outstanding shares of Series B Convertible Preferred Stock are entitled to vote on any matter with the holders of Common Stock voting together as one (1) class and shall have that number of votes (identical in every other respect to the voting rights of the holder of common stock entitled to vote at any regular or special meeting of Stockholders) equal to that number of common shares which is not less than 51% of the vote required to approve any action, which Nevada law provides may or must be approved by vote or consent of the common shares or the holders of other securities entitled to vote, if any. Each share of Series B Convertible Preferred Stock is convertible, at the option of the holder, into fifty (50) shares of Common Stock upon the satisfaction of certain conditions and for purposes of determining a quorum of a shareholder meeting, the outstanding shares of Series B Convertible Preferred Stock shall be deemed the equivalent of 51% of all shares of the Company’s Common Stock entitled to vote at such meetings. Our Chairman and Chief Executive Officer, has sole voting and dispositive power over all of the shares beneficially owned by ACI.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Related Party Transactions:

●	Chaya Hendrick, our CEO has made cash advances to the Company periodically in exchange for promissory notes of such face values. As of the years ended June 30, 2022 and 2021, we owed $3,297 and $0, respectively. These notes bear interest at 7.00% per annum.

●	During the years ended June 30, 2022 and 2021, Chaya Hendrick, our CEO deferred $15,833 and $15,833 in annual salary, respectively. As of June 30, 2022 and 2021, respectively, the Company has accrued the amounts of $753,475 and $737,642 as deferred salary for the difference between Chaya Hendrick’s contractual annual salary and the amounts actually paid. These amounts include previously deferred salary prior to the years ended June 30, 2022 and 2021.

●	On September 30, 2015, we entered into an Addendum to the then existing employment agreement of Chaya Hendrick, pursuant to which in consideration for the issuance of 200,000 shares of the Company’s Series B Convertible Preferred Stock, Chaya Hendrick granted the us the first right to purchase or license any patents (the “Patent Option”) relating to “Smartcards” which the Hendrick (i) shall apply for with the relevant patent authorities during the term of the employment agreement, and (ii) are currently applied for with the relevant patent authorities or pending as of the date of the employment agreement. In exchange for the Patent Option the Company agreed, during the term of the such employment agreement, to pay for any fees and/or expenses related to the application for the such patent rights with the relevant patent authorities, including, but not limited to, legal or filing fees. If, upon our receipt of notice of any patent rights in writing; we and Hendrick fail to successfully negotiate and execute a purchase or license agreement as it relates to such patent rights within 60 calendar days of such receipt, Hendrick shall be permitted to retain or transfer such patent rights to a third party without any subsequent notice to us.

●	On September 11, 2017, we entered into a licensing a royalty agreement with Chaya Hendrick, our founder and CEO, whereby we received a license to certain patents related to our technologies until the expiration of such patents in exchange for the following: (i) the issuance to Chaya Hendrick of 200,000 Series B Convertible Preferred Shares, (ii) the payment of 5% of gross revenues derived from the sale of products derived from the patents in the future, and (iii) annual payments beginning at $50,000 per annum, increased by 100% of each previous year (offset against 5% gross revenue royalty payments) for the duration of the term of the agreement. The agreement continues until (i) the terms of the licensed patents expire, (ii) we terminate the agreement with notice to Chaya Hendrick, or (iii) Chaya Hendrick terminates the agreement pursuant to a material breach of our duties or payments contained thereunder. As of June 30, 2022, we had issued the 200,000 shares of Series B Convertible Preferred Stock as required by the license agreement, and Ms. Hendrick had waived the right to annual payments through June 30, 2022.

Item 14.	Principal Accounting Fees and Services

Type of Fees	Year end June 30, 2022	Year end June 30, 2021
Audit Fees
Robert Boyle, CPA	$26,000	$23,000
Audit Related Fees
Tax Fees	—	—
All Other Fees	$—	—
Total Fees	$26,000	$23,000

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

SMARTMETRIC, INC.

Date: September 15, 2022	By:	/s/ Chaya Hendrick
Chaya Hendrick
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chaya Hendrick	Chief Executive Officer and Director	September 15, 2022
Chaya Hendrick	(principal executive officer)

/s/ Jay Needelman	Chief Financial Officer	September 15, 2022
Jay Needelman	(principal financial and accounting officer) and Director

/s/ Elizabeth Ryba	Director	September 15, 2022

SMARTMETRIC, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2021 AND 2020

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Smartmetric, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Smartmetric, Inc. (the “Company”) as of June 30, 2022, the related consolidated statements of operations, changes in stockholders’ (deficit), and cash flows for the year ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses and has an accumulated deficit as of June 30, 2022. These factors raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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
September 15, 2022

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665

Red Bank, NJ 0770

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Balance Sheet

(Audited)

	June 30,	June 30,
	2022	2021
Assets

Current assets:
Cash	$126,791	$10,325
Prepaid expenses and other current assets	13,720	5,000

Total current assets	140,511	15,325

Non-current assets
Deferred financing costs	35,000	35,000

Total assets	$175,511	$50,325

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,052,553	$1,073,786
Liability for stock to be issued	115,790	127,321
Deferred Officer’s salary	753,475	737,642
Related party interest payable	253,898	201,846
Dividends payable	1,858	2,442
Due to shareholders	52,927	41,343
Covid19 SBA loan	20,832	41,664
Convertible note payable, net of discount	35,000	35,000
Derivative liability	155,973	45,524
Convertible interest payable	7,249	3,801
Interest payable	2,625	875

Total current liabilities	2,417,203	2,311,244

Commitments and contingencies (See note 4)
Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1000,000 shares, 146,084 and 196,083 shares issued and outstanding, respectively	59,478	196,083

Stockholders’ deficit:
Class B Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Class A Preferred stock, $.001 par value; 50,000,000 shares authorized 0 and 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 2,400,000,000 shares authorized, 647,886,336 and 446,385,628 shares issued and outstanding, respectively	647,886	446,386
Additional paid-in capital	27,546,376	25,955,367
Accumulated deficit	(30,496,042)	(28,859,365)

Total stockholders’ deficit	(2,301,170)	(2,457,002)

Total liabilities and stockholders’ deficit	$175,511	$50,325

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Operations

	Year Ended June 30,	Year Ended June 30,
	2022	2021
Revenues	$-	$-

Expenses:
Officer’s salary	190,000	190,000
Other general and administrative	814,886	555,480
Research and development	128,616	76,344

Total operating expenses	1,133,502	821,824

Loss from operations before income taxes	(1,133,502)	(821,824)
Interest & Financing Expense	(71,254)	(59,914)
Gain on PPP loan forgiveness	20,832	-
Gain (loss) on change in derivatives	(468,447)	(42,990)
Nonoperating Income (Expense)	(518,869)	(102,904)
Net loss	(1,652,371)	(924,728)
Preferred stock dividends	(7,880)	(163,575)
Net loss available for common stockholders	$(1,687,348)	$(1,088,303)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	549,174,463	413,974,288

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Changes In Stockholders’ (Deficit)

(Audited)

	Preferred Series C				Additional Paid In	Accumulated
	Stock		Common Stock		Capital	Deficit	Total
Balance June 30, 2020	610,000	$610	379,523,000	$379,523	$25,429,261	$(27,771,062)	$(1,961,668)

Shares issued for services	-	-	3,145,440	3,145	15,780	-	18,925

Shares issued of common stock and warrants for cash	-	-	32,500,000	32,500	130,000	-	162,500

Shares converted from Preferred C to common	-	-	31,217,188	31,218	172,149	-	203,367

Valuation of Preferred C and derivative liability	-	-	-	-	208,177	-	208,177

Series C dividends	-	-	-	-	-	(163,575)	(163,575)

Net loss for period	-	-	-	-	-	(924,728)	(924,728)

Balance June 30, 2021	610,000	$610	446,385,628	$446,386	$25,955,367	$(28,859,365)	$(2,457,002)

Shares issued of common stock for warrants and cash			80,040,996	80,041	850,661		930,702

Preferred C shares Converted to Common			76,954,447	76,955	299,546		376,501

Common shares issued for services			19,505,265	19,504	90,802		110,306

Common shares issued for finders fees			25,000,000	25,000	350,000		375,000

Series C Preferred Dividends						15,694	15,694

Net loss for period		-				(1,652,371)	(1,652,371)

Balance June 30, 2022	610,000	$610	647,886,336	$647,886	$27,546,376	$(30,496,042)	$(2,301,170)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements Of Cash Flows

	Year Ended June 30, 2022	Year Ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,687,348)	$(924,728)

Adjustments to reconcile net loss to net cash used in operating activities:

Common stock issued and issuable for services	485,306	18,926
Non cash financing expense		49,322
Gain (loss) on fair value of derivative liability	110,449	112,565
Gain on PPP loan forgiveness	(20,832)	-
Amortization of debt discount	30,000	2,873

Changes in assets and liabilities
Increase (Decrease) in prepaid expenses and other current assets	(8,720)	2,017
Increase in accounts payable and accrued expenses	(21,233)	157,058
(Decrease) in deferred officer salary	15,833	(22,306)
Increase in Due to shareholder	-	-
Increase in Convertible interest payable	1,750	3,801
Increase in accrued interest payable	52,052	52,365

Net cash used in operating activities	(1,042,743)	(548,107)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	3,297	-
Proceeds from sale of common stock	985,482	240,698
Proceeds from AJB Note	270,000	(19,475)
Proceeds from sale of Series C Preferred stock	195,000	245,000
Repayment of AJB note	(302,717)	-
Change in dividends payable	8,147	-
Proceeds from PPP loan	-	20,832
Net cash provided by financing activities	1,159,209	487,055

NET INCREASE (DECREASE) IN CASH	116,466	(61,052)

CASH BEGINNING OF PERIOD	10,325	71,377

END OF PERIOD	126,791	10,325

Non-cash investing and financing activities	$371,565	$66,000
Conversion of 408,725 & 72,600 Preferred C Shares into 59,420,060 and 21,482,136 shares of common stock

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $1,687,348 and $924,728 for the period ended June 30, 2022 and 2021, respectively, and has an accumulated deficit of $30,496,042 at June 30, 2022.

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

SMARTMETRIC, INC. AND SUBSIDIARY

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

SMARTMETRIC, INC. AND SUBSIDIARY

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

Cash

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at June 30, 2022 and 2021.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions on an annual basis and has determined that as of June 30, 2022 and 2021, no accrual for uncertain income tax positions is necessary.

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of June 30, 2022 and 2021, 45,997,852 and 124,888,519 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being Common stock warrants at June 30, 2022 and 2021.

SMARTMETRIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -	PREPAID EXPENSES

Prepaid expenses were $13,720 at June 30, 2022.

NOTE 4 -	COMMITMENTS

Lease Agreement

The Company’s main office is in Las Vegas, Nevada. Rent expense under all leases for the years ended June 30, 2022 and 2021 was $7,613 and $5,238 respectively. The Company maintains only one office. This office is in Las Vegas, NV and is a month-to-month lease.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $3,297 and $0 as of June 30, 2022 and 2021, respectively. These advances bear interest at 7.00% per annum.

As of June 30, 2022 and June 30, 2021, the Company has accrued the amounts of $753,475 and $737,642, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

As a result of these shareholder loans and deferred officer salary, the Company has accrued a balance of $253,898 and $201,846 as interest payable as of June 30, 2022 and 2021.

On September 11, 2017, we received a license to certain patents from Chaya Hendrick, our founder and CEO, related to our technologies until the expiration of the patents. As consideration, we issued Chaya Hendrick, or her assigns, 200,000 shares of Series B Convertible Preferred Stock, we agreed to pay a royalty equal to 5% of gross revenues derived from products sold related to the patents, and we agreed to make certain minimum required payments beginning at $50,000 and doubling each year thereafter. The Series B Preferred Shares may be converted at the election of holder on a basis for 50 common shares for each preferred share at any time or an aggregate of 10,000,000 common shares in exchange for all 200,000 preferred shares. As of June 30, 2022, we had issued the 200,000 shares of Series B Convertible Preferred Stock, and Ms. Hendrick had waived the right to annual payments through June 30, 2022.

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

On March 5, 2020, the Company issued a $35,000 10% convertible note. The note was due on December 5, 2020 and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totaling $5,000. During the year ended June 30, 2020, $2,127 of the debt discount was amortized. During the year ended June 30, 2021, the remaining $2,873 of the debt discount was amortized. As of June 30, the Company was in negotiations to extinguish this debt.

SMARTMETRIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -	DEBT (CONTINUED)

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

Preferred Stock

As of June 30, 2022, the Company has 5,000,000 shares of Series B preferred stock, par value $0.001, authorized and 610,000 shares issued and outstanding.

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

Class A Common Stock

As of June 30, 2022, the Company has 50,000,000 shares of Class A common stock, par value $0.001, authorized and no shares issued and outstanding.

During the three month period ending December 31, 2019, the Company increased its total number of shares of authorized capital stock to 600,000,000 shares, par value $0.001 per share.

SMARTMETRIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock and Warrants

●	During the three months ended September 30, 2019, the Company sold for cash 6,337,500 shares of common stock and warrants to purchase: (i) 6,337,500 shares at prices ranging from $0.10 per share to $0.25 per share for net proceeds of $133,495. The warrants expire at various times through September 17, 2021. None of these shares were issued during the quarter ended September 30, 2019, with all 6,337,500 shares being recorded as stock payable.

●	During the three months ended December 31, 2019, the Company sold for cash 40,675,000 shares of common stock and warrants to purchase: (i) 825,000 shares at prices ranging from $0.20 per share to $0.25 per share for net proceeds of $214,510. The warrants expire at various times through November 1, 2021. None of these shares were issued during the quarter ended December 31, 2019, with all 40,675,000 shares being recorded as stock payable. There were 36,300 Preferred C shares converted to 2,370,696 Common shares for the three month period ending December 31, 2019, see Note 6.

●	During the three months ended March 31, 2020, the Company sold for cash 9,550,000 shares of common stock and warrants to purchase: (i) 3,500,000 shares at prices ranging from $0.05 per share to $1.00 per share for net proceeds of $66,500. The warrants expire at various times through March 12, 2022. None of these shares were issued during the quarter ended March 31, 2020, with all 9,550,000 shares being recorded as stock payable.

●	During the three months ended June 30, 2020, the Company sold for cash 40,000,000 shares of common stock and warrants to purchase: (i) 12,000,000 shares at prices ranging from $0.10 per share to $0.20 per share for net proceeds of $200,905. The warrants expire at various times through June 12, 2021. 31,000,000 of these shares were issued during the quarter ended June 30, 2020, with 9,000,000 shares being recorded as stock payable.

●	During the three months ended September 30, 2020, the Company sold for cash 17,500,000 shares of common stock and warrants to purchase: (i) 17,500,000 shares at prices ranging from $0.05 per share to $0.10 per share and (ii) 14,500,000 shares at prices ranging from $0.10 to $0.20 for net proceeds of $77,409. The warrants expire at various times through September 21, 2022. All 17,500,000 of these shares were issued during the quarter ended December 31, 2020, with all 17,500,000 shares being recorded as stock payable. The Company issued 6,032,260 shares. Of these shares, 585,000 were issues for consulting services and 5,447,260 were converted from Preferred shares.

●	During the three months ended December 31, 2020, the Company sold 16,500,000 shares of common stock for net proceeds of $82,455. With these issuances the company also issued warrants to purchase: (i) 16,500,000 shares at prices ranging from $0.05 to $0.10 per share and (ii) 16,500,000 shares at prices ranging from $0.10 to $0.20 and (iii) 1,500,000 at a price of $0.30. The warrants expire at various times through December 21, 2022. None of the 16,500,000 shares were issued during the quarter ended December 31, 2020, and were recognized as stock payable.

●	During the three months ended December 31, 2020, the Company issued 32,034,876 shares for $75,000, of which 15,000,000 were issued from stock payable and 16,034,876 were converted from 78,100 Preferred shares.

●	During the three months ended March 31, 2021, the Company sold 11,000,000 shares of common stock for net proceeds of $59,957. With these issuances the company also issued warrants to purchase: (i) 12,000,000 shares at a price of $0.10 per share and (ii) 12,000,000 shares at a price of $0.20. The warrants expire at various times through February 4, 2022. None of the 12,000,000 shares were issued during the quarter ended March 31, 2021, and were recognized as stock payable.

SMARTMETRIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	STOCKHOLDERS’ DEFICIT (CONTINUED)

●	During the three months ended March 31, 2021, the Company issued 26,769,540 shares, of which 17,000,000 were issued from stock payable, 6,709,100 were converted from 72,600 Preferred shares and 2,560,440 shares were issued for legal services.

●	During the three months ended June 30, 2021, the Company sold 3,333,333 shares of common stock for net proceeds of $20,000. With these issuances the company also issued warrants to purchase: (i) 3,333,333 shares at a price of $0.10 per share and (ii) 3,333,333 shares at a price of $0.20. The warrants expire at various times through June 8, 2022. None of the 3,333,333 shares were issued during the quarter ended June 30, 2021, and were recognized as stock payable.

●	During the three months ended June 30, 2021, the Company issued 3,025,952 shares, all of which were converted from 36,300 Preferred C shares.

●	During the three months ended September 30, 2021, the Company sold 5,500,000 shares of common stock for net proceeds of $27,462. With these issuances the company also issued warrants to purchase: (i) 5,500,000 shares of common stock at a price of $0.10 per share and (ii) 5,500,000 shares of common stock at a price of $0.20 per share. The warrants expire at various times through September 21, 2022. None of the 12,000,000 shares of common stock were issued during the quarter ended September 30, 2021, and were recognized as stock payable.

●	During the three months ended September 30, 2021, the Company issued 42,262,958 shares of common stock, of which 8,133,333 were issued from stock payable, 17,534,387 were converted from 116,050 shares of Preferred stock and 4,095,238 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee.

●	As of December 31, 2021, the Company had 539,310,756 shares of common stock issued and outstanding.

●	During the three months ended December 31, 2021, the Company sold 8,625,000 shares of common stock for net proceeds of $86,230. With these issuances the Company also issued warrants to purchase: (i) 8,625,000 shares of common stock at a price of $0.70 per share and (ii) 4,312,500 shares of common stock at a price of $1.00 per share. The warrants expire at various times through December 14, 2022. None of the 8,625,000 shares of common stock were issued during the quarter ended December 31, 2021, and were recognized as stock payable.

●	During the three months ended December 31, 2021, the Company issued 50,662,170 shares of common stock, of which 11,032,663 shares were issued from stock payable, 19,148,052 were converted from 107,000 shares of Preferred stock, 7,981,445 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee to AJB Capital.

●	During the three months ended March 31, 2022, the Company issued 77,040,836 shares of common stock, of which zero were issued from stock payable, 15,826,550 were converted from 90,750 shares of Preferred stock, 3,714,286 shares were issued for legal services and 57,500,000 shares were issued in conjunction with securities purchase agreements for net proceeds of $783,000.

●	During the three months ended March 31, 2022, the Company sold 2,000,000 shares of common stock for net proceeds of $19,980. With these issuances the Company also issued warrants to purchase: (i) 2,000,000 shares of common stock at a price of $0.70 per share and (ii) 1,000,000 shares of common stock at a price of $1.00 per share. The warrants expire at various times through February 9, 2023. None of the 2,000,000 shares of common stock were issued during the quarter ended March 31, 2022, and were recognized as stock payable.

SMARTMETRIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	STOCKHOLDERS’ DEFICIT (CONTINUED)

●	During the three months ended June 30, 2022, the Company issued 31,534,744 shares of common stock, of which zero were issued from stock payable, 24,445,458 were converted from 76,250 shares of Preferred stock, 3,714,286 shares were issued for legal services and 0 shares were issued in conjunction with securities purchase agreements for net proceeds of $0.

●	During the three months ended June 30, 2022, the Company sold 0 shares of common stock for net proceeds of $0.

The following information summarizes the warrants outstanding and exercisable.

Warrants Outstanding and Exercisable at June 30, 2022:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Contractual Life Remining in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Warrants Outstanding and Exercisable at June 30, 2021:

$0.05 - $1.00	124,888,519	0.623	$0.18	124,888,519	$0.623

Warrants Outstanding and Exercisable at June 30, 2022:

$0.10 - $0.20	45,997,852	0.519	$0.18	45,997,852	$0.519

Warrant Activity:

As of June 30, 2022 and 2021, the following is a breakdown of the activity:

June 30, 2022:

Outstanding - beginning of year	124,888,519
Issued	22,937,499
Exercised	—
Expired	(101,828,166)
Outstanding - end of year	45,997,852

June 30, 2021:

Outstanding - beginning of year	53,280,406
Issued	98,500,000
Exercised	—
Expired	(26,891,887)
Outstanding - end of year	124,888,519

At June 30, 2022, all of the 45,997,852 warrants are vested, all 45,997,852 warrants expire at various times through February 2023.

SMARTMETRIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	STOCKHOLDERS’ DEFICIT (CONTINUED)

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

As of June 30, 2022, the Company was in negotiations to have this debt extinguished.

SMARTMETRIC, INC. AND SUBSIDIARY

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

The number of Series C, mandatory redeemable convertible preferred stock shares issued and outstanding were 65,425 and 239,025, respectively, for June 30, 2022 and June 30, 2021.

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

The carrying value of the Series C mandatory redeemable convertible preferred stock at June 30, 2022 and 2021 was $23,584 and $196,083, respectively.

The estimated fair value of the Series C, mandatory redeemable convertible preferred stock at June 30, 2022 and 2021 was $23,584 and $196,083 respectively.

The Company recorded preferred stock dividends of $0 and $163,575 and accrued dividends payable of $1,858 and $2,442 during fiscal year end 2022 and 2021, respectively.

SMARTMETRIC, INC. AND SUBSIDIARY

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

At June 30, 2022 and 2021, deferred tax assets consist of the following:

	2022	2021
Net operating loss carryforward	$10,965,212	$9,789,107
Warrant issuances	—	—
Deferred officer compensation	757,011	737,642
Other	-0-	-0-
Valuation allowance	(11,722,223)	(10,526,749)
Deferred tax assets, net	$—	$—

At June 30, 2022, the Company had a net operating loss carry-forwards in the amount of approximately $30.5 million available to offset future taxable income through 2039. These amounts may be carried forward indefinitely, subject to the 80% of taxable income limitation rule. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended June 30, 2022 and 2021 is summarized as follows:

	2022	2021
Tax on income before income tax	21.00%	21.00%
Effect of non-temporary differences	(0.01)%	(0.01)%
Effect of prior year items	—%	—%
Effect of temporary differences	—%	—%
Change in valuation allowance	(19.14)%	(20.99)%
Effective income tax rate reconciliation, percent	0.00%	0.00%

The total amount of unrecognized tax benefits can change due to tax examination activities, lapse of applicable statutes of limitations and the recognition and measurement criteria under the guidance related to accounting for uncertainty in income taxes. The Company does not believe any significant increases or decreases will occur within the next twelve months.

The Company files income tax returns in the United States (“U.S.”) federal jurisdiction. Generally, the Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years prior to 2018. The Company does not file in any other jurisdiction and remains open for audit for all tax years as the statute of limitations does not begin until the returns are filed. The Company remains subject to U.S. federal examination for tax years ended 2018, 2019, 2020, 2021 and 2022.

SMARTMETRIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -	LITIGATION

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

NOTE 10 -	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to June 30, 2022 to the date these financial statements were issued.

On July 14, 2022, the Company successfully extinguished its debt to GHS Holdings.

Subsequent to June 30, 2022, the Company issued 0 Preferred C shares for $0 cash and 186,495,105 common shares. The Company converted 65,425 preferred shares into 9,583,333 common shares.

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