Form 10-K/A
period 2022-06-30
SmartMetric, Inc.
filed 2022-10-14
CIK 1301991

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

EXPLANATORY NOTE

SmartMetric, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) for the fiscal year ended June 30, 2022, which was originally filed with the Securities and Exchange Commission (“SEC”) on October 13, 2022. This amendment is filed solely for the purpose of filing certain exhibits which were inadvertently omitted in the original filing due to delays caused by an email outage at or around the time of the deadline.

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

SMARTMETRIC, INC.

Date: October 14, 2022	By:	/s/ Chaya Hendrick
Chaya Hendrick
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chaya Hendrick	Chief Executive Officer and Director	October 14, 2022
Chaya Hendrick	(principal executive officer)

/s/ Jay Needelman	Chief Financial Officer	October 14, 2022
Jay Needelman	(principal financial and accounting officer) and Director

/s/ Elizabeth Ryba	Director	October 14, 2022

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