Form 10-K/A
period 2022-06-30
SmartMetric, Inc.
filed 2022-11-08
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

SmartMetric, Inc. (the “Company”) is filing this Amendment No. 2 (the “Second Amended Report”) to its Annual Report on Form 10-K (the “Original Report”) for the fiscal year ended June 30, 2022, which was originally filed with the Securities and Exchange Commission (“SEC”) on October 14, 2022, and subsequently amended on October 14, 2022, when the Company filed Amendment No. 1 (the “First Amended Report”) to the Original Report. This Second Amended Report is being filed for the purpose of updating the Report of Independent Registered Public Accounting Firm preceding the Company’s financial statements, no other changes have been made to the First Amended Report except that information has been added for Item 9, and this Second Amended Report is presented as of the filing date of the Original Report and First Amended Report (October 14, 2022) and does not reflect events occurring after that date or modify or update disclosures in any way other than as described herein.

The previous auditor, Robert Boyle of Boyle CPA, LLC, advised the Company on October 13, 2022, to consult with Victor Mokuolu, CPA (the “New Auditor”), regarding approval to file the annual report. The New Auditor approved filing the annual report on October 14, 2022; however, the Company was not aware that the New Auditor was associated with a new audit firm. On October 20, 2022, the New Auditor advised the Company that a 10-K/A should be filed with the New Auditor’s audit report for the fiscal year ending June 30, 2022, and this Second Amended Report includes the New Auditor’s audit report for the fiscal year ending June 30, 2022.

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our business development plans, timing strategies, expectations, anticipated expense levels, business prospects, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards, and interpretations). These statements express our current intentions, beliefs, expectations, strategies, or predictions as well as historical information. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “could,” “continue,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

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

The main features of the SmartMetric biometric security card are:

1.	Logical access smartcard card chip for insertion into a card reader attached to a computer or network

2.	RFID transceiver for physical access i.e., doorways, elevators, etc.

3.	Validation indicator light that glows green immediately following a fingerprint validation

4.	Rechargeable battery to power the card

5.	Size and thickness of a credit card

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

The process of identity authentication typically requires that a person present for comparison with one or more of the following factors:

●	Something known such as a password, PIN, or mother’s maiden name;

●	Something carried such as a token, card, or key; or

●	something physical such as fingerprint, voice pattern, signature motion, facial shape or other biological or behavioral characteristic.

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

Biometrics refers to the automatic identification of a person based on his/her physiological or behavioral characteristics. This method of identification is preferred over traditional methods involving passwords and personal identification numbers (“PINs”) for two reasons: (i) the person to be identified is required to be physically present at the point of identification to be identification; and (ii) identification based on biometric techniques obviates the need to remember a password or carry a token. By replacing PINs, biometric techniques can potentially prevent unauthorized access to or fraudulent use of cellular phones, Biometric cards, desktop PCs, workstations, and computer networks. It can be used during transactions conducted via telephone and Internet (e-commerce and e-banking). In automobiles, biometrics could replace keys-less entry devices. The SmartMetric fingerprint activated credit card that has the fingerprint encased inside the credit card has been developed to replace the less secure PIN’s for credit and debit cards.

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

GHS Equity Financing Agreement and Registration Rights Agreement

On March 6, 2020, the Company entered into an equity financing agreement (the “Equity Financing Agreement”), and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”). Under the terms of the Equity Financing Agreement, GHS agreed to provide the Company with up to $4,000,000 over the course of 36 months in return for shares of the Company’s common stock. The 36-month period commenced upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) which was filed with the U.S. Securities and Exchange Commission (the “Commission”) on August 6, 2020.

Following effectiveness of the Registration Statement, the Company shall have the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice shall not exceed two hundred percent (200%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, so long as such amount does not exceed $500,000. Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase, and the Company may not put shares of the Company’s Common Stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding Common Stock. The price of each put share shall be equal to eighty percent (80%) of the Market Price (as defined in the Equity Financing Agreement). Puts may be delivered by the Company to GHS until the earlier of 36 (thirty-six) months after the effectiveness of the Registration Statement, the date on which GHS has purchased an aggregate of $4,000,000 worth of Common Stock under the terms of the Equity Financing Agreement, or at such time that the Registration Statement is no longer in effect. Additionally, in accordance with the Equity Financing Agreement, the Company issued GHS a convertible promissory note in the principal amount of $35,000 and a 9-month maturity date (the “Commitment Note”), with the first $20,000 of the Commitment Note deemed earned upon execution of the Equity Financing Agreement and the remaining $15,000 of the Commitment Note deemed earned upon payment by GHS of the Company’s legal fees.

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

Risks Related to Our Financial Position and Need to Raise Additional Capital

We have a limited operating history as a company and may not be able to effectively operate our business.

Our limited staff and operating history mean that there is a high degree of uncertainty regarding our ability to:

●	develop our technologies and proposed products;

●	identify, hire, and retain the needed personnel to implement our business plan and sell our products;

●	Manage our growth and / or successfully scale our business; or

●	respond to competition.

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

When making investment decisions, investors typically look at a company’s management, earnings, and historical performance in evaluating the risks and operations of the business and the business’s future prospects. Our history of losses and relatively limited operating history in our current stage of development makes such evaluation, as well as any estimation of our future performance, substantially more difficult. As a result, investors may be unwilling to invest in us or on terms or conditions which are acceptable. If we are unable to secure additional financing, we may need to materially scale back our business plan and/or operations or cease operations altogether.

We are an early-stage company, have no product revenues, are not profitable and may never be profitable.

From inception through June 30, 2022, we have raised $28,194,262 through the sale of our securities. During this same period, we have recorded an accumulated deficit of approximately $30,496,042. Our net losses available to common shareholders for the two most recent fiscal years ended June 30, 2022 and 2021 were $1,636,677 and $1,088,303, respectively. We have never made any sales and have never generated revenues and we anticipate none will be generated for the foreseeable future. We expect to incur significant operating losses for the foreseeable future as we continue the development of our products. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely source of such additional capital is the sale of our securities. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

To date, we have generated only losses, which are expected to continue for the foreseeable future.

For the years ended June 30, 2022 and 2021, we incurred a net loss of $1,636,677 and $1,088,303, respectively. We may not be able to achieve expected results, including any guidance or outlook it may provide from time to time.

We may continue to incur losses and may be unable to achieve profitability. We cannot assure you that our net losses and negative cash flow will not accelerate and surpass our expectations, nor can we assure you that we will ever generate any net income or positive cash flow.

We may not be able to continue as a going concern if we do not obtain additional financing by December 31, 2022.

Since our inception, we have funded our operations primarily through the sale of our securities. Our cash and cash equivalents balance at June 30, 2022 was $126,791. Based on our current expected level of operating expenditures, we expect to only be able to fund our operations through the second quarter (ending December 31, 2022) of our fiscal year ending June 30, 2023, at which time we will need additional capital. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay, or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

If we are unable to continue as a going concern, our securities will have little or no value.

Although our financial statements have been prepared under the assumption that we would continue our operations as a going concern, there is substantial doubt about our ability to continue as a going concern, based on our financial statements and results of operations at that time. Specifically, as noted above, we have experienced losses from operations and negative cash flows from operating activities due primarily to relatively high general and administrative expenses associated with launching our business and also due our Company not yet entering the card manufacturing phase.

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

We compete against numerous companies, many of which have substantially greater resources than we have. Several such competitors have large teams of engineers and scientists that attempt to develop products and technologies similar to ours. Companies such as Gemalto, Giesecke & Devrient, IDEMIA, as well as others, have substantially greater financial, research, manufacturing, and marketing resources than we do. As a result, such competitors may find it easier to compete in our industry and bring competing products to market.

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

We depend on the continued employment of our President and CEO, Chaya Henrick, and technical contracted personnel. If any of these key personnel were to leave and not be replaced with sufficiently qualified and experienced personnel, our business could be adversely affected. In particular, our current strategy to penetrate the market for contactless logical access identification and transaction solutions is heavily dependent on the vision, leadership and experience of our President and CEO, Chaya Hendrick.

Our continued success will depend, to a significant extent, upon the performance and contributions of Chaya Henrick and upon our ability to attract motivate and retain highly qualified management personnel and employees. We depend on Chaya Henrick to effectively manage our business in a highly competitive environment. If one or more of our key officers join a competitor or form a competing company, we may experience interruptions in product development, delays in bringing products to market, difficulties in our relationships with customers and loss of additional personnel, which could significantly harm our business, financial condition, operating results, and projected growth.

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

Continuing disruption in the global financial markets as a result of the ongoing global financial uncertainty may cause consumers, businesses, and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, demand for our products could decrease and differ materially from their current expectations. Further, some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us or possible insolvencies of our customers could result in decreased customer demand, an impaired ability for us to collect on outstanding accounts receivable, significant delays in accounts receivable payments, and significant write-offs of accounts receivable, each of which could adversely impact our financial results.

Risks Related to Our Intellectual Property

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights. In addition, effective trademark, patent, copyright, and trade secret protection may not be available or cost-effective in every country in which our products are made available. There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our products may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If any of the foregoing were to occur, or if we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected. If we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.

Some or all of our patent applications may not issue as patents, or the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors, if any, may be challenged and subsequently narrowed, invalidated, or circumvented. Patent litigation is widespread in our industry and could harm our business. Litigation might be necessary to protect our patent position or to determine the scope and validity of third-party proprietary rights. If we choose to go to court to stop someone else from using the inventions claimed in our patents, that individual or company would have the right to ask the court to rule that such patents are invalid and/or should not be enforced against that third party. These lawsuits are costly and we may not have the required resources to pursue such litigation or to protect our patent rights. In addition, there is a risk that the court might decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court could refuse to stop the other party on the grounds that such other party’s activities do not infringe on our rights contained in these patents.

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

We rely upon a limited number of suppliers for some key components of our products. Our reliance on a limited number of suppliers may expose us to various risks including, without limitation, an inadequate supply of components, price increases, late deliveries, and poor component quality. In addition, some of the basic components we use in our products, such as biometric fingerprint devices and various smart card technologies may at any time be in great demand. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered more significant volumes of those components, or in higher prices being charged for components. Disruption or termination of the supply of components or software used in our products could delay shipments of these products. The following delays/factors from our third-party suppliers could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers:

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

It is likely that we will issue additional securities to raise capital in order to further our business plans. It is also likely that we will issue additional securities to directors, officers, employees, and consultants as compensatory grants in connection with their services. Any issuances could be made at a price that reflects a discount to, or a premium from, the then-current market price of our common stock. These issuances would dilute the percentage ownership interest of our current shareholders, which would have the effect of reducing your influence on matters on which our stockholders vote and might dilute the net tangible book value per share of our common stock.

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

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.

The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, because our management team has limited experience managing a public company, we may not successfully or efficiently manage our transition into a public company.

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

To date, we have devoted substantially all of our efforts and financial resources to the development of our SmartMetric Card. Since our inception in 2002, we have generated no revenue from product sales and have funded our operations principally through the private sales of our equity securities. We have never been profitable and, as of June 30, 2022, we had an accumulated deficit of approximately $30,496,042. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our technologies and advance them to market.

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

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses available to common shareholders of $1,636,677 and $1,088,303 for the period ending June 30, 2022 and 2021, respectively, and has incurred a cumulative loss of $30,496,042 since inception (December 18, 2002). These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing. The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Critical Accounting Policies

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States, which requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. We base these significant judgments and estimates on historical experience and other applicable assumptions we believe to be reasonable based upon information presently available. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Actual results could materially differ from our estimates under different assumptions, judgements, or conditions.

All of the Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our financial statements, included elsewhere in this Annual Report. We have identified the following as our significant accounting policies and estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgements or conditions.

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

Research and Development Costs - Research and development costs are charged to expense as incurred. Our research and development expenses consist primarily of expenditures for electronics design and engineering, software design and engineering, component sourcing, component engineering, manufacturing, product trials, compensation, and consulting costs.

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

Result of Operations

Year Ended June 30, 2022 Compared to the Year Ended June 30, 2021

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the years ending June 30, 2022 and 2021. We did not generate any revenues during the years ending June 30, 2022 and 2021. Net loss for the years ended June 30, 2022 and 2021 were $1,636,677 and $1,088,303, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expenses were $1,117,808 and $821,824 during the years ended June 30, 2022 and 2021, respectively. The increase in operating expenses is the result of increasing research and development expenses and general and administrative expenses as a result of increasing product development activities during the fiscal year ended June 30, 2022, as compared to June 30, 2021, as set forth below.

	Year Ended June 30,		Change in 2022 Versus 2021
	2022	2021	$	%
Operating Expenses
Research and development	$128,616	$76,344	$52,272	68.5%
General and administrative	799,192	555,480	243,712	43.9%
Officer salary	190,000	190,000	—	(0)%
Total operating expense	$1,117,808	$821,824	$624,857	43.2%

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

General and Administrative

General and administrative expenses were $799,192 and $555,480 for the years ended June 30, 2022 and 2021, respectively. The increase of $243,712 or 43.9%, in 2022 compared to 2021 was primarily the result of an increase in consulting expenses for research and development during the most recent fiscal year as compared to the prior fiscal year.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Officer salary was $190,000 for the fiscal years ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of approximately $30,496,042 million as of June 30, 2022, and anticipate that we will continue to incur additional losses for the foreseeable future. Through June 30, 2022, we have funded our operations through the private sale of our equity securities and exercise of options and warrants, resulting in gross proceeds of approximately $27 million. Cash and cash equivalents at June 30, 2022 were $126,791.

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

	Year Ended June 30,
	2022	2021
Cash at beginning of period	$10,325	$71,377
Net cash used in operating activities	(1,002,769)	(548,107)
Net cash used in investing activities	—	—
Net cash provided by financing activities	1,119,235	487,055
Cash at end of period	$126,791	$10,325

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,002,769 and $548,107 for the years ended June 30, 2022 and 2021, respectively. The increase of $454,662 in cash used during 2022 compared to 2021 was primarily attributable to higher consulting and legal expenses during the most recent fiscal year as compared to the prior fiscal year.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for years ended June 30, 2022 and 2021, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,119,235 for the year ended June 30, 2022 compared to $487,055 for the year ended June 30, 2021. The increase of $632,184 was due to increased private placement sales during the most recent fiscal year as compared to the prior fiscal year. We are actively seeking sources of financing to fund our continued operations and research and development programs.

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

There are no reportable events under this item for the fiscal year ended June 30, 2022. Subsequent to June 30, 2022, we retained a new Independent Registered Public Accounting Firm, Victor Mokuolu, CPA PLLC.

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

Limitations on Controls

Management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions, and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are not effective.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

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

CHAYA HENDRICK has been President, Chief Executive Officer, and Chairman of the Board of Directors of SmartMetric since the Company’s inception in 2002. C. Hendrick has served as President and CEO of Smart Micro Chip, Inc., an Australian corporation from 2000 to 2002. From 1999 to 2001, C. Hendrick was President and Chief Executive Officer of Smarticom Inc. and FastEcom, Inc., Australian corporations. From 1994 to 1998, C. Hendrick served as executive officer of Applied Computing Science (Australia), an Australian company involved in e-commerce systems, research and development. Ms. Hendrick founded Asset Developments a property development company that created and sold regional residential land subdivisions. The last being a 1,000-acre subdivision named Claire Valley Estates in the Canberra region of Australia. All of the property development projects were funded by C. Hendrick and were financially profitable. C. Hendrick attended Dandenong College in Australia.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation, or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates, or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

Additionally, Ms. Hendrick shall maintain certain rights to initiate, write, invent and / or create inventions separate from SmartMetric, Inc. and to retain the intellectual property rights of such patents, inventions, or new products.

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

Related Party Transactions:

●	Chaya Hendrick, our CEO has made cash advances to the Company periodically in exchange for promissory notes of such face values. As of the years ended June 30, 2022 and 2021, we owed $3,297 and $0, respectively. These notes bear interest at 7.00% per annum.

●	During the years ended June 30, 2022 and 2021, Chaya Hendrick, our CEO deferred $15,833 and $15,833 in annual salary, respectively. As of June 30, 2022 and 2021, respectively, the Company has accrued the amounts of $753,475 and $737,642 as deferred salary for the difference between Chaya Hendrick’s contractual annual salary and the amounts actually paid. These amounts include previously deferred salary prior to the years ended June 30, 2022 and 2021.

●	On September 30, 2015, we entered into an Addendum to the then existing employment agreement of Chaya Hendrick, pursuant to which in consideration for the issuance of 200,000 shares of the Company’s Series B Convertible Preferred Stock, Chaya Hendrick granted the us the first right to purchase or license any patents (the “Patent Option”) relating to “Smartcards” which the Hendrick (i) shall apply for with the relevant patent authorities during the term of the employment agreement, and (ii) are currently applied for with the relevant patent authorities or pending as of the date of the employment agreement. In exchange for the Patent Option the Company agreed, during the term of the such employment agreement, to pay for any fees and/or expenses related to the application for the such patent rights with the relevant patent authorities, including, but not limited to, legal or filing fees. If, upon our receipt of notice of any patent rights in writing; we and Hendrick fail to successfully negotiate and execute a purchase or license agreement as it relates to such patent rights within 60 calendar days of such receipt, Hendrick shall be permitted to retain or transfer such patent rights to a third party without any subsequent notice to us.

●	On September 11, 2017, we entered into a licensing a royalty agreement with Chaya Hendrick, our founder and CEO, whereby we received a license to certain patents related to our technologies until the expiration of such patents in exchange for the following: (i) the issuance to Chaya Hendrick of 200,000 Series B Convertible Preferred Shares, (ii) the payment of 5% of gross revenues derived from the sale of products derived from the patents in the future, and (iii) annual payments beginning at $50,000 per annum, increased by 100% of each previous year (offset against 5% gross revenue royalty payments) for the duration of the term of the agreement. The agreement continues until (i) the terms of the licensed patents expire, (ii) we terminate the agreement with notice to Chaya Hendrick, or (iii) Chaya Hendrick terminates the agreement pursuant to a material breach of our duties or payments contained thereunder. As of June 30, 2022, we had issued the 200,000 shares of Series B Convertible Preferred Stock as required by the license agreement, and Ms. Hendrick had waived the right to annual payments through June 30, 2022.

Item 14.	Principal Accounting Fees and Services

Type of Fees	Year end June 30, 2022	Year end June 30, 2021
Audit Fees	26,000	23,000
Audit Related Fees
Tax Fees	—	—
All Other Fees	$—	—
Total Fees	$26,000	$23,000

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

SMARTMETRIC, INC.

Date: November 8, 2022	By:	/s/ Chaya Hendrick
Chaya Hendrick
President, Chief Executive Officer, and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chaya Hendrick	Chief Executive Officer and Director	November 8, 2022
Chaya Hendrick	(Principal executive officer)

/s/ Jay Needelman	Chief Financial Officer	November 8, 2022
Jay Needelman	(Principal financial and accounting officer) and Director

/s/ Elizabeth Ryba	Director	November 8, 2022

SMARTMETRIC, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors,

Smartmetric, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Smartmetric, Inc. (the “Company”) as of June 30, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Other Matters

The accompanying consolidated balance sheet of Smartmetric, Inc. as of June 30, 2021, the related consolidated statements of operations, changes in stockholders’ (deficit), and cash flows for the year ended June 30, 2021, and the related notes were audited by another Independent Registered Public Accounting Firm, Boyle CPA, PLLC.

/s/ Victor Mokuolu, CPA PLLC

PCAOB ID: 6771 We have served as the Company’s auditor since 2022.
Houston, Texas
November 8, 2022

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor from 2021 to 2022

Red Bank, NJ
October 12, 2021

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665

Red Bank, NJ 0770

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Balance Sheet

	June 30,	June 30,
	2022	2021
Assets

Current assets:
Cash	$126,791	$10,325
Prepaid expenses and other current assets	13,720	5,000

Total current assets	140,511	15,325

Non-current assets
Deferred financing costs	35,000	35,000

Total assets	$175,511	$50,325

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,052,553	$1,073,786
Liability for stock to be issued	115,790	127,321
Deferred Officer’s salary	753,475	737,642
Related party interest payable	253,898	201,846
Dividends payable	1,858	2,442
Due to shareholders	52,927	41,343
Covid19 SBA loan	20,832	41,664
Convertible note payable, net of discount	35,000	35,000
Derivative liability	120,996	45,524
Convertible interest payable	7,249	3,801
Interest payable	2,625	875

Total current liabilities	2,417,203	2,311,244
Total liabilities	2,417,203	2,311,244

Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1,000,000 shares, 65,425 and 239,025 shares issued and outstanding, respectively	59,478	196,083

Stockholders’ deficit:
Class B Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Class A Preferred stock, $.001 par value; 50,000,000 shares authorized 0 and 0 shares issued and outstanding	--	--
Common stock, $.001 par value; 2,400,000,000 shares authorized, 647,886,336 and 446,385,628 shares issued and outstanding, respectively	647,886	446,386
Additional paid-in capital	27,546,376	25,955,367
Accumulated deficit	(30,496,042)	(28,859,365)

Total stockholders’ deficit	(2,301,170)	(2,457,002)

Total liabilities and stockholders’ deficit	$175,511	$50,325

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended June 30,	Year Ended June 30,
	2022	2021
Revenues	$-	$-

Expenses:
Officer’s salary	190,000	190,000
Advertising costs	172,047	170,879
Legal and professional fees	346,603	146,250
General and administrative expenses	280,542	238,351
Research and development	128,616	76,344
Total operating expenses	1,117,808	821,824

Loss from operations before income taxes	(1,117,808)	(821,824)
Interest & Financing Expense	(71,254)	(59,914)
Other income on PPP loan forgiveness	20,832	-
Gain on change in derivatives vs change in cash flow	(468,447)	(42,990)
Net loss	(1,636,677)	(924,728)
Preferred stock dividends	-	(163,575)
Net loss available for common stockholders	$(1,636,677)	$(1,088,303)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	549,174,463	413,974,288

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ (Deficit)

	Preferred Series B				Additional Paid In	Accumulated
	Stock		Common Stock		Capital	Deficit	Total
Balance June 30, 2020	610,000	$610	379,523,000	$379,523	$25,429,261	$(27,771,062)	$(1,961,668)

Shares issued for services	-	-	3,145,440	3,145	15,780	-	18,925

Shares issued of common stock and warrants for cash	-	-	32,500,000	32,500	130,000	-	162,500

Shares converted from Preferred C to common	-	-	31,217,188	31,218	172,149	-	203,367

Valuation of Preferred C and derivative liability	-	-	-	-	208,177	-	208,177

Series C dividends	-	-	-	-	-	(163,575)	(163,575)

Net loss for period	-	-	-	-	-	(924,728)	(924,728)

Balance June 30, 2021	610,000	$610	446,385,628	$446,386	$25,955,367	$(28,859,365)	$(2,457,002)

Shares issued of common stock for warrants and cash			80,040,996	80,041	850,661		930,702

Preferred C shares Converted to Common			76,954,447	76,955	299,546		376,501

Common shares issued for services			19,505,265	19,504	90,802		110,306

Common shares issued for finders fees			25,000,000	25,000	350,000		375,000

Net loss for period		-				(1,636,677)	(1,636,677)

Balance June 30, 2022	610,000	$610	647,886,336	$647,886	$27,546,376	$(30,496,042)	$(2,301,170)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended June 30, 2022	Year Ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,636,677)	$(924,728)

Adjustments to reconcile net loss to net cash used in operating activities:

Common stock issued and issuable for services	485,306	18,926
Non cash financing expense	0.00	49,322
Gain (loss) on fair value of derivative liability	75,472	112,565
		-
Amortization of debt discount	30,000	2,873

Changes in assets and liabilities
Increase (Decrease) in prepaid expenses and other current assets	(8,720)	2,017
Increase in accounts payable and accrued expenses	(21,233)	157,058
(Decrease) in deferred officer salary	15,833	(22,306)
Increase in Convertible interest payable	1,750	3,801
Increase in interest payable	3,448	-
Increase in related party interest payable	52,052	52,365
Net cash used in operating activities	(1,002,769)	(548,107)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	11,584	-
Liability for stock to be issued	-	-
Proceeds from sale of common stock	966,784	240,698
Net repayment from AJB Note	(32,717)	(19,475)
Proceeds from sale of Series C Preferred stock	195,000	245,000
Change in dividends payable	(584)	-
Proceeds from PPP loan	-	20,832
Net cash provided by financing activities	1,140,067	487,055

NET INCREASE (DECREASE) IN CASH	137,298	(61,052)

CASH BEGINNING OF PERIOD	10,325	71,377

END OF PERIOD	126,791	10,325

Non-cash investing and financing activities	$371,565	$66,000
Conversion of 408,725 & 72,600 Preferred C Shares into 59,420,060 and 21,482,136 shares of common stock for the period ending June 30, 2022 and 2021, respectively.	-	-
Income from PPP forgiveness	(20,832)	-
Cash Paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses available to common shareholders of $1,636,677 and $1,088,303 for the period ended June 30, 2022 and 2021, respectively, and has an accumulated deficit of $30,496,042 at June 30, 2022 and $28,859,365 June 30, 2021.

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

On March 5, 2020, the Company entered into an agreement with GHS Investments, LLC whereas the investor agrees to invest up to four million dollars ($4,000,000) over the 36 months immediately subsequent to the effective date of the agreement.

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of our employees, customers, and vendors. Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially; delaying the beginning of production.

SMARTMETRIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow except as noted below.

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

Reclassification of prior year presentation

Operating expenses for the year ended June 30, 2021 have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations, cash flows from operating activities, or presentation of Consolidated Statements of Cash Flows for fiscal year ended June 30, 2021; therefore, no adjustment has been made to the Consolidated Statements of Cash Flows for fiscal year ended June 30, 2021.

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

Research and Development

Research and development costs are charged to expense as incurred. Our research and development expenses consist primarily of expenditures for electronics design and engineering, software design and engineering, component sourcing, component engineering, manufacturing, product trials, compensation, and consulting costs.

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

Prepaid expenses were $13,720 at June 30, 2022. All prepaid expenses consist of OTC market fees.

NOTE 4 -	COMMITMENTS

Lease Agreement

The Company’s main office is in Las Vegas, Nevada. Rent expense under all leases for the years ended June 30, 2022 and 2021 was $7,613 and $5,238 respectively. The Company maintains only one office. This office is in Las Vegas, NV and is a month-to-month lease.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $3,297 and $0 as of June 30, 2022 and 2021, respectively. These advances bear interest at 7% per annum.

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

In March of 2020, the Company applied for the SBA PPP government loan and was approved. On April 17, 2020, the Company received $20,832 as proceeds from this loan. The Company successfully applied to have this loan forgiven as of June 30, 2021.

In March of 2021, the Company applied for the SBA PPP government loan and was approved. On March 29, 2021, the Company received $20,832 as proceeds from this loan. The Company applied for forgiveness of this loan and forgiveness was granted by the Small Business Administration as of October 2021.

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

The 10% convertible note is currently in default. Upon default, the fixed conversion price became a Variable Conversion Price, which is 70% multiplied by the lowest trading price for the Company’s common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date.

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

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$120,996	$120,996

NOTE 6 -	STOCKHOLDERS’ DEFICIT

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

As of June 30, 2022, the Company has 50,000,000 shares of Class A preferred stock, par value $0.001, authorized and no shares issued and outstanding.

SMARTMETRIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock and Warrants

●	During the three months ended September 30, 2019, the Company sold for cash 6,337,500 shares of common stock and warrants to purchase: (i) 6,337,500 shares at prices ranging from $0.10 per share to $0.25 per share for net proceeds of $133,495. The warrants expire at various times through September 17, 2021. None of these shares were issued during the quarter ended September 30, 2019, with all 6,337,500 shares being recorded as stock payable.

●	During the three months ended December 31, 2019, the Company sold for cash 40,675,000 shares of common stock and warrants to purchase: (i) 825,000 shares at prices ranging from $0.20 per share to $0.25 per share for net proceeds of $214,510. The warrants expire at various times through November 1, 2021. None of these shares were issued during the quarter ended December 31, 2019, with all 40,675,000 shares being recorded as stock payable. There were 36,300 Preferred C shares converted to 2,370,696 Common shares for the three-month period ending December 31, 2019, see Note 6.

●	During the three months ended March 31, 2020, the Company sold for cash 9,550,000 shares of common stock and warrants to purchase: (i) 3,500,000 shares at prices ranging from $0.05 per share to $1.00 per share for net proceeds of $66,500. The warrants expire at various times through March 12, 2022. None of these shares were issued during the quarter ended March 31, 2020, with all 9,550,000 shares being recorded as stock payable.

●	During the three months ended June 30, 2020, the Company sold for cash 40,000,000 shares of common stock and warrants to purchase: (i) 12,000,000 shares at prices ranging from $0.10 per share to $0.20 per share for net proceeds of $200,905. The warrants expire at various times through June 12, 2021. 31,000,000 of these shares were issued during the quarter ended June 30, 2020, with 9,000,000 shares being recorded as stock payable.

●	During the three months ended September 30, 2020, the Company sold for cash 17,500,000 shares of common stock and warrants to purchase: (i) 17,500,000 shares at prices ranging from $0.05 per share to $0.10 per share and (ii) 14,500,000 shares at prices ranging from $0.10 to $0.20 for net proceeds of $77,409. The warrants expire at various times through September 21, 2022. All 17,500,000 of these shares were issued during the quarter ended December 31, 2020, with all 17,500,000 shares being recorded as stock payable. The Company issued 6,032,260 shares. Of these shares, 585,000 were issues for consulting services and 5,447,260 were converted from Preferred shares.

●	During the three months ended December 31, 2020, the Company sold 16,500,000 shares of common stock for net proceeds of $82,455. With these issuances the company also issued warrants to purchase: (i) 16,500,000 shares at prices ranging from $0.05 to $0.10 per share and (ii) 16,500,000 shares at prices ranging from $0.10 to $0.20 and (iii) 1,500,000 at a price of $0.30. The warrants expire at various times through December 21, 2022. None of the 16,500,000 shares were issued during the quarter ended December 31, 2020, and were recognized as stock payable.

●	During the three months ended December 31, 2020, the Company issued 32,034,876 shares for $75,000, of which 15,000,000 were issued from stock payable and 16,034,876 were converted from 78,100 Preferred shares.

●	During the three months ended March 31, 2021, the Company sold 11,000,000 shares of common stock for net proceeds of $59,957. With these issuances the company also issued warrants to purchase: (i) 12,000,000 shares at a price of $0.10 per share and (ii) 12,000,000 shares at a price of $0.20. The warrants expire at various times through February 4, 2022. None of the 12,000,000 shares were issued during the quarter ended March 31, 2021, and were recognized as stock payable.

SMARTMETRIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	STOCKHOLDERS’ DEFICIT (CONTINUED)

●	During the three months ended March 31, 2021, the Company issued 26,769,540 shares, of which 17,000,000 were issued from stock payable, 6,709,100 were converted from 72,600 Preferred shares and 2,560,440 shares were issued for legal services.

●	During the three months ended June 30, 2021, the Company sold 3,333,333 shares of common stock for net proceeds of $20,000. With these issuances the company also issued warrants to purchase: (i) 3,333,333 shares at a price of $0.10 per share and (ii) 3,333,333 shares at a price of $0.20. The warrants expire at various times through June 8, 2022. None of the 3,333,333 shares were issued during the quarter ended June 30, 2021, and were recognized as stock payable.

●	During the three months ended June 30, 2021, the Company issued 3,025,952 shares, all of which were converted from 36,300 Preferred C shares.

●	During the three months ended September 30, 2021, the Company sold 5,500,000 shares of common stock for net proceeds of $27,462. With these issuances the company also issued warrants to purchase: (i) 5,500,000 shares of common stock at a price of $0.10 per share and (ii) 5,500,000 shares of common stock at a price of $0.20 per share. The warrants expire at various times through September 21, 2022. None of the 12,000,000 shares of common stock were issued during the quarter ended September 30, 2021, and were recognized as stock payable.

●	During the three months ended September 30, 2021, the Company issued 42,262,958 shares of common stock, of which 8,133,333 were issued from stock payable, 17,534,387 were converted from 116,050 shares of Preferred stock and 4,095,238 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee.

●	As of December 31, 2021, the Company had 539,310,756 shares of common stock issued and outstanding.

●	During the three months ended December 31, 2021, the Company sold 8,625,000 shares of common stock for net proceeds of $86,230. With these issuances the Company also issued warrants to purchase: (i) 8,625,000 shares of common stock at a price of $0.70 per share and (ii) 4,312,500 shares of common stock at a price of $1.00 per share. The warrants expire at various times through December 14, 2022. None of the 8,625,000 shares of common stock were issued during the quarter ended December 31, 2021, and were recognized as stock payable.

●	During the three months ended December 31, 2021, the Company issued 50,662,170 shares of common stock, of which 11,032,663 shares were issued from stock payable, 19,148,052 were converted from 107,000 shares of Preferred stock, 7,981,445 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee to AJB Capital.

●	During the three months ended March 31, 2022, the Company issued 77,040,836 shares of common stock, of which zero were issued from stock payable, 15,826,550 were converted from 90,750 shares of Preferred stock, 3,714,286 shares were issued for legal services and 57,500,000 shares were issued in conjunction with securities purchase agreements for net proceeds of $783,000.

●	During the three months ended March 31, 2022, the Company sold 2,000,000 shares of common stock for net proceeds of $19,980. With these issuances the Company also issued warrants to purchase: (i) 2,000,000 shares of common stock at a price of $0.70 per share and (ii) 1,000,000 shares of common stock at a price of $1.00 per share. The warrants expire at various times through February 9, 2023. None of the 2,000,000 shares of common stock were issued during the quarter ended March 31, 2022, and were recognized as stock payable.

●	During the three months ended June 30, 2022, the Company did not issue shares of common stock for cash proceeds.

As of June 30, 2022 the Company had 647,886,336 shares of common stock issued and outstanding – from cash proceeds, conversions from preferred stock and issuances for services.

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

At June 30, 2022, all of the 45,997,852 warrants are vested, all 45,997,852 warrants expire at various times through February 2023. At June 30, 2021,all 124,888,519 warrants are vested and all 124,888,519 warrants expire at various times through June 2022.

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

Issuances of Series C Mandatory Redeemable Convertible Preferred Stock

On January 10, 2019, the Board of Directors of the Company adopted a resolution pursuant to the Company’s Certificate of Incorporation, as amended, providing for the designations, preferences and relative, participating, optional and other rights, and the qualifications, limitations, and restrictions, of the Series C Convertible Preferred Stock.

On January 14, 2019, the Company filed a Certificate of Designations for a Series C Convertible Preferred Stock. The authorized number of Series C Convertible Preferred Stock is 1,000,000 shares, par value 0.001. The Series C Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and right of liquidation with the Company’s common stock, (b) junior with respect to dividends and right of liquidation with respect to the Company’s Series B Preferred Stock; and (c) junior with respect to dividends and right of liquidation to all existing indebtedness of the Company. Series C Preferred Stock will carry an annual ten percent (10%) cumulative dividend, compounded daily, payable solely upon redemption, liquidation, or conversion. The Company will have a right, at any time in the period of 180 days from the date of the issuance, at the Company’s option, to redeem all or any portion of the Series C Preferred Stock at prices ranging from 105% to 130%, based on the passage of time.

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

All shares of mandatorily redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 480, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series C mandatory redeemable convertible preferred stock to its estimate of fair value (i.e., redemption value) at period end.

The carrying value of the Series C mandatory redeemable convertible preferred stock at June 30, 2022 and 2021 was $59,478 and $196,083, respectively.

The estimated fair value of the Series C, mandatory redeemable convertible preferred stock at June 30, 2022 and 2021 was $59,478 and $196,083 respectively.

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

At June 30, 2022, the Company had a net operating loss carry-forwards in the amount of approximately $30,496,042 million available to offset future taxable income through 2039. These amounts may be carried forward indefinitely, subject to the 80% of taxable income limitation rule. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended June 30, 2022 and 2021 is summarized as follows:

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