Form 10-Q
period 2022-09-30
SmartMetric, Inc.
filed 2022-11-21
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of November 21, 2022 was 905,849,033.

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

ii

PART I. FINANCIAL INFORMATION

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed consolidated Balance Sheet

(Unaudited)

	September 30,	June 30,
	2022	2022
Assets

Current assets:
Cash	$244,256	$126,791
Notes payable	500,002	-
Prepaid expenses and other current assets	3,970	13,720

Total current assets	748,228	140,511

Non-current assets
Note receivable-Barry	-	-
Deferred financing costs	35,000	35,000

Total assets	$783,228	$175,511

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,124,730	$1,052,553
Liability for stock to be issued	82,540	115,790
Deferred Officer’s salary	737,642	753,475
Related party interest payable	266,945	253,898
Dividends payable	1,858	1,858
Due to shareholders	52,927	52,927
Covid19 SBA loan	20,832	20,832
Convertible note payable, net of discount	295,400	35,000
Derivative liability	120,996	120,996
Convertible interest payable	7,249	7,249
Interest payable	2,625	2,625
Shareholder loan	6,810	-

Total current liabilities	2,720,554	2,417,203
Total Liabilities	2,720,554	2,417,203

Commitments and contingencies (See note 4)
Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1,000,000 shares, 17,300 and 65,425 shares issued and outstanding, respectively	15,728	59,478

Stockholders’ deficit:
Class B Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Class A Preferred stock, $.001 par value; 50,000,000 shares authorized 0 and 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 2,400,000,000 shares authorized, 905,849,033 and 647,886,336 shares issued and outstanding, respectively	905,849	647,886
Additional paid-in capital	27,928,877	27,546,376
Accumulated deficit	(30,788,390)	(30,496,042)

Total stockholders’ deficit	(1,953,054)	(2,301,170)

Total liabilities and stockholders’ deficit	$783,228	$175,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed consolidated Statements Of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2022	2021
Revenues	$-	$-

Expenses:
Officer’s salary	47,500	47,500
Advertising costs	73,636	43,005
Legal and professional fees	67,978	141,623
General and administrative expenses	74,136	307,747
Research and development	16,050	24,395

Total operating expenses	279,290	564,270

Loss from operations before income taxes	(279,290)	(564,270)
Interest & Financing Expense	(13,047)	(30,783)
Gain on PPP loan forgiveness	-	-
Gain (loss) on change in derivatives	-	(505,608)

Net loss	(292,347)	(1,100,661)
Preferred stock dividends		(1,423)
Net loss available for common stockholders	$(292,347)	$(1,102,084)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	749,049,088	469,331,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed consolidated Statements of Changes In Stockholders’ (Deficit)

(Unaudited)

	Preferred Series C		Common		Additional Paid In	Accumulated
	Stock		Stock		Capital	Deficit	Total
Balance June 30, 2021	610,000	610	446,385,628	446,386	25,955,367	(28,859,365)	(2,457,002)

Shares issued of common stock and warrants for cash			80,040,996	80,041	850,661		930,702

Shares converted from Preferred C shares to common			76,954,447	76,955	299,546		376,501

Common shares issued for services			19,505,265	19,504	90,802		110,306

Common shares issued for finder’s fee			25,000,000	25,000	350,000		375,000

Series C Preferred Dividends							-

Prior period adjustments							-

Net loss for period		-		-	-	(1,636,677)	(1,636,677)

Balance June 30, 2022	610,000	610	647,886,336	647,886	27,546,376	(30,496,042)	(2,301,170)

Shares issued of common stock and warrants for cash			9,750,000	9,750	23,500		33,250

Shares converted from Preferred C shares to common			14,335,488	14,335	29,415		43,750

Common shares issued for services			22,250,000	22,250	-		22,250

Common shares issued for equity funding conversions			211,627,209	211,627	329,586		541,213

Series C Preferred Dividends							-

Prior period adjustments							-

Net loss for period		-		-	-	(292,347)	(292,347)

Balance September 30, 2022	610,000	610	905,849,033	905,848	27,928,877	(30,788,389)	(1,953,054)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed consolidated Statements Of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(292,347)	$(1,100,661)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued and issuable for services	22,250	286,000
Non cash financing expense:		-
Gain (loss) on fair value of derivative liability	-	505,608
Amortization of debt discount	-	11,342

Changes in assets and liabilities
Increase (Decrease) in prepaid expenses and other current assets	9,750	(3,750)
Increase in accounts payable and accrued expenses	72,177	23,912
(Decrease) in deferred officer salary	(15,833)	-
Increase in Due to shareholder	-	-
Increase in Convertible interest payable	-	875
Increase in interest payable	-
Increase in related party interest payable	13,047	12,910

Net cash used in operating activities	(190,956)	(263,764)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	6,810	-
Advance for note	-	(4,980)
Proceeds from sale of common stock	291,410	27,462
Net repayment from AJB Note	-	270,000
Proceeds from sale of Series C Preferred stock	43,750	75,000
Change in dividends payable	-	-
Unlocated	(299)	-
Change in stock liability	(33,250)	-
Net cash provided by financing activities	308,421	367,482

NET INCREASE (DECREASE) IN CASH	117,465	103,718

CASH BEGINNING OF PERIOD	126,791	10,325

END OF PERIOD	244,256	114,043

Non-cash investing and financing activities	$43,750	$75,000

Conversion of 48,125 & 116,050 Preferred C Shares into 14,335,488 and 17,534,387 shares of common stock

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the Securities and Exchange Commission on October 14, 2022. The consolidated balance sheet as of June 30, 2022, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by US GAAP for complete financial statements.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $292,347 for the three months ended September 30, 2022 and has an accumulated deficit of $30,788,390 at September 30, 2022.

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

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2022 and 2021, 32,872,852 and 102,551,018 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being common stock warrants at September 30, 2022 and 2021, as their effect would be anti-dilutive.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2022 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at September 30, 2022.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements as well as advance rental payments. Prepaid expenses at September 30, 2022 were $3,970.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company’s main office is in Las Vegas, Nevada. Rent expense under all leases for the three months ended September 30, 2022 and 2021 was $2,428 and $1,325 respectively. The Company maintains only one office. This office is in Las Vegas, NV and is a month-to-month lease.

Related Party Transactions

As of September 30, 2022 and 2021, the Company has accrued the amounts of $737,642 and $737,642, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

As a result of shareholder loans and deferred officer salary, the Company has accrued a balance of $266,945 and $214,756 as interest payable as of September 30, 2022 and 2021.

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

As of September 30, 2022, the Company has 5,000,000 shares of Series B Convertible Preferred Stock, par value $0.001, authorized and 610,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

Series D Convertible Preferred Stock

On July 27, 2021 the Company designated Series D Convertible Preferred Stock (the “Series D Shares”). The Series D Shares have a stated value of $100.00 (the “Stated Value”), and carry a conversion price of the volume weighted average price (for the 20 trading days immediately prior to the conversion date). The number of shares of common stock to be issued upon any conversion shall be calculated as the quotient of (i) the product of the issued shares of the Series D Shares to be converted and the Stated Value, and (ii) the Conversion Price. The Series D Shares are not entitled to receive dividends or other distributions, and have no voting rights.

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock

●	During the last fiscal quarter of fiscal year ending June 30, 2021, the Company increased its authorized shares of common stock from 600,000,000 to 1,200,000,000.

As of September 30, 2021, the Company had 488,648,586 shares of common stock issued and outstanding.

●	During the three months ended September 30, 2021, the Company sold 5,500,000 shares of common stock for net proceeds of $27,462. With these issuances the company also issued warrants to purchase: (i) 5,500,000 shares of common stock at a price of $0.10 per share and (ii) 5,500,000 shares of common stock at a price of $0.20 per share. The warrants expire at various times through September 21, 2022. None of the 12,000,000 shares of common stock were issued during the quarter ended September 30, 2021, and were recognized as stock payable.

●	During the three months ended September 30, 2021, the Company issued 42,262,958 shares of common stock, of which 8,133,333 were issued from stock payable, 17,534,387 were converted from 116,050 shares of Preferred stock and 4,095,238 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee.

As of December 31, 2021, the Company had 539,310,756 shares of common stock issued and outstanding.

●	During the three months ended December 31, 2021, the Company sold 8,625,000 shares of common stock for net proceeds of $86,230. With these issuances the Company also issued warrants to purchase: (i) 8,625,000 shares of common stock at a price of $0.70 per share and (ii) 4,312,500 shares of common stock at a price of $1.00 per share. The warrants expire at various times through December 14, 2022. None of the 8,625,000 shares of common stock were issued during the quarter ended December 31, 2021, and were recognized as stock payable.

●	During the three months ended December 31, 2021, the Company issued 50,662,170 shares of common stock, of which 11,032,663 shares were issued from stock payable, 19,148,052 were converted from 107,000 shares of Preferred stock, 7,981,445 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee to AJB Capital.

●	During the three months ended March 31, 2022, the Company issued 77,040,836 shares of common stock, of which zero were issued from stock payable, 15,826,550 were converted from 90,750 shares of Preferred stock, 3,714,286 shares were issued for legal services and 57,500,000 shares were issued in conjunction with securities purchase agreements for net proceeds of $783,000.

●	During the three months ended March 31, 2022, the Company sold 2,000,000 shares of common stock for net proceeds of $19,980. With these issuances the Company also issued warrants to purchase: (i) 2,000,000 shares of common stock at a price of $0.70 per share and (ii) 1,000,000 shares of common stock at a price of $1.00 per share. The warrants expire at various times through February 9, 2023. None of the 2,000,000 shares of common stock were issued during the quarter ended March 31, 2022, and were recognized as stock payable.

●	During the three months ended September 30, 2022, the Company issued 257,962,697 shares of common stock, of which 9,750,000 were issued from stock payable, 14,385,488 were converted from 48,125 shares of Preferred stock, 22,250,000 shares were issued for advertising and promotional services and 221,327,209 shares were issued in conjunction with securities purchase agreements for net proceeds of $291,410.

●	During the three months ended September 30, 2022, the Company sold 0 shares of common stock for net proceeds of $0.

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

Concurrently with the execution of the Equity Financing Agreement, the Company entered into a convertible promissory note, for the principal balance of $35,000. Per the terms of the convertible promissory note, the Company agreed to pay GHS interest at the rate of ten percent (10%) until it became due on December 5, 2020. The holder of the convertible promissory note shall have the right at any time to convert all or any part of the outstanding and unpaid principal and interest at a fixed conversion price of $0.0175. See Note 5. The principal balance of $35,000 was been recognized as deferred financing costs in current assets on the accompanying Consolidated Balance Sheet, and was charged against the gross proceeds of each put when received. As of the date of this filing, the note has been paid in full.

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

As of September 30, 2022, and June 30, 2022, the following is a breakdown of the warrant activity:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Contractual Life Remaining in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Warrants Outstanding and Exercisable at September 30, 2022:
$0.70 - $1.00	32,872,852	1.18	$0.22	32,872,852	$0.22

Warrants Outstanding and Exercisable at June 30, 2022:
$0.10 - $0.20	45,997,852	1.09	$0.31	45,997,852	$0.31

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrant Activity:

September 30, 2022:

Outstanding - June 30, 2022	45,997,852
Issued	-
Exercised	-
Expired	(13,125,000)
Outstanding - September 30, 2022	32,872,852

September 30, 2021:

Outstanding - June 30, 2021	124,888,519
Issued	6,999,999
Exercised	-
Expired	(29,337,500)
Outstanding - September 30, 2021	102,551,018

At September 30, 2022, all 32,872,852 warrants are vested and all 54,664,518 warrants expire at various times prior to February 9, 2023.

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

The number of shares of Series C Convertible Preferred Stock issued and outstanding were 17,300 and 65,425, respectively, for September 30, 2022 and June 30, 2022.

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

The Series C Convertible Preferred stock is convertible after six months at 71% of the average market price of the Company’s stock based on the lowest two (2) market closes fifteen (15) days prior. Consequently, the shares were converted at different rates. The Company analysed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. Three (3) batches of Preferred stock were subject to derivative liability valuation based on the Black Scholes Merton pricing model. As the fair value of each of the three (3) derivative and the shares issued at inception were in excess of the face amount of the Preferred stock, the Company recorded a discount in the amount of $35,000 to be amortized utilizing the effective interest method of accretion over the term of the note.

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

The carrying value of the Series C Convertible Preferred Stock at September 30, 2022 and June 30, 2022 was $15,728 and $59,478 net of discount, respectively. There were 0 shares of Series C Preferred Stock issued for net proceeds of $0, and 48,125 shares of Series C Preferred Stock converted to 14,385,488 shares of common stock for the three months ended September 30, 2022.

NOTE 8 - DERIVATIVE LIABILITIES

The conversion rates of the convertible notes and Series C Convertible Preferred Stock are convertible at a variable rate. Accordingly, the Company concluded there is an embedded derivative which was required to be bifurcated and accounted for as a derivative liability. The Company chose to use the Black Scholes model to calculate the derivative liability. The assumptions in the derivative liability calculation included the price of the Company’s common stock of $0.0141 at the valuation date, term of zero, a risk-free rate of between $0.0010 and $0.0011 and a volatility rate of between 150% and 341%. The Company has recorded the embedded derivative liability at its’ fair value utilizing the Black Scholes Merton option pricing model, as follows:

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

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to September 30, 2022 to the date these financial statements were issued. Between October 1, 2022 and November 11, 2022, other than as described in “Recent Developments” in Part I, Item 2 of this Quarterly Report, there were no subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

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

To date, we have devoted a substantially all of our efforts and financial resources to the development of our biometric card. Since our inception in 2002, we have generated no revenue from product sales and have funded our operations principally through the private sales of our equity securities. We have never been profitable and, as of September 30, 2022, we had an accumulated deficit of approximately $30,788,390. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our technologies and advance them to market.

Our cash and cash equivalents balance at September 30, 2022 was approximately $244,256 representing 31.2% of total assets. Notwithstanding our recent capital raises, based on our current expected level of operating expenditures, we expect to be able to fund our operations into 2023. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $292,347 for the three month period ending September 30, 2022 and has incurred a cumulative loss of $30,788,390 since our inception in December 18, 2022. The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern beyond calendar year 2023. The Company maintains sufficient cash to continue as a going concern throughout all of calendar year 2023.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending September 30, 2022 and 2021. Net loss for the three months ended September 30, 2022 and 2021 were $292,347 and $1,102,084, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totalled $279,290 and $564,270 during the three months ended September 30, 2022 and 2021, respectively. The increase in operating expenses is the result of higher consulting expenses and legal expenses.

	Quarter Ended September 30,		Change in 2022 Versus 2021
	2022	2021	$	%
Operating expense
Officer salary	$47,500	$47,500	$-0-	-0-%
Research and development	16,050	24,395	(8,345)	-34.2%
General and administrative	215,749	492,375	(276,905)	-56.2%
Total operating expense	$279,299	$564,270	$(284,980)	-50.1%

Research and Development

Research and development expenses totalled $16,050 and $24,395 for the three months ended September 30, 2022 and 2021, respectively. The decrease of $8,345, or 34.2%, in 2022 compared to 2021 was primarily attributable to decreased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totalled $215,749 and $492,375 for the three months ended September 30, 2022 and 2021, respectively. The decrease of $276,626, or 56.2%, in 2022 compared to 2021 was primarily the result of an decrease in consulting and legal expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totalled ($13,047) and ($536,391) for the three months ended September 30, 2022 and 2021, respectively.

	Quarter Ended September 30,		Change in 2022 Versus 2021
	2022	2021	$	%
Gain (loss) on change in derivatives	-0-	(505,608)	505,608	-0-
Gain on PPP loan forgiveness	-0-	-0-	-0-	-0-
Interest Expense	(13,047)	(30,783)	17,726	57.6%
Total other (income) expense	$(13,047)	$(536,391)	$523,334	1.0%

Interest income (expense)

We had net interest expense of ($13,057) in the three months ended September 30, 2022 compared to ($30,783) net interest expense for the three months ended September 30, 2021. The decrease of ($17,726) was attributable to lower deferred officer salary.

Gain (loss) on change in derivatives

We had a gain (loss) on change in derivatives of $0 in the three months ended September 30, 2022 compared to a ($505,608) gain (loss) on change in derivatives for the three months ended September 30, 2021.

Gain on PPP loan forgiveness

We recognized $0 on the forgiveness of a PPP loan during the three months ended September 30, 2022.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of $30,788,390 as of September 30, 2022 and anticipate that we will continue to incur additional losses for the foreseeable future. Through September 30, 2022, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $28.9 million from inception through September 30, 2022.

	Three Months Ended September 30,		Change in 2022 Versus 2021
	2022	2021	$	%
Cash at beginning of period	$126,791	$10,325	$116,466	1128.0%
Net cash used in operating activities	(190,956)	(263,764)	72,808	27.6%
Net cash used in investing activities	-	-	-	-
Net cash provided by financing activities	308,421	367,482	(59,061)	(16.1)%
Cash at end of period	$244,256	$114,043	$130,213	114.2%

Net Cash Used in Operating Activities

Net cash used in operating activities was $190,956 and $263,764 for the three months ended September 30, 2022 and 2021, respectively. The decrease of $72,808 in cash used during 2022 compared to 2021 was primarily attributable to a decrease in consultant costs and legal expenses.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the nine months ended September 30, 2022 and 2021, respectively.

Net Cash Provided by Financing Activities

During the three months ended September 30, 2022, net cash provided by financing activities was $308,421, compared to $367,482 for the three months ended September 30, 2022. The decrease of $59,061 was due to lower sales of the Company’s securities in private placements. We continue to seek funding through private placement sales of equity to fund our continued operations, sales and marketing and ongoing research and development programs.

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

In connection with the preparation of this Quarterly report on Form 10-Q for the quarter ended September 30, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the three months ended September 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2022 filed with the Commission on October 14, 2022 and our subsequent filings with the Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold since July 1, 2022 and not previously reported on a Current Report on Form 8-K. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(a)(2) thereof and Regulation D and Regulation S promulgated thereunder, relating to offers of securities by an issuer not involving any public offering, although none of these were used as of the date of this filing.

●	During the three months ended September 30, 2021, the Company sold 5,500,000 shares of common stock for net proceeds of $27,462. With these issuances the Company also issued warrants to purchase: (i) 5,500,000 shares of common stock at a price of $0.10 per share and (ii) 5,500,000 shares of common stock at a price of $0.20 per share. The warrants expire at various times through September 21, 2022. All of these shares were recognized as stock payable.

●	During the three months ended September 30, 2021, the Company issued 42,262,958 shares of common stock, of which 8,133,333 were issued from stock payable, 17,534,387 were converted from 116,050 Preferred stock, 4,095,238 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee.

●	During the three months ended December 31, 2021, the Company sold 8,625,000 shares of common stock for net proceeds of $86,230. With these issuances the company also issued warrants to purchase: (i) 8,625,000 shares of common stock at a price of $0.70 per share and (ii) 4,312,500 shares of common stock at a price of $1.00 per share. The warrants expire at various times through December 14, 2022. All of these shares were recognized as stock payable.

●	During the three months ended December 31, 2021, the Company issued 50,662,170 shares of common stock, of which 11,032,663 were issued from stock payable, 19,148,052 were converted from 107,000 shares of Preferred stock, 7,981,455 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee.

●	During the three months ended March 31, 2022, the Company issued 77,040,836 shares of common stock, of which zero were issued from stock payable, 15,826,550 were converted from 90,750 shares of Preferred stock, 3,714,286 shares were issued for legal services and 57,500,000 shares were issued in conjunction with securities purchase agreements for net proceeds of $783,000.

●	During the three months ended March 31, 2022, the Company sold 2,000,000 shares of common stock for net proceeds of $19,980. With these issuances the Company also issued warrants to purchase: (i) 2,000,000 shares of common stock at a price of $0.70 per share and (ii) 1,000,000 shares of common stock at a price of $1.00 per share. The warrants expire at various times through February 9, 2023. None of the 2,000,000 shares of common stock were issued during the quarter ended March 31, 2022, and were recognized as stock payable.

●	During the three months ended September 30, 2022, the Company issued 257,962,697 shares of common stock, of which 9,750,000 were issued from stock payable, 14,385,488 were converted from 48,125 shares of Preferred stock, 22,250,000 shares were issued for advertising and promotional services and 221,327,209 shares were issued in conjunction with securities purchase agreements for net proceeds of $291,410.

●	During the three months ended September 30, 2022, the Company sold 0 shares of common stock for net proceeds of $0.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 5, 2020, the Company issued a $35,000 10% convertible note to GHS in relation to the equity financing agreement. The note was due on December 5, 2020 and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totalling $5,000. During the year ended June 30, 2020, $2,127 of the debt discount was amortized. For the three-month period ended September 30, 2020, $3,804 of the debt discount was amortized. As of December 31, 2021, all $5,000 of the debt discount was fully amortized and the note was at its full amount of $35,000. As of March 31, 2022, the note had not been paid and was is in default. As of the date of this filing, the note has been paid in full.

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

SMARTMETRIC, INC.

Dated: November 21, 2022	By:	/s/ Chaya Hendrick
Chaya Hendrick, President,
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: November 21, 2022	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer
(Principal Financial Officer)