Form 10-Q
period 2022-12-31
SmartMetric, Inc.
filed 2023-02-22
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of February 07, 2023 was 1,487,909,032.

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

ii

PART I. FINANCIAL INFORMATION

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed consolidated Balance Sheet

(Unaudited)

	December 31,	June 30,
	2022	2022
Assets

Current assets:
Cash	$42,998	$126,791
Prepaid expenses and other current assets	8,100	13,720

Total current assets	51,098	140,511

Non-current assets
Patent costs (net of amortization)	15,003	-
Discount	-	-
Deferred financing costs	-	35,000

Total assets	$66,101	$175,511

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,155,351	$1,052,553
Liability for stock to be issued	62,540	115,790
Deferred Officer’s salary	737,642	753,475
Related party interest payable	279,854	253,898
Dividends payable	1,858	1,858
Due to shareholders	52,927	52,927
Covid19 SBA loan	-	20,832
Convertible note payable, net of discount	442,211	35,000
Derivative liability	-	120,996
Convertible interest payable	-	7,249
Interest payable	-	2,625
Shareholder loan	12,969	-

Total current liabilities	2,745,352	2,417,203
Total Liabilities	2,745,352	2,417,203

Commitments and contingencies (See note 4)
Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1,000,000 shares, 17,300 and 65,425 shares issued and outstanding, respectively	15,728	59,478

Stockholders’ deficit:
Class B Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Class A Preferred stock, $.001 par value; 50,000,000 shares authorized 0 and 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 2,400,000,000 shares authorized, 1,487,909,032 and 647,886,336 shares issued and outstanding, respectively	1,487,909	647,886
Additional paid-in capital	26,984,207	27,546,376
Accumulated deficit	(31,167,704)	(30,496,042)

Total stockholders’ deficit	(2,694,978)	(2,301,170)

Total liabilities and stockholders’ deficit	$66,101	$175,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed consolidated Statements Of Operations

(Unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Revenues	$-	$-	$-	$-

Expenses:
Officer’s salary	95,000	95,000	47,500	47,500
Advertising costs	116,712	84,153	43,075	41,148
Legal and professional fees	98,420	167,228	30,443	25,605
General and administrative expenses	10,956	508,104	(63,179)	200,357
Research and development	73,000	68,895	56,950	44,500

Total operating expenses	394,088	923,380	114,789	359,110

Loss from operations before income taxes	(394,088)	(923,380)	(114,789)	(359,110)
Interest & Financing Expense	(25,956)	(79,627)	(12,909)	(48,844)
Gain on PPP loan forgiveness	20,832	20,832	20,832	20,832
Gain (loss) on derivative liability	(284,204)	(437,368)		68,240
Other income (expenses)	11,754		11,754
Gain (loss) on conversions			(284,204)

Net loss	(671,662)	(1,419,543)	(379,316)	(318,882)
Preferred stock dividends		(4,802)	-	(3,379)
Net loss available for common stockholders	$(671,662)	$(1,424,345)	$(379,316)	$(322,261)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	1,010,411,250	493,850,474	1,277,581,461	518,255,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed consolidated Statements of Changes In Stockholders’ (Deficit)

(Unaudited)

	Preferred Series C				Additional Paid In	Accumulated
	Stock		Common Stock		Capital	Deficit	Total
Balance June 30, 2021	610,000	610	446,385,628	446,386	25,955,367	(28,859,365)	(2,457,002)

Shares issued of common stock and warrants for cash			80,040,996	80,041	850,661		930,702

Shares converted from Preferred C shares to common			76,954,447	76,955	299,546		376,501

Common shares issued for services			19,505,265	19,504	90,802		110,306

Common shares issued for finders fee			25,000,000	25,000	350,000		375,000

Series C Preferred Dividends							-

Prior period adjustments							-

Net loss for period		-				(1,636,677)	(1,636,677)

Balance June 30, 2022	610,000	610	647,886,336	647,886	27,546,376	(30,496,042)	(2,301,170)

Shares issued of common stock and warrants for cash			9,750,000	9,750	23,500		33,250

Shares converted from Preferred C shares to common			14,335,488	14,335	29,415		43,750

Common shares issued for services			22,250,000	22,250	-		22,250

Common shares issued for equity funding conversions			211,627,209	211,627	329,586		541,213

Series C Preferred Dividends

Prior period adjustments

Net loss for period		-				(292,347)	(292,347)

Balance September 30, 2022	610,000	610	905,849,033	905,848	27,928,877	(30,788,389)	(1,953,054)

Shares issued of common stock and warrants for cash			4,000,000	4,000	16,000		20,000

Shares converted from Preferred C shares to common			-	-	-		-

Common shares issued for services			-	-	-		-

Common shares issued for equity funding conversions			578,059,999	578,060	(960,669)		(382,609)

Series C Preferred Dividends

Prior period adjustments

Net loss for period		-				(379,316)	(379,316)

Balance December 31, 2022	610,000	610	1,487,909,032	1,487,909	26,984,207	(31,167,707)	(2,694,978)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed consolidated Statements Of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(671,662)	$(1,419,543)
Amortization of intangible asset	$(232)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued and issuable for services	55,500	435,306
Non cash financing expense:		-
Gain (loss) on fair value of derivative liability	(120,996)	437,368
Amortization of debt discount	-	26,466
Gain on PPP forgiveness	(20,832)	(20,832)
Amortization of debt cost	35,000
Change in stock liability	(53,250)
Changes in assets and liabilities
Increase (Decrease) in prepaid expenses and other current assets	5,620	-
Increase in accounts payable and accrued expenses	102,798	(30,166)
(Decrease) in deferred officer salary	(15,833)	-
Increase in Due to shareholder	-	-
Increase in Convertible interest payable	(2,625)	1,750
Increase in interest payable	(7,249)
Change in discount	-	-
Increase in related party interest payable	25,956	25,819

Net cash used in operating activities	(667,805)	(543,832)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	12,969	7,668
Patent costs (net of amortization)	(15,235)	-
Proceeds from sale of common stock	330,932	135,827
Proceeds from AJB Note	-	270,000
Proceeds from sale of Series C Preferred stock	43,750	155,000
Change in dividends payable	-	4,802
Change in derivative liability	120,996	-
Change in convertible note payable	90,600	-
Net cash provided by financing activities	584,012	573,297

NET INCREASE (DECREASE) IN CASH	(83,793)	29,465

CASH BEGINNING OF PERIOD	126,791	10,325

END OF PERIOD	42,998	39,790

Non-cash investing and financing activities	$43,750	$107,000
Conversion of 48,125 & 125,675 Preferred C Shares into 14,335,488 and 19,148,052 shares of common stock

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

SmartMetric, Inc. (the “Company” or “SmartMetric”) was incorporated in the State of Nevada on December 18, 2002. SmartMetric’s main product is a fingerprint sensor-activated credit/debit card with a finger sensor onboard the card and a built-in rechargeable battery for portable biometric identification and card activation. This card may be referred to as a biometric credit and or debit card or the SmartMetric Biometric credit card. SmartMetric has completed development of its card along with pre-mass manufacturing cards and is now in the final stages of production of its credit/debit biometric card. The release of this card is imminent.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the Securities and Exchange Commission on October 14, 2022. The consolidated balance sheet as of June 30, 2022, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by US GAAP for complete financial statements.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $671,662 and $1,419,543 for the six months ended December 31, 2022, and December 31, 2021, has an accumulated deficit of $31,167,704, and $30,496,042 at December 31, 2022 and June 30, 2022 respectively.

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

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of our employees, customers and vendors. Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially delaying the beginning of mass production.

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

As of 2023, the company has seen its electronics assembly move forward following continued delays in 2020, 2021 and 2022. During the spans’ of these past three years SmartMetric was seriously impacted in its mass product development of its biometric credit card product.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SmartMetric Australia Pty. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. SmartMetric Australia Pty Ltd., having no assets or bank accounts and no operations has been voluntarily dissolved as a corporation.

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

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2022 and 2021, 19,935,352 and 69,163,518 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being common stock warrants at December 31, 2022 and 2021, as their effect would be anti-dilutive.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2022 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2022.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements as well as advance rental payments. Prepaid expenses at December 31, 2022 were $8,100.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company’s main office is in Las Vegas, Nevada. Rent expense under all leases for the six months ended December 31, 2022 and 2021 was $4,037 and $2,916 respectively. The Company maintains only one office. This office is in Las Vegas, NV and is a month-to-month lease.

Related Party Transactions

As of December 31, 2022 and 2021, the Company has accrued the amounts of $737,642 and $737,642, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

As a result of shareholder loans and deferred officer salary, the Company has accrued a balance of $279,854 and $227,665 as interest payable as of December 31, 2022 and 2021.

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

Between August 2022 and December 2022, Mast Hill Fund, L.P. converted its warrants into 335,467,849 common shares representing a total of $275,000.

Between August and September 2022, Talos Victory Fund, LLC converted its warrants into 102,918,679 common shares representing a total of $275,000.

Between August and November 2022, Firstfire Global Opportunities Fund, LLC converted its warrants into 190,000,000 common shares representing $275,000.

Between October 2022 and November 2022, Blue Lake Partners, LLC converted it’s warrants into 161,297,680 common shares representing $150,375.

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

As of December 31, 2022, the Company has 5,000,000 shares of Series B Convertible Preferred Stock, par value $0.001, authorized and 610,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

The number of issued and outstanding shares of Series C Convertible Preferred Stock were 17,300 and 65,425, respectively, for December 31, 2022 and June 30, 2022.

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

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock

●	During the last fiscal quarter of fiscal year ending June 30, 2021, the Company increased its authorized shares of common stock from 600,000,000 to 1,200,000,000.

As of September 30, 2021, the Company had 488,648,586 shares of common stock issued and outstanding.

●	During the three months ended September 30, 2021, the Company sold 5,500,000 shares of common stock for net proceeds of $27,462. With these issuances the company also issued warrants to purchase: (i) 5,500,000 shares of common stock at a price of $0.10 per share and (ii) 5,500,000 shares of common stock at a price of $0.20 per share. The warrants expire at various times through September 21, 2022. None of the 12,000,000 shares of common stock were issued during the quarter ended September 30, 2021, and were recognized as stock payable.

●	During the three months ended September 30, 2021, the Company issued 42,262,958 shares of common stock, of which 8,133,333 were issued from stock payable, 17,534,387 were converted from 116,050 shares of Preferred stock and 4,095,238 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee.

As of December 31, 2021, the Company had 539,310,756 shares of common stock issued and outstanding.

●	During the three months ended December 31, 2021, the Company sold 8,625,000 shares of common stock for net proceeds of $86,230. With these issuances the Company also issued warrants to purchase: (i) 8,625,000 shares of common stock at a price of $0.70 per share and (ii) 4,312,500 shares of common stock at a price of $1.00 per share. The warrants expire at various times through December 14, 2022. None of the 8,625,000 shares of common stock were issued during the quarter ended December 31, 2021, and were recognized as stock payable.

●	During the three months ended December 31, 2021, the Company issued 50,662,170 shares of common stock, of which 11,032,663 shares were issued from stock payable, 19,148,052 were converted from 107,000 shares of Preferred stock, 7,981,445 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee to AJB Capital.

●	During the three months ended March 31, 2022, the Company issued 77,040,836 shares of common stock, of which zero were issued from stock payable, 15,826,550 were converted from 90,750 shares of Preferred stock, 3,714,286 shares were issued for legal services and 57,500,000 shares were issued in conjunction with securities purchase agreements for net proceeds of $783,000.

●	During the three months ended March 31, 2022, the Company sold 2,000,000 shares of common stock for net proceeds of $19,980. With these issuances the Company also issued warrants to purchase: (i) 2,000,000 shares of common stock at a price of $0.70 per share and (ii) 1,000,000 shares of common stock at a price of $1.00 per share. The warrants expire at various times through February 9, 2023. None of the 2,000,000 shares of common stock were issued during the quarter ended March 31, 2022, and were recognized as stock payable.

●	During the three months ended September 30, 2022, the Company issued 257,962,697 shares of common stock, of which 9,750,000 were issued from stock payable, 14,385,488 were converted from 48,125 shares of Preferred C shares, 22,250,000 shares were issued for advertising and promotional services and 221,327,209 shares were issued in conjunction with securities purchase agreements for net proceeds of $330,700.

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

●	During the three months ended September 30, 2022, the Company sold 0 shares of common stock for net proceeds of $0. The Company issued 4,000,000 shares representing $20,000.

●	During the three months ended December 31, 2022, the Company issued 582,059,999 shares of common stock, of which 4,000,000 were issued for cash and 578,059,999 shares were issued in conjunction with securities purchase agreements.

●	During the three months ended December 31, 2022, the Company sold 0 shares of common stock for net proceeds of $0.

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

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

As of December 31, 2022, and June 30, 2022, the following is a breakdown of the warrant activity:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Contractual Life Remaining in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Warrants Outstanding and Exercisable at December 31, 2022:
$0.70 - $1.00	32,872,852	1.18	$0.22	32,872,852	$0.22

Warrants Outstanding and Exercisable at June 30, 2022:
$0.10 - $0.20	19,935,352	1.01	$0.23	19,935,352	$0.23

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrant Activity:

December 31, 2022:

Outstanding - June 30, 2022	45,997,852
Issued	-
Exercised	-
Expired	(26,062,500)
Outstanding - December 31, 2022	19,935,352

December 31, 2021:

Outstanding - June 30, 2021	124,888,519
Issued	19,937,499
Exercised	-
Expired	(75,662,500)
Outstanding - December 31, 2021	69,163,518

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

The number of shares of Series C Convertible Preferred Stock issued and outstanding were 17,300 and 65,425, respectively, for December 31, 2022 and June 30, 2022.

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

NOTE 7 - MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

The Series C Convertible Preferred stock is convertible after six months at 71% of the average market price of the Company’s stock based on the lowest two (2) market closes fifteen (15) days prior. Consequently, the shares were converted at different rates. The Company assessed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. Three (3) batches of Preferred stock were subject to derivative liability valuation based on the Black Scholes Merton pricing model. As the fair value of each of the three (3) derivative and the shares issued at inception were in excess of the face amount of the Preferred stock, the Company recorded a discount in the amount of $35,000 to be amortized utilizing the effective interest method of accretion over the term of the note.

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

The carrying value of the Series C Convertible Preferred Stock at December 31, 2022 and June 30, 2022 was $15,728 and $59,478 net of discount, respectively. There were 0 shares of Series C Preferred Stock issued for net proceeds of $0, and 0 shares of Series C Preferred Stock converted to 0 shares of common stock for the three months ended December 31, 2022.

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

	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$-	$-

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

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to December 31, 2022 to the date these financial statements were issued. Between January 1, 2023 and February 7, 2023, other than as described in “Recent Developments” in Part I, Item 2 of this Quarterly Report, there were no subsequent events.

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

To date, we have devoted a substantially all of our efforts and financial resources to the development of our biometric card. Since our inception in 2002, we have generated no revenue from product sales and have funded our operations principally through the private sales of our equity securities. We have never been profitable and, as of December 31, 2022 and June 30, 2022, we had an accumulated deficit of approximately $31,167,704 and $30,496,042 respectively. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our technologies and advance them to market.

Our cash and cash equivalents balance at December 31, 2022 was approximately $42,998 representing 65.0% of total assets. Notwithstanding our recent capital raises, based on our current expected level of operating expenditures, we expect to be able to fund our operations into 2023. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $671,662 and $1,419,543 for the six-month period ending December 31, 2022 and December 31, 2021 respectively and has incurred a cumulative loss of $31,167,704 and $30,496,042 as of December 31, 2022 and June 30, 2022 - since our inception in December 18, 2022. The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

On September 29, 2022, the Company entered into a security purchase agreement with Mast Hill Fund, L.P. for the issuance of a promissory note in the gross amount of $306,000, for net proceeds of $291,410.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2022 and 2021

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending December 31, 2022 and 2021. Net loss for the three months ended December 31, 2022 and 2021 were $253,716 and $322,261, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totalled $114,789 and $359,110 during the three months ended December 31, 2022 and 2021, respectively. The decrease in operating expenses is the result of lower consulting expenses and legal expenses.

	Quarter Ended December 31,		Change in 2022 Versus 2021
	2022	2021	$	%
Operating expense
Officer salary	$47,500	$47,500	$-0-	-0-%
Research and development	56,950	44,500	12,450	28.0%
General and administrative	(63,179)	200,357	(263,536)	(131.5)%
Total operating expense	$41,271	$292.357	$(251,086)	(85.9)%

Research and Development

Research and development expenses totalled $56,950 and $44,500 for the three months ended December 31, 2022 and 2021, respectively. The increase of $12,450, or 28.0%, in 2022 compared to 2021 was primarily attributable to increased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totalled $(63,179) and $200,357 for the three months ended December 31, 2022 and 2021, respectively. The decrease of $263,536, or 131.5%, in 2022 compared to 2021 was primarily the result of a decrease in consulting and legal expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totalled ($264,527) and $40,228 for the three months ended December 31, 2022 and 2021, respectively.

	Quarter Ended December 31,		Change in 2022 Versus 2021
	2022	2021	$	%
Gain (loss) on change in derivatives	-0-	68,240	$(68,240)	(100%)
Gain (loss) on conversions	(284,204)	-0-	(284,204)	(100%)
Gain on PPP loan forgiveness	20,832	20,832	$0)	-0-
Interest Expense	(12,909)	(48,844)	$35,935	73.6%
Other income (expense)	$11,754		11,754	100%
Total other (income) expense	$(264,527)	$40,228	$(304,755)	(757.6)%

Interest income (expense)

We had net interest expense of ($12,909) in the three months ended December 31, 2022 compared to ($48,844) net interest expense for the three months ended December 31, 2021. The decrease of ($35,935) was attributable to lower deferred officer salary.

Gain (loss) on change in derivatives

We had a gain (loss) on change in derivatives of $0 in the three months ended December 31, 2022 compared to a $68,240 gain (loss) on change in derivatives for the three months ended December 31, 2021.

Gain on PPP loan forgiveness

We recognized $20,832 on the forgiveness of a PPP loan during the three months ended December 31, 2022 compared to $20,832 for the three months ended December 31, 2021.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of $31,167,704 as of December 31, 2022 and anticipate that we will continue to incur additional losses for the foreseeable future. Through December 31, 2022, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $28.5 million from inception through December 31, 2022.

	Six Months Ended December 31,		Change in 2022 Versus 2021
	2022	2021	$	%
Cash at beginning of period	$126,791	$10,325	$116,466	1128.0%
Net cash used in operating activities	(667,805)	(543,832)	123,793	(22.8)%
Net cash used in investing activities	-	-	-	-
Net cash provided by financing activities	584,012	573,297	10,715	1.9%
Cash at end of period	$42,998	$39,790	$3,208	8.1%

Net Cash Used in Operating Activities

Net cash used in operating activities was $667,805 and $543,832 for the six months ended December 31, 2022 and 2021, respectively. The increase of $123,793 in cash used during 2022 compared to 2021 was primarily attributable to an increase in consultant costs and legal expenses.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the six months ended December 31, 2022 and 2021, respectively.

Net Cash Provided by Financing Activities

During the six months ended December 31, 2022, net cash provided by financing activities was $584,012, compared to $573,297 for the six months ended December 31, 2022. The increase of $10,715 was due to higher sales of the Company’s securities in private placements. We continue to seek funding through private placement sales of equity to fund our continued operations, sales and marketing and ongoing research and development programs.

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

On September 29, 2022, the Company entered into a security purchase agreement with Mast Hill Fund, L.P. for the issuance of a promissory note in the gross amount of $306,000, for net proceeds of $291,410.

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

In connection with the preparation of this Quarterly report on Form 10-Q for the quarter ended December 31, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the three months ended December 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

●	During the three months ended June 30, 2021, the Company issued 3,025,952 shares, of which all were converted from 36,300 Preferred C shares.

●	During the three months ended September 30, 2021, the Company sold 5,500,000 shares of common stock for net proceeds of $27,462. With these issuances the Company also issued warrants to purchase: (i) 5,500,000 shares of common stock at a price of $0.10 per share and (ii) 5,500,000 shares of common stock at a price of $0.20 per share. The warrants expire at various times through September 21, 2022. All of these shares were recognized as stock payable.

●	During the three months ended September 30, 2021, the Company issued 42,262,958 shares of common stock, of which 8,133,333 were issued from stock payable, 17,534,387 were converted from 116,050 Preferred stock, 4,095,238 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee.

●	During the three months ended December 31, 2021, the Company sold 8,625,000 shares of common stock for net proceeds of $86,230. With these issuances the company also issued warrants to purchase: (i) 8,625,000 shares of common stock at a price of $0.70 per share and (ii) 4,312,500 shares of common stock at a price of $1.00 per share. The warrants expire at various times through December 14, 2022. All of these shares were recognized as stock payable.

●	During the three months ended December 31, 2021, the Company issued 50,662,170 shares of common stock, of which 11,032,663 were issued from stock payable, 19,148,052 were converted from 107,000 shares of Preferred stock, 7,981,455 shares were issued for legal services and 12,500,000 shares were issued as a finder’s fee.

●	During the three months ended March 31, 2022, the Company issued 77,040,836 shares of common stock, of which zero were issued from stock payable, 15,826,550 were converted from 90,750 shares of Preferred stock, 3,714,286 shares were issued for legal services and 57,500,000 shares were issued in conjunction with securities purchase agreements for net proceeds of $783,000.

●	During the three months ended March 31, 2022, the Company sold 2,000,000 shares of common stock for net proceeds of $19,980. With these issuances the Company also issued warrants to purchase: (i) 2,000,000 shares of common stock at a price of $0.70 per share and (ii) 1,000,000 shares of common stock at a price of $1.00 per share. The warrants expire at various times through February 9, 2023. None of the 2,000,000 shares of common stock were issued during the quarter ended March 31, 2022, and were recognized as stock payable.

●	During the three months ended June 30, 2022, the Company issued 31,534,744 shares of common stock, of which zero were issued from stock payable, 24,445,458 were converted from 76,250 shares of Preferred stock, 3,714,286 shares were issued for legal services and 0 shares were issued in conjunction with securities purchase agreements for net proceeds of $0.

●	During the three months ended June 30, 2022, the Company sold 0 shares of common stock for net proceeds of $0.

●	During the three months ended September 30, 2022, the Company issued 257,962,697 shares of common stock, of which 9,750,000 were issued from stock payable, 14,385,488 were converted from 48,125 shares of Preferred stock, 22,250,000 shares were issued for advertising and promotional services and 221,327,209 shares were issued in conjunction with securities purchase agreements for net proceeds of $330,700.

●	During the three months ended September 30, 2022, the Company sold 0 shares of common stock for net proceeds of $0.

●	During the three months ended December 31, 2022, the Company issued 582,059,999 shares of common stock, of which 4,000,000 were issued from stock payable and 578,059,999 shares were issued in conjunction with securities purchase agreements.

●	During the three months ended December 31, 2022, the Company sold 0 shares of common stock for net proceeds of $0. The Company issued 4,000,000 shares representing $20,000.

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

SMARTMETRIC, INC.

Dated: February 22, 2023	By:	/s/ Chaya Hendrick
Chaya Hendrick, President,
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: February 22, 2023	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer
(Principal Financial Officer)