Form 10-Q
period 2023-03-31
SmartMetric, Inc.
filed 2023-06-01
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of May 22, 2023 was 1,643,695,878.

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

ii

PART I. FINANCIAL INFORMATION

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed consolidated Balance Sheet

(Unaudited)

	March 31,	June 30,
	2023	2022
Assets
Current assets:
Cash	$35,522	$126,791
Notes payable	-	-
Prepaid expenses and other current assets	7,850	13,720

Total current assets	43,372	140,511

Non-current assets
Patent costs (net of amortization)	24,243	-
Discount	-	-
Deferred financing costs	-	35,000

Total assets	$67,615	$175,511

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,169,125	$1,052,553
Liability for stock to be issued	2,540	115,790
Deferred Officer’s salary	737,642	753,475
Related party interest payable	292,763	253,898
Dividends payable	1,858	1,858
Due to shareholders	52,927	52,927
Covid19 SBA loan	-	20,832
Convertible note payable, net of discount	377,166	35,000
Derivative liability	-	120,996
Convertible interest payable	5,170	7,249
Interest payable	-	2,625
Shareholder loan	16,231	-

Total current liabilities	2,655,422	2,417,203

Total Liabilities	2,655,422	2,417,203

Commitments and contingencies (See note 4)
Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1,000,000 shares, 17,300 and 65,425 shares issued and outstanding, respectively	15,728	59,478

Stockholders’ deficit:
Class B Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Class A Preferred stock, $.001 par value; 50,000,000 shares authorized 0 and 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 2,400,000,000 shares authorized, 1,643,695,878 and 647,886,336 shares issued and outstanding, respectively	1,643,696	647,886
Additional paid-in capital	27,230,603	27,546,376
Accumulated deficit	(31,478,445)	(30,496,042)

Total stockholders’ deficit	(2,603,535)	(2,301,170)

Total liabilities and stockholders’ deficit	$67,615	$175,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
Revenues	$-	$-	$-	$-

Expenses:
Officer’s salary	47,500	47,500	142,500	142,500
Advertising costs	39,240		155,952
Legal and professional fees	20,816		119,236
General and administrative expenses	47,308	192,151	58,032	951,636
Amortization Expense	352		584
Research and development	31,807	44,551	104,807	113,446
Total operating expenses	187,023	284,202	581,111	1,207,582

Loss from operations before income taxes	(187,023)	(284,202)	(581,111)	(1,207,582)
Interest & Financing Expense	(18,079)	(22,673)	(44,035)	(102,300)
Gain on PPP loan forgiveness			20,832	20,832
Gain (loss) on conversions	(105,638)		(389,842)
Gain (loss) on derivative liabilities		326,919		(110,449)
Other income (expenses)			(11,754)
TOTAL Other income (expenses)	(123,717)	304,246	(401,291)	(191,917)
Net income (loss)	(310,740)	20,044	(982,402)	(1,399,499)
Preferred stock dividends		(5,787)	-	(10,589)
Net income (loss) attributable to common stockholders	$(310,740)	$14,257	$(982,402)	$(1,410,088)

Net income (loss) per share, basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	1,608,311,958	561,587,017	1,200,665,574	532,201,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed consolidated Statements of Changes In Stockholders’ (Deficit)

(Unaudited)

	Preferred Series C				Additional Paid	Accumulated
	Stock		Common Stock		In Capital	Deficit	Total
Balance June 30, 2021	610,000	610	446,385,628	446,386	25,955,367	(28,859,365)	(2,457,002)

Shares issued of common stock and warrants for cash			80,040,996	80,041	850,661		930,702

Shares converted from Preferred C shares to common			76,954,447	76,955	299,546		376,501

Common shares issued for services			19,505,265	19,504	90,802		110,306

Common shares issued for finders fee			25,000,000	25,000	350,000		375,000

Series C Preferred Dividends							-

Prior period adjustments							-

Net loss for period		-				(1,636,677)	(1,636,677)

Balance June 30, 2022	610,000	610	647,886,336	647,886	27,546,376	(30,496,042)	(2,301,170)

Shares issued of common stock and warrants for cash			9,750,000	9,750	23,500		33,250

Shares converted from Preferred C shares to common			14,335,488	14,335	29,415		43,750

Common shares issued for services			22,250,000	22,250	-		22,250

Common shares issued for equity funding conversions			211,627,209	211,627	329,586		541,213

Series C Preferred Dividends

Prior period adjustments

Net loss for period		-				(292,347)	(292,347)

Balance September 30, 2022	610,000	610	905,849,033	905,848	27,928,877	(30,788,389)	(1,953,054)

Shares issued of common stock and warrants for cash			4,000,000	4,000	16,000		20,000

Shares converted from Preferred C shares to common			-	-	-		-

Common shares issued for services			-	-	-		-

Common shares issued for equity funding conversions			578,059,999	578,060	(960,669)		(382,609)

Series C Preferred Dividends		-		-	-	-	-

Prior period adjustments		-		-	-	-	-

Net loss for period		-				(379,316)	(379,316)

Balance December 31, 2022	610,000	610	1,487,909,032	1,487,909	26,984,207	(31,167,707)	(2,694,980)

Shares issued of common stock and warrants for cash			11,000,000	11,000	49,000		60,000

Shares converted from Preferred C shares to common			-	-	-		-

Common shares issued for services			500,000	500	4,500		5,000

Common shares issued for equity funding conversions			144,286,846	144,287			144,287

Series C Preferred Dividends

Loss (Gain) from Conversion					192,896		192,896

Net loss for period		-				(310,740)	(310,740)

Balance March 31, 2023	610,000	610	1,643,695,878	1,643,697	27,230,603	(31,478,448)	(2,603,535)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed consolidated Statements Of Cash Flows

(Unaudited)

	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(982,402)	$(1,399,499)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued and issuable for services	27,250	460,306
Non cash financing expense:
Gain (loss) on fair value of derivative liability	-	110,449
Amortization of debt discount	-	30,000
Loss (Gain) on conversion	192,896	-
Change from PPP forgiveness	(20,832)	(20,832)
Changes in assets and liabilities
Increase (Decrease) in prepaid expenses and other current assets	5,870	(15,470)
Increase in accounts payable and accrued expenses	116,573	(33,380)
(Decrease) in deferred officer salary	(15,833)	15,833
Increase in Due to shareholder	16,231	-
Increase in Convertible interest payable	(2,625)	875
Increase in interest payable	(2,079)	-
Decrease In Note Payable	342,165	-
Change in stock liability	(113,250)	-
Increase in related party interest payable	38,865	38,866
Net cash used in operating activities	(397,171)	(812,852)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs (net of amortization)	(24,243)	-
Net cash used in investing activities	(24,243)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred financing costs	35,000	-
Proceeds from sale of common stock	113,250	938,827
Payment of AJB Note	-	(302,717)
Proceeds from AJB Note	-	270,000
Proceeds from sale of Series C Preferred stock	(43,750)	195,000
Proceeds from conversion of Series C Preferred stock	43,750	-
Change in dividends payable	-	8,147
Proceeds from equity funding conversions	302,891	-
Change in Derivative liability	(120,996)
Net cash provided by financing activities	330,146	1,109,257

NET INCREASE (DECREASE) IN CASH	(91,269)	296,405

CASH BEGINNING OF PERIOD	126,791	10,325

END OF PERIOD	35,522	306,730

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2023. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, as amended, as filed with the Securities and Exchange Commission on November 8, 2022. The consolidated balance sheet as of June 30, 2022, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by US GAAP for complete financial statements.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $982,402 and $1,410,088 for the nine months ended March 31, 2023, and March 31, 2022, and has an accumulated deficit of $31,478,445, and $30,496,043 at March 31, 2023 and June 30, 2022, respectively.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date of this filing. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. COVID-19 has had an impact on SmartMetric’s final card production. While the delays are primarily due to supply line disruption, the Company is confident that these delays will be short-lived based on advice from our manufacturing partners, manufacturing alternatives and alternative supply lines that are being put into place by the Company.

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

As of 2023, the Company has seen its electronics assembly move forward following delays in 2020, 2021 and 2022. During the span of these past three years, SmartMetric was adversely impacted in its product development of and production plans for its biometric credit card product.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SmartMetric Australia Pty. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. SmartMetric Australia Pty Ltd., having no assets or bank accounts and no operations, has been voluntarily dissolved as a corporation.

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

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2023 and 2022, 16,935,352 and 54,664,518 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being common stock warrants at March 31, 2023 and 2022, as their effect would be anti-dilutive.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of March 31, 2023 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximate the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at March 31, 2023.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements as well as advance rental payments. Prepaid expenses at March 31, 2023 were $7,850.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company’s main office is in Las Vegas, Nevada. Rent expense under all leases for the nine months ended March 31, 2023 and 2022 was $5,731 and $1,537 respectively. The Company maintains only one office. This office is in Las Vegas, NV and is a month-to-month lease.

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Related Party Transactions

As of March 31, 2023 and June 30, 2022, the Company has accrued the amounts of $737,642 and $753,475, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

As a result of shareholder loans and deferred officer salary, the Company has accrued a balance of $292,763 and $253,898 as interest payable as of March 31, 2023 and June 30, 2022.

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

Our CEO maintains an employment agreement that stipulates a $190,000 annual salary. This agreement is still in effect.

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

NOTE 5 - DEBT

On April 17, 2020, we received funds under the Paycheck Protection Program (the “PPP”), a part of the CARES Act. The loan was serviced by Chase Bank, and the application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan necessary to support our ongoing operations. We used the funds for payroll and related costs. The receipt of these funds, and the forgiveness of the loan attendant to these funds, was dependent on our ability to adhere to the forgiveness criteria. The loan bore interest at a rate of 0.98% per annum and had a maturity date of April 6, 2022, with the first payment being deferred until April 17, 2021. Under the terms of the PPP, certain amounts could be forgiven if they were used in accordance with the CARES Act. The Company applied for forgiveness of this loan as of October 2021, and forgiveness was granted by the Small Business Administration. Therefore, the loan is considered paid in full.

On March 5, 2020, the Company issued a $35,000 10% convertible note to GHS Investments, LLC, in relation to an equity financing agreement (see Note 6). The note was due on December 5, 2020, and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totaling $5,000. As of March 31, 2023, the note had been paid in full.

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

NOTE 5 - DEBT (CONTINUED)

On January 27, 2022, the Company entered into a securities purchase agreement with Talos Victory Fund, LLC (“TVF”). The Company issued TVF a 10% promissory note in the principal amount of $250,000 (the “Note”) and a warrant (the “Warrant”) to purchase 12,500,000 shares of the Company’s common stock, $0.001 par value per share (“Common Stock”). In connection with the agreement, the Company authorized the issuance of 12,500,000 common share warrants to TVF (“Warrant Shares”).

On January 27, 2022, the Company entered into a securities purchase agreement with Firstfire Global Opportunities Fund (“Firstfire”). The Company issued Firstfire a 10% promissory note in the principal amount of $250,000 (the “Note”) and a warrant (the “Warrant”) to purchase 12,500,000 shares of the Company’s common stock, $0.001 par value per share (“Common Stock”). In connection with the agreement, the Company authorized the issuance of 12,500,000 common share warrants to Firstfire (“Warrant Shares”).

On January 27, 2022, the Company entered into a securities purchase agreement with Mast Hill Fund, LP (“Mast Hill”). The Company issued Mast Hill a 10% promissory note in the principal amount of $250,000 (the “Note”) and a warrant (the “Warrant”) to purchase 12,500,000 shares of the Company’s common stock, $0.001 par value per share (“Common Stock”). In connection with the agreement, the Company authorized the issuance of 12,500,000 common share warrants to Mast Hill (“Warrant Shares”).

On March 8, 2022, the Company entered into a securities purchase agreement with Mast Hill, in which Mast Hill shall purchase up to five million dollars ($5,000,000) of the Company’s common stock. In connection with the execution of the Agreement, on March 8, 2022, the Company issued Mast Hill five (5) common stock purchase warrants, respectively, for the purchase of (i) 500,000 shares of common stock (the “First Warrant”), (ii) 1,000,000 shares of common stock (the “Second Warrant”), (iii) 1,000,000 shares of common stock (the “Third Warrant”), (iv) 2,500,000 shares of common stock (the “Fourth Warrant”), and (v) 62,500,000 shares of the Company’s common stock (the “Fifth Warrant”) at the exercise price (as such term is defined in each of the warrants) per share then in effect.

On March 15, 2022, the Company entered into a securities purchase agreement with Mast Hill. The Company issued Mast Hill: (i) a promissory note in the aggregate principal amount of $250,000, (ii) a common stock purchase warrant to purchase up to an aggregate of 12,500,000 shares of the Company’s common stock, par value $0.001 per share, and (iii) 12,500,000 shares of common stock.

Between August 2022 and December 2022, Mast Hill Fund, L.P. converted some of its warrants into 335,467,849 common shares representing a total of $275,000.

Between August and September 2022, Talos Victory Fund, LLC converted some of its warrants into 102,918,679 common shares representing a total of $275,000.

Between August and November 2022, Firstfire Global Opportunities Fund, LLC converted some of its warrants into 190,000,000 common shares representing $275,000.

Between October 2022 and November 2022, Blue Lake Partners, LLC converted some of its warrants into 161,297,680 common shares representing $150,375.

In January 2023, Blue Lake Partners, LLC converted some of its warrants into 66,640,000 common shares representing $66,640.

In February 2023, Mast Hill Fund LP converted its warrants into 77,646,846 common shares.

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

The Company issued 200,000 shares of Series B Convertible Preferred Stock upon its inception in 2004.

In October 2015, the Company issued 200,000 shares of Series B Convertible Preferred Stock.

On September 11, 2017, the Company issued an additional 210,000 shares Series B Convertible Preferred Stock to its CEO, Chaya Hendrick, in consideration for the grant of exclusive rights to the licensed patent.

As of March 31, 2023, the Company has 5,000,000 shares of Series B Convertible Preferred Stock, par value $0.001, authorized, and 610,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

Series C Convertible Preferred Stock

From time to time, the Company issues Series C Convertible Preferred Stock in exchange for cash. These shares are convertible into shares of the Company’s common stock at the price of $0.9090.

The number of issued and outstanding shares of Series C Convertible Preferred Stock were 17,300 and 65,425, respectively, for March 31, 2023 and June 30, 2022.

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

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock

●	During the three months ended March 31, 2022, the Company issued 77,040,836 shares of common stock, of which zero were issued from stock payable, 15,826,550 were converted from 90,750 shares of Preferred stock, 3,714,286 shares were issued for legal services and 57,500,000 shares were issued in conjunction with securities purchase agreements for net proceeds of $783,000.

●	During the three months ended March 31, 2022, the Company sold 2,000,000 shares of common stock for net proceeds of $19,980. With these issuances the Company also issued warrants to purchase: (i) 2,000,000 shares of common stock at a price of $0.70 per share and (ii) 1,000,000 shares of common stock at a price of $1.00 per share. The warrants expire at various times through February 9, 2023. None of the 2,000,000 shares of common stock were issued during the quarter ended March 31, 2022, and were recognized as stock payable.

●	During the three months ended March 31, 2023, the Company sold 11,000,000 shares of common stock for net proceeds of $60,000.

During the three months that ended March 31, 2023, the Company issued 155,786,846 shares of common stock, of which 11,000,000 were issued for cash, 500,000 shares were issued for services and 144,286,846 shares were issued in conjunction with securities purchase agreements.

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

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

As of March 31, 2023, and June 30, 2022, the following is a breakdown of the warrant activity:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Contractual Life Remaining in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Warrants Outstanding and Exercisable at March 31, 2023:
$0.70 - $1.00	16,935,352	1.08	$0.21	16,935,352	$0.21

Warrants Outstanding and Exercisable at June 30, 2022:
$0.10 - $0.20	19,935,352	1.01	$0.23	19,935,352	$0.23

Warrant Activity:

March 31, 2023:

Outstanding - June 30, 2022	45,997,852
Issued	-
Exercised	-
Expired	(29,062,500)
Outstanding - March 31, 2023	16,935,352

December 31, 2021:

Outstanding - June 30, 2021	124,888,519
Issued	19,937,499
Exercised	-
Expired	(75,662,500)
Outstanding - March 31, 2022	54,664,518

At March 31, 2023, all 16,935,352 warrants are vested and all 16,935,352 warrants expire at various times prior to July 9, 2023.

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

The number of shares of Series C Convertible Preferred Stock issued and outstanding were 17,300 and 65,425, respectively, for March 31, 2023 and June 30, 2022.

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

The carrying value of the Series C Convertible Preferred Stock at March 31, 2023 and June 30, 2022 was $15,728 and $59,478 net of discount, respectively. There were 0 shares of Series C Preferred Stock issued for net proceeds of $0, and 0 shares of Series C Preferred Stock converted to 0 shares of common stock for the three months ended March 31, 2023.

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

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to March 31, 2022 to the date these financial statements were issued. Between March 31, 2023 and May 31, 2023, other than as described in “Recent Developments” in Part I, Item 2 of this Quarterly Report, there were no subsequent events.

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

Overview

SmartMetric, Inc. is a company engaged in the development and manufacture of biometric fingerprint activated credit and debit cards. SmartMetric’s founder and product inventor Chaya Hendrick, has secured issued patents covering the biometric credit and debit card fingerprint activated invention. In addition, SmartMetric holds the license to issued patents covering features of its biometric fingerprint activated cards. SmartMetric’s main product under development is a fingerprint sensor activated credit/debit card with a finger sensor and fully functional fingerprint reader embedded inside the card. The cards have a rechargeable battery allowing for portable biometric identification and card activation. These cards are herein sometimes referred to as a biometric card or the SmartMetric Biometric card.

SmartMetric has created earlier versions of its credit/debit biometric fingerprint activated credit card. The latest version, designed to be compliant with the requests of a major global payments network, is now in the final stages of development so that it can be presented to the network and various card issuing banks.

To date, we have devoted substantially all of our efforts and financial resources to the development of our biometric card. Since our inception in 2002, we have generated no revenue from product sales and have funded our operations principally through the private sales of our equity securities. We have never been profitable and, as of March 31, 2023 and June 30, 2022, we had an accumulated deficit of approximately $31,478,445 and $30,496,043, respectively. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our technologies and advance them to market.

Our cash and cash equivalents balance at March 31, 2023, was approximately $35,522, representing 83% of total assets. Based on our current expected level of operating expenditures and capital raises, we expect to be able to fund our operations into 2024. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses of $982,402 and $1,410,088 for the nine-month periods ending March 31, 2023 and March 31, 2022, respectively, and has incurred a cumulative loss of $31,478,445 and $30,496,043 as of March 31, 2023 and June 30, 2022. The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern beyond calendar year 2024. The Company maintains sufficient cash to continue as a going concern throughout all of calendar year 2024.

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

Issuance of Commitment Shares, Note, and Warrant to Mast Hill Fund, L.P.

On March 15, 2022, we entered into a securities purchase agreement with Mast Hill with respect to the sale and issuance to the Mast Hill of: (i) a promissory note in the aggregate principal amount of $250,000, (ii) a common stock purchase warrant to purchase up to an aggregate of 12,500,000 shares of the Company’s common stock, and (iii) 12,500,000 shares of common stock.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending March 31, 2023 and 2022. Net loss for the three months ended March 31, 2023, and net income (attributable to common shareholders) for March 31, 2022, was $310,740 and $14,257, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled 187,023 and $284,202 during the three months ended March 31, 2023 and 2022, respectively. The decrease in operating expenses is the result of lower consulting expenses and legal expenses.

	Quarter Ended March 31,		Change in 2023 Versus 2022
	2023	2022	$	%
Operating expense
Officer salary	$47,500	$47,500	$-0-	-0-%
Advertising costs	39,240	-	35,240	100%
Legal & professional fees	20,816	-	20,816	100%
Research and development	31,807	44,551	12,744	(29)%
Amortization expense	352	-	352	100%
General and administrative	47,308	192,151	(144,843)	(75)%
Total operating expense	$187,023	$284,202	$(97,179)	(34)%

Research and Development

Research and development expenses totaled $31,807 and $44,551 for the three months ended March 31, 2023 and 2022, respectively. The decrease of $12,744, or 29%, in 2023 compared to 2022 was primarily attributable to decreased engineering expenses  . Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $47,308 and $192,151 for the three months ended March 31, 2023 and 2022, respectively. The decrease of $144,843, or 75%, in 2023 compared to 2022 was primarily the result of a decrease in consulting and legal expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totaled ($123,717) and $304,246 for the three months ended March 31, 2023 and 2022, respectively.

	Quarter Ended March 31,		Change in 2023 Versus 2022
	2023	2022	$	%
Gain (loss) on change in derivatives	-0-	-0-	$-0-	(-)
Gain (loss) on conversions	(105,638)	-0-	(105,638)	(100)%
Gain (loss) on derivative liabilities	-0-	326,919	326,919	(100)%
Gain on PPP loan forgiveness	-0-	-0-	$0)	(100)%
Interest Expense	(18,079)	(22,673)	$(4,594)	(20)%
Other income (expense)	$-0-
Total other (income) expense	$(123,717)	304,246	$(427,963)	(141)%

Interest income (expense)

We had net interest expense of ($18,079) in the three months ended March 31, 2023, compared to ($22,673) net interest expense for the three months ended December 31, 2022. The decrease of $4,594 was attributable to lower interest on deferred officer salary.

Gain (loss) on change in derivatives

We had a gain (loss) on change in derivatives of $0 in the three months ended March 31, 2023, compared to a $326,919 gain on change in derivatives for the three months ended March 31, 2022.

Gain on PPP loan forgiveness

We recognized $0 on the forgiveness of a PPP loan during the three months ended March 31, 2023, compared to $0 for the three months ended March 31, 2022.

Liquidity and Capital Resources

We have incurred losses since our inception as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of $31,478,445 as of March 31, 2023, and anticipate that we will continue to incur additional losses for the foreseeable future. Through March 31, 2023, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $287 million from inception through March 31, 2023.

	Nine Months Ended December 31,		Change in 2023 Versus 2022
	2023	2022	$	%
Cash at beginning of period	$126,791	$10,325	$116,466	1128.0%
Net cash used in operating activities	(397,171)	(812,852)	415,681	(51)%
Net cash used in investing activities	(24,243)	-	(24,243)	100%
Net cash provided by financing activities	330,146	1,109,257	(779,111)	(70)%
Cash at end of period	$35,522	$306,730	$(271,208)	(88)%

Net Cash Used in Operating Activities

Net cash used in operating activities was $397,171 and $812,852 for the nine months ended March 31, 2023 and 2022, respectively. The decrease of $415,681 in cash used during 2023 compared to 2022 was primarily attributable to an increase in proceeds from private placements, loss from conversion of notes to shares, offset by change in fair value of derivative liability.

Net Cash Used in Investing Activities

Cash used in investing activities was $24,243 and $0 for the nine months ended March 31, 2023 and 2022, respectively.

Net Cash Provided by Financing Activities

During the nine months ended March 31, 2023, net cash provided by financing activities was $330,146, compared to $1,109,257 for the nine months ended March 31, 2023. The decrease of $779,111 was due to lower sales of the Company’s securities in private placements. We continue to seek funding through private placement sales of equity to fund our continued operations, sales and marketing and ongoing research and development programs.

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

Issuance of Commitment Shares, Note, and Warrant to Mast Hill Fund, L.P.

On March 15, 2022, we entered into a securities purchase agreement with Mast Hill with respect to the sale and issuance to Mast Hill of: (i) a promissory note in the aggregate principal amount of $250,000, (ii) a common stock purchase warrant to purchase up to an aggregate of 12,500,000 shares of the Company’s common stock, and (iii) 12,500,000 shares of common stock.

On September 29, 2022, the Company entered into a security purchase agreement with Mast Hill for the issuance of a promissory note in the gross amount of $306,000, for net proceeds of $291,410.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company.

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

In connection with the preparation of this Quarterly report on Form 10-Q for the quarter ended March 31, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Consequently, we believe that our condensed consolidated financial statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Controls

During the three months ended March 31, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2022, as amended, filed with the Commission on November 8, 2022, and our subsequent filings with the Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold during the three months ended March 31, 2023, and not previously reported on a Current Report on Form 8-K. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(a)(2) thereof and Regulation D and Regulation S promulgated thereunder, relating to offers of securities by an issuer not involving any public offering.

During the three months ended March 31, 2023, the Company sold no shares of common stock for cash.

During the three months that ended March 31, 2023, the Company issued 155,786,846 shares of common stock, of which 11,000,000 were issued for cash received in prior quarters, 500,000 shares were issued for services and 144,286,846 shares were issued in conjunction with securities purchase agreements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 5, 2020, the Company issued a $35,000 10% convertible note to GHS in relation to the equity financing agreement. The note was due on December 5, 2020, and is convertible at a rate of $0.0175 per share which resulted in a discount from the beneficial conversion feature totaling $5,000. During the year ended June 30, 2020, $2,127 of the debt discount was amortized. For the three-month period ended September 30, 2020, $3,804 of the debt discount was amortized. As of December 31, 2021, all $5,000 of the debt discount was fully amortized and the note was at its full amount of $35,000. As of March 31, 2022, the note had not been paid and was in default. As of the date of this filing, the note has been paid in full.

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

SMARTMETRIC, INC.

Dated: May 31, 2023	By:	/s/ Chaya Hendrick
Chaya Hendrick, President,
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: May 31, 2023	By:	/s/ Jay Needelman
Jay Needelman, Chief Financial Officer
(Principal Financial Officer)