Form 10-K
period 2023-06-30
SmartMetric, Inc.
filed 2023-10-13
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,159,324 computed by reference to the closing price of the registrant’s common stock as quoted on the OTCQB maintained by OTC Markets, Inc. on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) (which was $0.001 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of June 30, 2023, there were 2,222,951,485 shares of common stock, par value $0.001 issued and outstanding.

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

Access management market is estimated to grow from USD 8.09 billion in 2016 to USD 14.82 billion by 2024, at a CAGR of 12.9% between 2016 and 2024 according to a recent research report by KBV Research in a publication titled Identity & Access Management Market – Global Forecast by Marqual IT Solutions Pvt. Ltd (KBV Research) November 2016 KBV Research is a name owned by IT Solutions Pvt. Ltd.

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

Concurrently with the execution of the Equity Financing Agreement, the Company entered into a convertible promissory note, for the principal balance of $35,000. Per the terms of the convertible promissory note, the Company agreed to pay GHS interest at the rate of ten percent (10%) until it became due on December 5, 2020. The holder of the convertible promissory note shall have the right at any time to convert all or any part of the outstanding and unpaid principal and interest at a fixed conversion price of $0.0175. The principal balance of $35,000 was been recognized as deferred financing costs in current assets on the accompanying Consolidated Balance Sheet, and was charged against the gross proceeds of each put when received. The note was paid in full on July 14, 2022, as indicated in the subsequent events in the previously filed June 30, 2022 form 10-K.

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

Pursuant to a licensing and royalty agreement, entered into on September 11, 2017 by the Company and Chaya Hendrick, our founder and CEO, we received a license to certain patents related to our technologies until the expiration of such patents in exchange for the following: (i) issuance of 200,000 Series B Convertible Preferred Shares, (ii) 5% of gross revenues derived from the sale of products derived from the patents, and (iii) annual payments beginning at $50,000 per annum, increased by 100% of each previous year (offset against 5% gross revenue royalty payments). We believe these patents are instrumental our business plan and if we are unable to make such required payments under the license agreement, Chaya Hendrick may terminate the agreement, which may materially impact our business plan. As of June 30, 2023, we had issued the 200,000 shares of Series B Convertible Preferred Stock as required by the license agreement, and Ms. Hendrick had waived the right to annual payments through June 30, 2023. There can be no assurances that we will be able to continue to meet our financial obligations under the terms of the agreement unless we are able to raise additional capital through the sale of our securities or derive revenue from some other source.

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

From inception through June 30, 2023, we have raised approximately $29,000,000 through the sale of our securities. During this same period, we have recorded an accumulated deficit of approximately $(31,431,438). Our net losses available to common shareholders for the two most recent fiscal years ended June 30, 2023 and 2022 were $935,396 and $1,636,678, respectively. We have never made any sales and have never generated revenues and we anticipate none will be generated for the foreseeable future. We expect to incur significant operating losses for the foreseeable future as we continue the development of our products. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely source of such additional capital is the sale of our securities. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

To date, we have generated only losses, which are expected to continue for the foreseeable future.

For the years ended June 30, 2023 and 2022, we incurred a net loss of $935,396 and $1,636,678, respectively. We may not be able to achieve expected results, including any guidance or outlook it may provide from time to time.

We may continue to incur losses and may be unable to achieve profitability. We cannot assure you that our net losses and negative cash flow will not accelerate and surpass our expectations, nor can we assure you that we will ever generate any net income or positive cash flow.

We may not be able to continue as a going concern if we do not obtain additional financing by December 31, 2023.

Since our inception, we have funded our operations primarily through the sale of our securities. Our cash and cash equivalents balance at June 30, 2023 was $20,012. Based on our current expected level of operating expenditures, we expect to only be able to fund our operations through the second quarter (ending December 31, 2023) of our fiscal year ending June 30, 2023, at which time we will need additional capital. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay, or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

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

Although our audited financial statements for the years ended June 30, 2023 and 2022, were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the years ended June 30, 2023 and 2022, contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on our financial statements and results at that time, including sustaining recurring losses and having an accumulated deficit as of June 30, 2023.

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

Pursuant to a licensing and royalty agreement, entered into on September 11, 2017 by the Company and Chaya Hendrick, our founder and CEO, we received a license to certain patents related to our technologies until the expiration of such patents in exchange for the following: (i) issuance of 200,000 Series B Convertible Preferred Shares, (ii) 5% of gross revenues derived from the sale of products derived from the patents, and (iii) annual payments beginning at $50,000 per annum, increased by 100% of each previous year (offset against 5% gross revenue royalty payments). We believe these patents are instrumental our business plan and if we are unable to make such required payments under the plan, Chaya Hendrick may terminate the agreement, which may materially impact our business plan. As of June 30, 2023, we had issued the 200,000 shares of Series B Convertible Preferred Stock as required by the license agreement, and Ms. Hendrick had waived the right to annual payments through June 30, 2023. There can be no assurances that we will be able to continue to meet our financial obligations under the terms of the agreement unless we are able to raise additional capital through the sale of our securities or derive revenue from some other source.

As of June 30, 2023, the Company owes Chaya Hendrick, our CEO, $769,309 in deferred officer salary, of which the failure to pay could result in Chaya Hendrick’s termination of employment, the result of which would materially harm our business.

We currently have not paid $769,309 in salary owed to Chaya Hendrick pursuant to Chaya Hendrick’s employment agreement outstanding with us as of June 30, 2023. While Chaya Hendrick continues to support the Company and continues to operate as its CEO, President and chairman of the Board of Directors, there can be no assurances that this will continue if we fail to pay back salaries and future salary owed. Additionally, as of July 1, 2017, all prior and future deferred salary owed will bear interest at a rate of 7% per annum. In the event Chaya Hendrick terminates employment for lack of payment, the Company believes such loss would cause irreparable harm to our product development and would materially harm our business prospects. Additionally, there can be no assurances that Chaya would not attempt to foreclose on our assets in order to satisfy such debt obligations.

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

We currently contract accountant and Chief Financial Officer, Mr. Jay Needelman, who is also a member of the Company’s Board of Directors. The loss of services of any of our key management personnel, whether through resignation or other causes, the reduced services of our part-time Chief Financial Officer, or the inability to attract qualified personnel as needed, could prevent us from adequately executing our business strategy.

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

We are authorized under our certificate of incorporation to issue up to 605,000,000 shares consisting of 600,000,000 shares of common stock and 5,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2023, we have issued and outstanding 2,222,951,485 shares of common stock; 610,000 shares of Series B Convertible Preferred Stock that are convertible into 30,500,000 shares of common stock at the election of the holder; and 65,425 shares of shares of Series C Convertible Preferred Stock. Additionally, we have 16,935,352 shares of common stock reserved upon the exercise of outstanding purchase warrants. Accordingly, as of June 30, 2023 we are entitled to issue up to 177,048,515 additional shares of common stock, and 4,390,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. The Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of June 30, 2023, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not entirely effective as of June 30, 2023.

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

Market Information

As of June 30, 2023, 2,222,951,485 shares of our common stock were issued and outstanding.

There is no “established trading market” for shares of the Company’s common stock. As of June 30, 2023, the Company’s common stock was quoted on the OTC Link LLC alternative trading system operated by OTC Markets Group, Inc. under the symbol “SMME” at the OTCQB level. No assurance can be given that any “established trading market” for the Company’s common stock will develop or be maintained.

The range of high and low closing bid quotations for the Company’s common stock during each quarter of the fiscal years ended June 30, 2023 and 2022, is shown below, as quoted by http://finance.yahoo.com. Prices are inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent actual transactions.

Stock Quotations

Quarter Ended	High	Low
September 30, 2021	$0.02	$0.01
December 31, 2021	$0.02	$0.01
March 31, 2022	$0.04	$0.01
June 30, 2022	$0.01	$0.00
September 30, 2022	$0.01	$0.00
December 31, 2022	$0.00	$0.00
March 31, 2023	$0.00	$0.00
June 30, 2023	$0.00	$0.00

The future sale of the Company’s presently outstanding “unregistered” and “restricted” common stock by present members of management and persons who own more than five percent of the Company’s outstanding voting securities may have an adverse effect on any “established trading market” that may develop in the shares of the Company’s common stock.

Holders

As of June 30, 2023, the Company had approximately 1,159 shareholders of record of common stock, including shares held in “street name” by banks, brokerage clearing houses, depositories or otherwise in unregistered form. The Company does not know the beneficial owners of such shares, or the number of beneficial holders of such shares.

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

Recent Sales of Unregistered Securities

During the three months ended June 30, 2023, we issued securities that were not registered under the Securities Act as described below. All of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act as there was no general solicitation and the shares were issued in private offering transaction. Additionally, the common stock issuances described below upon conversion of preferred stock were also issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act as the shares of common stock were issued solely in exchange for other securities of the Company held by the stockholder, there was no additional consideration for each of the exchanges, and there was no remuneration for the solicitation of each of the exchanges.

On April 28, 2023, the Company issued 73,113,423 shares of common stock to Mast Hill Fund upon its note payable conversion.

On May 3, 2023, the Company issued 55,692,058 shares of common stock to AJB Capital upon its note payable conversion.

On May 9, 2023, the Company issued 18,073,976 shares of common stock to Mast Hill Fund upon its note payable conversion.

On May 25, 2023, the Company issued 106,000,000 shares of common stock to various investors for cash.

On June 7, 2023, the Company issued 39,833,325 shares of common stock to various investors for cash.

On June 20, 2023, the Company issued 87,300,000 shares of common stock to Mast Hill Fund upon its note payable conversion.

On June 21, 2023, the Company issued 55,000,000 shares of common stock to various investors for cash.

On June 29, 2023, the Company issued 144,242,825 shares of common stock to AJB Capital upon its note payable conversion.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the year ended June 30, 2023 and June 30, 2022.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

To date, we have devoted substantially all of our efforts and financial resources to the development of our SmartMetric Card. Since our inception in 2002, we have generated no revenue from product sales and have funded our operations principally through the private sales of our equity securities. We have never been profitable and, as of June 30, 2023, we had an accumulated deficit of approximately $(31,431,438). We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our technologies and advance them to market.

SmartMetric has created earlier versions of its credit/debit biometric fingerprint activated credit card. The latest version, designed to be compliant with the requests of a major global payments network, is now in the final stages of development so that it can be presented to the network and various card issuing banks.

Our cash and cash equivalents balance at June 30, 2023 was approximately $20,012 representing 32% of total assets. Notwithstanding our recent capital raises, based on our current expected level of operating expenditures, we expect to be able to fund our operations into the quarter beginning December 31, 2023. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses available to common shareholders of $935,396 and $1,636,678 for the period ending June 30, 2023 and 2022, respectively, and has incurred a cumulative loss of $31,431,438. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing. The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Patent Impairment - When the carrying balance of the Company’s patent is more than what it could be sold for on the open market and/or is not recoverable through future use, the Company decreases its value. In determining whether the carrying value is not recoverable, the Company estimates the sum of the expected cash flows from the use of the patent or its possible sale. If the results in an amount less that the patent’s value on the financial statements, the Company will deem the patent’s carrying value on the balance sheet to be impaired by the amount that the carrying value exceeds the fair market value of the asset. The decrease in the patent’s value will then be included as a loss in the Company’s profit and loss statement. The Company had a patent asset of $33,750 (net) recorded at June 30, 2023.

Cash - The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at June 30, 2023 and 2022.

Result of Operations

Year Ended June 30, 2023 Compared to the Year Ended June 30, 2022

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the years ending June 30, 2023 and 2022. We did not generate any revenues during the years ending June 30, 2023 and 2022. Net loss for the years ended June 30, 2023 and 2022 were $935,396 and $1,636,678, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expenses were $810,903 and $1,117,808 during the years ended June 30, 2023 and 2022, respectively. The decrease in operating expenses is the result of decreasing research and development expenses and general and administrative expenses as a result of increasing product development activities during the fiscal year ended June 30, 2023, as compared to June 30, 2022, as set forth below.

	Year Ended June 30,		Change in 2023 Versus 2022
	2023	2022	$	%
Operating Expenses
Research and development	$125,867	$128,616	$(2,749)	(2.1)%
General and administrative	495,036	799,192	(304,157)	(87.0)%
Officer salary	190,000	190,000	-	(0)%
Total operating expense	$810,903	$1,117,808	$(298,571)	(26.7)%

Research and Development

Research and development expenses were $125,867 and $128,616 for the years ended June 30, 2023 and 2022, respectively. The decrease of $2,749, or 2.1%, in 2023 compared to 2022 was primarily attributable to a decrease in engineering costs associated with decreased development efforts in the most recent fiscal year as compared to the prior fiscal year.

Our research and development expenses consist primarily of expenditures related to engineering development of our card product.

General and Administrative

General and administrative expenses were $495,036 and $799,192 for the years ended June 30, 2023 and 2022, respectively. The decrease of $304,157 or 87.0%, in 2023 compared to 2022 was primarily the result of a decrease in consulting expenses for research and development during the most recent fiscal year as compared to the prior fiscal year.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Officer salary was $190,000 for the fiscal years ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

We have incurred losses since our inception in 2002 as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of $(31,431,438) million as of June 30, 2023, and anticipate that we will continue to incur additional losses for the foreseeable future. Through June 30, 2023, we have funded our operations through the private sale of our equity securities and exercise of options and warrants, resulting in gross proceeds of approximately $29.9 million. Cash and cash equivalents at June 30, 2023 were $20,012.

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

	Year Ended June 30,
	2023	2022
Cash at beginning of period	$126,791	$10,325
Net cash used in operating activities	(247,140)	(1,002,770)
Net cash used in investing activities –	(34,916)	-
Net cash provided by financing activities	287,987	1,140,067
Non Cash Financing expenses	(112,710)
Cash at end of period	$20,012	$126,791

Net Cash Used in Operating Activities

Net cash used in operating activities was $ (247,140) and $1,002,770 for the years ended June 30, 2023 and 2022, respectively. The decrease of $ 755,629 in cash used during 2023 compared to 2022 was primarily attributable to lower consulting and legal expenses during the most recent fiscal year as compared to the prior fiscal year.

Net Cash Used in Investing Activities

Cash used in investing activities was $34,916 and $0 for years ended June 30, 2023 and 2022, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $ 287,987 for the year ended June 30, 2023 compared to $ 1,140,067 for the year ended June 30, 2022. The decrease of $ 852,080 was due to decreased private placement sales during the most recent fiscal year as compared to the prior fiscal year. We are actively seeking sources of financing to fund our continued operations and research and development programs.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended June 30, 2023 and 2022, together with the reports of the independent registered public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the fiscal year ended June 30, 2023.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of June 30, 2023.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has not identified any material weaknesses as of June 30, 2023 and our internal controls over financial reporting were effective at the reasonable assurance level.

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

Changes in Internal Controls

During the fiscal year ended June 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

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

Name	Age	Position with the Company
Chaya Hendrick	67	President, Chief Executive Officer and Chairman of the Board
Jay M. Needelman, CPA	55	Chief Financial Officer, Director
Elizabeth Ryba	72	Director

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

JAY M. NEEDELMAN, CPA, has been the Chief Financial Officer and a director of SmartMetric since 2007. Mr. Needelman has over 31 years of experience in public accounting. A 1991 graduate of Florida State University in Tallahassee, Fl, Mr. Needelman began his career in public accounting in Miami, Fl, in 1991. After working for two different firms, Mr. Needelman founded his own firm in late 1992.

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

Summary Compensation Table

Officer. The table below sets forth, for the fiscal years ended June 30, 2023 and 2022, the compensation earned by each person acting as our Chief Executive Officer and Chief Financial Officer. The Company’s only employee is our Chief Executive

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chaya Hendrick	2023	$190,000	-0-	-0-	-0-	-0-	-0-	$-0-	$190,000
(President, Chief Executive Officer, Chairman of the Board)	2022	$190,000	-0-	-0-	-0-	-0-	-0-	$-0-	$190,000

Jay Needelman	2023	$15,000	-0-	-0-	-0-	-0-	-0-	-0-	$15,000
(Chief and Principal Financial Officer, Director)	2022	$15,000	-0-	-0-	-0-	-0-	-0-	-0-	$15,000

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

The following table sets forth certain information, as of June 30, 2023, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Director/Officer	Number of Shares of Common Stock(1)		Percentage of Class(1)
	Directors and Executive Officers
Common Stock	Chaya Hendrick 145 East Harmon Avenue, Unit 19620 Las Vegas, NV 89109	Chief Executive Officer, Chairman of the Board of Directors	89,127,778	(2)	4.0%

Common Stock	Jay Needelman, CPA 520 West 47th Street Miami Beach, FL 33140	Director; Chief Financial Officer	-0-		0%

Common Stock	Elizabeth Ryba 73 Brown Road Scarsdale, New York 10583	Director	40,000		* %

	All Executive Officers and Directors as a Group (3 persons)		89,167,778		4.0%

	5% Shareholders

*	Less than one percent (1%)

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on June 30, 2023, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) 2,222,951,485, the total shares of common stock outstanding on June 30, 2023, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of any preferred stock and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	The 89,127,778 shares of common stock include (i) 58,627,778 of Common Stock and; (ii) 610,000 shares of Series B Convertible Preferred Stock convertible into 30,500,000 shares of common stock held by Applied Cryptography, Inc. (“ACI”) and / or Chaya Hendrick. The outstanding shares of Series B Convertible Preferred Stock are entitled to vote on any matter with the holders of Common Stock voting together as one (1) class and shall have that number of votes (identical in every other respect to the voting rights of the holder of common stock entitled to vote at any regular or special meeting of Stockholders) equal to that number of common shares which is not less than 51% of the vote required to approve any action, which Nevada law provides may or must be approved by vote or consent of the common shares or the holders of other securities entitled to vote, if any. Each share of Series B Convertible Preferred Stock is convertible, at the option of the holder, into fifty (50) shares of Common Stock upon the satisfaction of certain conditions and for purposes of determining a quorum of a shareholder meeting, the outstanding shares of Series B Convertible Preferred Stock shall be deemed the equivalent of 51% of all shares of the Company’s Common Stock entitled to vote at such meetings. Our Chairman and Chief Executive Officer, has sole voting and dispositive power over all of the shares beneficially owned by ACI.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Related Party Transactions:

●	Chaya Hendrick, our CEO has made cash advances to the Company periodically in exchange for promissory notes of such face values. As of the years ended June 30, 2023 and 2022, we owed $13,814 and $0, respectively. These notes bear interest at 7.00% per annum.

●	During the years ended June 30, 2023 and 2022, Chaya Hendrick, our CEO deferred $15,833 and $15,833 in annual salary, respectively. As of June 30, 2023 and 2022, respectively, the Company has accrued the amounts of $769,309 and $753,475 as deferred salary for the difference between Chaya Hendrick’s contractual annual salary and the amounts actually paid. These amounts include previously deferred salary prior to the years ended June 30, 2023 and 2022.

●	On September 30, 2015, we entered into an Addendum to the then existing employment agreement of Chaya Hendrick, pursuant to which in consideration for the issuance of 200,000 shares of the Company’s Series B Convertible Preferred Stock, Chaya Hendrick granted the us the first right to purchase or license any patents (the “Patent Option”) relating to “Smartcards” which the Hendrick (i) shall apply for with the relevant patent authorities during the term of the employment agreement, and (ii) are currently applied for with the relevant patent authorities or pending as of the date of the employment agreement. In exchange for the Patent Option the Company agreed, during the term of the such employment agreement, to pay for any fees and/or expenses related to the application for the such patent rights with the relevant patent authorities, including, but not limited to, legal or filing fees. If, upon our receipt of notice of any patent rights in writing; we and Hendrick fail to successfully negotiate and execute a purchase or license agreement as it relates to such patent rights within 60 calendar days of such receipt, Hendrick shall be permitted to retain or transfer such patent rights to a third party without any subsequent notice to us.

●	On September 11, 2017, we entered into a licensing a royalty agreement with Chaya Hendrick, our founder and CEO, whereby we received a license to certain patents related to our technologies until the expiration of such patents in exchange for the following: (i) the issuance to Chaya Hendrick of 200,000 Series B Convertible Preferred Shares, (ii) the payment of 5% of gross revenues derived from the sale of products derived from the patents in the future, and (iii) annual payments beginning at $50,000 per annum, increased by 100% of each previous year (offset against 5% gross revenue royalty payments) for the duration of the term of the agreement. The agreement continues until (i) the terms of the licensed patents expire, (ii) we terminate the agreement with notice to Chaya Hendrick, or (iii) Chaya Hendrick terminates the agreement pursuant to a material breach of our duties or payments contained thereunder. As of June 30, 2023, we had issued the 200,000 shares of Series B Convertible Preferred Stock as required by the license agreement, and Ms. Hendrick had waived the right to annual payments through June 30, 2023.

Item 14.	Principal Accounting Fees and Services

Type of Fees	Year end June 30, 2023	Year end June 30, 2022
Audit Fees	28,116	26,000
Audit Related Fees
Tax Fees	-	-
All Other Fees	$-	-
Total Fees	$28,116	$26,000

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

SMARTMETRIC, INC.

Date: October 13, 2023	By:	/s/ Chaya Hendrick
Chaya Hendrick
President, Chief Executive Officer, and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chaya Hendrick	Chief Executive Officer and Director	October 13, 2023
Chaya Hendrick	(Principal executive officer)

/s/ Jay Needelman	Chief Financial Officer	October 13, 2023
Jay Needelman	(Principal financial and accounting officer) and Director

/s/ Elizabeth Ryba	Director	October 13, 2023

SMARTMETRIC, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Smartmetric, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Smartmetric, Inc. (the “Company”) as of June 30, 2023, and June 30, 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended June 30, 2023, and June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and June 30, 2022, and the results of its operations and its cash flows for each of the years ended June 30, 2023, and June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital and has an accumulated deficit as of June 30, 2023. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Houston, Texas
October 13, 2023

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30,	June 30,
	2023	2022
Assets
Current assets:
Cash	$20,012	$126,791
Prepaid expenses and other current assets	8,667	13,720

Total current assets	28,679	140,511

Non-current assets
Patent costs (net of amortization)	33,750	-

Total assets	$62,428	$140,511

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,233,488	$1,052,553
Liability for stock to be issued	3,080	115,790
Deferred Officer’s salary	769,309	753,475
Related party interest payable	305,949	253,898
Dividends payable	1,858	1,858
Due to shareholders	52,927	52,927
Covid19 SBA loan	-	20,832
Convertible note payable, net of discount	400,660	0
Derivative liability	-	120,996
Convertible interest payable	22,200	7,249
Interest payable	-	2,625
Shareholder loan	13,814	-

Total current liabilities	2,803,284	2,382,203

Total Liabilities	2,803,284	2,382,203

Commitments and contingencies (See note 4)
Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1,000,000 shares, 17,300 and 65,425 shares issued and outstanding, respectively	15,728	59,478

Stockholders’ deficit:
Class B Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Class A Preferred stock, $.001 par value; 50,000,000 shares authorized 0 and 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 2,400,000,000 shares authorized, 2,222,951,485 and 647,886,336 shares issued and outstanding, respectively	2,222,952	647,886
Additional paid-in capital	26,451,292	27,546,376
Accumulated deficit	(31,431,438)	(30,496,042)

Total stockholders’ deficit	(2,756,583)	(2,301,170)

Total liabilities and stockholders’ deficit	$62,428	$140,511

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended June 30, 2023	Year Ended June 30, 2022
Revenues	$-	$-

Expenses:
Officer’s salary	190,000	190,000
Advertising costs	207,935	172,047
Legal and professional fees	139,936	346,603
General and administrative expenses	145,999	280,542
Amortization expense	1,166	0
Research and development	125,867	128,616
Total operating expenses	810,903	1,117,808

Loss from operations	(810,903)	(1,117,808)
Other Income (Expenses)
Interest & Financing Expense	(127,800)	(71,254)
Gain on PPP loan forgiveness	0	20,832
Gain (loss) on conversions of debt to equity		(468,447)
Other income (expenses)	3,307
Net loss	(935,396)	(1,636,677)
Preferred stock dividends		-
Net loss available for common stockholders	$(935,396)	$(1,636,677)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	710,803,569	549,174,463

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Preferred Stock B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
Balance June 30, 2021	446,385,628	446,386	610,000	610	25,955,367	(28,859,365)	(2,457,002)
Shares issued of common stock and warrants for cash	80,040,996	80,041			850,661		930,702
Shares converted from Preferred C shares to common	76,954,447	76,955			299,546		376,501
Common shares issued for services	19,505,265	19,504			90,802		110,306
Common shares issued for finders fee	25,000,000	25,000			350,000		375,000
Net loss for period				-		(1,636,677)	(1,636,677)
Balance June 30, 2022	647,886,336	647,886	610,000	610	27,546,376	(30,496,043)	(2,301,170)

Shares issued of common stock and warrants for cash	271,525,383	271,525			(8,295)		263,230
Shares issued against warrants	244,803,545	244,804			(244,804)		-
Shares converted from Preferred C shares to common	14,335,488	14,335			29,415		43,750
Shares issued against Liability	153,992,825	153,993			(1,217,945)		(1,063,951)
Common shares issued for services	22,750,000	22,750			4,500		27,250
Common shares issued for equity funding conversions	867,657,908	867,658			342,045		1,209,704
Net loss for period				-		(935,396)	(935,396)
Balance June 30, 2023	2,222,951,485	2,222,951	610,000	610	26,451,292	(31,431,439)	(2,756,583)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended June 30, 2023	Year Ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(935,396)	$(1,636,678)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,166

Non cash activities:
Common stock issued and issuable for services	27,250	485,306
Gain (loss) on fair value of derivative liability		75,472
Amortization of debt discount	-	30,000
Gain on PPP forgiveness	(20,832)

Changes in assets and liabilities
Increase (Decrease) in prepaid expenses and other current assets	5,053	(8,720)
Increase in accounts payable and accrued expenses	180,935	(21,233)
(Decrease) in deferred officer salary	15,833	15,833
Increase in Due to shareholder	13,814	-
Increase in Convertible interest payable	14,951	1,750
Increase in interest payable	(2,625)	3,448
Decrease in Note Payable	400,660	-
Increase in related party interest payable	52,051	52,052
Net cash used in operating activities	(247,140)	(1,002,770)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent Cost	(34,916)
Net cash used in investing activities	(34,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties		11,584
Proceeds from sale of common stock	263,230	966,784
Proceeds from conversion of debt to equity	102,003	-
Proceeds from sale of Series C Preferred stock	-	195,000
Conversion of Series C Preferred stock	43,750
Change in dividends payable	-	(584)
Change in derivative Liability	(120,996)
Repayment of AJB Note	-	(32,717)
Net cash provided by financing activities	287,987	1,140,067

Non cash activities		-
Change in stock liability
Non-cash activities	-	590,778

NET INCREASE (DECREASE) IN CASH	5,931	137,297
CASH BEGINNING OF PERIOD	126,791	10,325
END OF PERIOD	20,012	126,791

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has sustained recurring losses available to common shareholders of $935,396 and $1,636,677 for the period ended June 30, 2023 and 2022, respectively, and has an accumulated deficit of $31,431,438 at June 30, 2023 and $30,496,042 June 30, 2022.

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

Recent Accounting Pronouncements

The Company has reviewed all new accounting pronouncements and has concluded that there will be no new pronouncements to adopt.

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

Cash

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed FDIC insured limits exposes the Company to cash concentration risk. The Company had no cash equivalents at June 30, 2023 and 2022.

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

Uncertainty in Income Taxes

GAAP requires the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates Company tax positions on an annual basis and has determined that as of June 30, 2023 and 2022, no accrual for uncertain income tax positions is necessary.

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of June 30, 2023 and 2022, 16,935,342 and 45,997,852 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being Common stock warrants at June 30, 2023 and 2022.

SMARTMETRIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -	PREPAID EXPENSES

Prepaid expenses were $8,667 and $13,720 at June 30, 2023 and 2022. All prepaid expenses consist of OTC market fees.

NOTE 4 -	COMMITMENTS

Lease Agreement

The Company’s main office is in Las Vegas, Nevada. Rent expense under all leases for the years ended June 30, 2023 and 2022 was $7,387 and $7,613 respectively. The Company maintains only one office. This office is in Las Vegas, NV and is a month-to-month lease.

Related Party Transactions

The Company’s Chief Executive Officer has made cash advances to the Company with an aggregate amount due of $13,814 and $0 as of June 30, 2023 and 2022, respectively. These advances bear interest at 7% per annum.

As of June 30, 2023 and June 30, 2022, the Company has accrued the amounts of $769,309 and $753,475, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

As a result of these shareholder loans and deferred officer salary, the Company has accrued a balance of $305,949 and $253,898 as interest payable as of June 30, 2023 and 2022.

On September 11, 2017, we received a license to certain patents from Chaya Hendrick, our founder and CEO, related to our technologies until the expiration of the patents. As consideration, we issued Chaya Hendrick, or her assigns, 200,000 shares of Series B Convertible Preferred Stock, we agreed to pay a royalty equal to 5% of gross revenues derived from products sold related to the patents, and we agreed to make certain minimum required payments beginning at $50,000 and doubling each year thereafter. The Series B Preferred Shares may be converted at the election of holder on a basis for 50 common shares for each preferred share at any time or an aggregate of 10,000,000 common shares in exchange for all 200,000 preferred shares. As of June 30, 2023, we had issued the 200,000 shares of Series B Convertible Preferred Stock, and Ms. Hendrick had waived the right to annual payments through June 30, 2023.

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

Preferred Stock

As of June 30, 2023, the Company has 5,000,000 shares of Series B preferred stock, par value $0.001, authorized and 610,000 shares issued and outstanding.

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

As of June 30, 2023, the Company has 50,000,000 shares of Class A preferred stock, par value $0.001, authorized and no shares issued and outstanding.

Common Stock and Warrants

●	During the three months ended September 30, 2022, the Company issued 257,962,697 shares of common stock, of which 9,750,000 were issued from stock payable, 14,385,488 were converted from 48,125 shares of Preferred C shares, 22,250,000 shares were issued for advertising and promotional services and 221,327,209 shares were issued in conjunction with securities purchase agreements for net proceeds of $330,700.

●	During the three months ended September 30, 2022, the Company sold 0 shares of common stock for net proceeds of $0. The Company issued 4,000,000 shares representing $20,000.

●	During the three months ended December 31, 2022, the Company issued 582,059,999 shares of common stock, of which 4,000,000 were issued for cash and 578,059,999 shares were issued in conjunction with securities purchase agreements.

●	During the three months ended December 31, 2022, the Company sold 0 shares of common stock for net proceeds of $0.

●	During the three months ended March 31, 2023, the Company sold 11,000,000 shares of common stock for net proceeds of $60,000.

SMARTMETRIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	STOCKHOLDERS’ DEFICIT (CONTINUED)

●	During the three months that ended March 31, 2023, the Company issued 155,786,846 shares of common stock, of which 11,000,000 were issued for cash, 500,000 shares were issued for services and 144,286,846 shares were issued in conjunction with securities purchase agreements.

●	During the three months ended June 30, 2023, the Company sold for cash 213,333,328 shares of common stock for net proceeds of $116,940.

●	During the three months that ended June 30, 2023, the Company issued 579,255,607 shares of common stock, of which 189,833,325 were issued for cash and 389,422,282 shares were issued in conjunction with securities purchase agreements.

●	During the three months ended September 30, 2022, the Company issued 257,962,697 shares of common stock, of which 9,750,000 were issued from stock payable, 14,385,488 were converted from 48,125 shares of Preferred stock, 22,250,000 shares were issued for advertising and promotional services and 221,327,209 shares were issued in conjunction with securities purchase agreements for net proceeds of $291,410.

●	During the three months ended September 30, 2022, the Company sold 0 shares of common stock for net proceeds of $0.

●	During the three months ended December 31, 2022, the Company issued 582,059,999 shares of common stock, of which 4,000,000 were issued for cash and 578,059,999 shares were issued in conjunction with securities purchase agreements.

●	During the three months ended December 31, 2022, the Company sold 0 shares of common stock for net proceeds of $0.

Warrants Outstanding and Exercisable at June 30, 2023:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Contractual Life Remining in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Warrants Outstanding and Exercisable at June 30, 2022:

$0.10 - $0.20	45,997,852	0.519	$0.18	45,997,852	$0.519

Warrants Outstanding and Exercisable at June 30, 2023:

$0.10 - $0.20	16,935,352	0.487	$0.16	16,935,352	$0.487

SMARTMETRIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	STOCKHOLDERS’ DEFICIT (CONTINUED)

Warrant Activity:

As of June 30, 2023 and 2022, the following is a breakdown of the activity:

June 30, 2023:

Outstanding - beginning of year	45,997,852
Issued	-
Exercised	-
Expired	(29,062,500)
Outstanding - end of year	16,935,352

June 30, 2022:

Outstanding - beginning of year	124,888,519
Issued	22,937,499
Exercised	-
Expired	(101,828,166)
Outstanding - end of year	45,997,852

At June 30, 2023, all of the 16,935,352 warrants are vested, all 16,935,352 warrants expire at various times through December 2023. At June 30, 2022,all 45,997,852 warrants are vested and all 45,997,852 warrants expire at various times through June 2023.

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

As of July 2022, this debt was extinguished.

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

The number of Series C, mandatory redeemable convertible preferred stock shares issued and outstanding were 17,300 and 65,425, respectively, for June 30, 2023 and June 30, 2022.

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

The carrying value of the Series C mandatory redeemable convertible preferred stock at June 30, 2023 and 2022 was $15,728 and $59,478, respectively.

The estimated fair value of the Series C, mandatory redeemable convertible preferred stock at June 30, 2023 and 2022 was $15,728 and $59,478, respectively.

The Company recorded preferred stock dividends of $0 and $0 and accrued dividends payable of $1,858 and $1,858 during fiscal year end 2023 and 2022, respectively.

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

At June 30, 2023 and 2022, deferred tax assets consist of the following:

	2023	2022
Net operating loss carryforward	$31,431,438	$10,965,212
Warrant issuances	-	-
Deferred officer compensation	769,309	757,011
Other	-0-	-0-
Valuation allowance	(32,200,747)	(11,722,223)
Deferred tax assets, net	$-	$-

At June 30, 2023, the Company had a net operating loss carry-forwards in the amount of approximately $31,431,438 million available to offset future taxable income through 2040. These amounts may be carried forward indefinitely, subject to the 80% of taxable income limitation rule. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended June 30, 2023 and 2022 is summarized as follows:

	2023	2022
Tax on income before income tax	21.00%	21.00%
Effect of non-temporary differences	(0.01)%	(0.01)%
Effect of prior year items	-%	-%
Effect of temporary differences	-%	-%
Change in valuation allowance	(18.64)%	(19.14)%
Effective income tax rate reconciliation, percent	0.00%	0.00%

The total amount of unrecognized tax benefits can change due to tax examination activities, lapse of applicable statutes of limitations and the recognition and measurement criteria under the guidance related to accounting for uncertainty in income taxes. The Company does not believe any significant increases or decreases will occur within the next twelve months.

The Company files income tax returns in the United States (“U.S.”) federal jurisdiction. Generally, the Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years prior to 2019. The Company does not file in any other jurisdiction and remains open for audit for all tax years as the statute of limitations does not begin until the returns are filed. The Company remains subject to U.S. federal examination for tax years ended 2019, 2020, 2021, 2022 and 2023.

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

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to June 30, 2023 to the date these financial statements were issued.

On July 24, 2023, the Company issued 96,800,000 shares of common stock to an unrelated party for conversion of note payable in the amount of $96,800.

On July 25, 2023, the Company issued 20,000,000 shares of common stock to an unrelated party for $10,000.

On September 5, 2023, the Company issued 61,334,886 shares of common stock to an unrelated party for conversion of note payable in a cashless warrant exercise.

On July 25, 2023, the Company issued 100,000 shares of common stock to an unrelated party for $4,000.

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