Form 10-K/A
period 2023-06-30
SmartMetric, Inc.
filed 2023-10-19
CIK 1301991

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

EXPLANATORY NOTE

SmartMetric, Inc. (the “Company”) is filing this Amendment (the “Amended Report”) to its Annual Report on Form 10-K (the “Original Report”) for the fiscal year ended June 30, 2023, which was originally filed with the Securities and Exchange Commission (“SEC”) on October 13, 2023, and subsequently amended on October 17, 2023, when the Company filed the Amendment (the “Amended Report”) to the Original Report. This Amended Report is being filed for the purpose of updating the formatting within the document due to a clerical error. The Company filed a second Amended Report on October 19, 2023 due to a clerical error.

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
Houston, Texas
October 13, 2023

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30,	June 30,
	2023	2022
Assets
Current assets:
Cash	$20,012	$126,791
Prepaid expenses and other current assets	8,667	13,720

Total current assets	28,679	140,511

Non-current assets
Patent costs (net of amortization)	33,750	-

Total assets	$62,428	$140,511

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,233,488	$1,052,553
Liability for stock to be issued	3,080	115,790
Deferred Officer’s salary	769,309	753,475
Related party interest payable	305,949	253,898
Dividends payable	1,858	1,858
Due to shareholders	52,927	52,927
Covid19 SBA loan	-	20,832
Convertible note payable, net of discount	400,660	0
Derivative liability	-	120,996
Convertible interest payable	22,200	7,249
Interest payable	-	2,625
Shareholder loan	13,814	-

Total current liabilities	2,803,284	2,382,203

Total Liabilities	2,803,284	2,382,203

Commitments and contingencies (See note 4)
Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1,000,000 shares, 17,300 and 65,425 shares issued and outstanding, respectively	15,728	59,478

Stockholders’ deficit:
Class B Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Class A Preferred stock, $.001 par value; 50,000,000 shares authorized 0 and 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 2,400,000,000 shares authorized, 2,222,951,485 and 647,886,336 shares issued and outstanding, respectively	2,222,952	647,886
Additional paid-in capital	26,451,292	27,546,376
Accumulated deficit	(31,431,438)	(30,496,042)

Total stockholders’ deficit	(2,756,583)	(2,301,170)

Total liabilities and stockholders’ deficit	$62,428	$140,511

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended June 30, 2023	Year Ended June 30, 2022
Revenues	$-	$-

Expenses:
Officer’s salary	190,000	190,000
Advertising costs	207,935	172,047
Legal and professional fees	139,936	346,603
General and administrative expenses	145,999	280,542
Amortization expense	1,166	0
Research and development	125,867	128,616
Total operating expenses	810,903	1,117,808

Loss from operations	(810,903)	(1,117,808)
Other Income (Expenses)
Interest & Financing Expense	(127,800)	(71,254)
Gain on PPP loan forgiveness	0	20,832
Gain (loss) on conversions of debt to equity		(468,447)
Other income (expenses)	3,307
Net loss	(935,396)	(1,636,677)
Preferred stock dividends		-
Net loss available for common stockholders	$(935,396)	$(1,636,677)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	710,803,569	549,174,463

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Preferred Stock B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
Balance June 30, 2021	446,385,628	446,386	610,000	610	25,955,367	(28,859,365)	(2,457,002)
Shares issued of common stock and warrants for cash	80,040,996	80,041			850,661		930,702
Shares converted from Preferred C shares to common	76,954,447	76,955			299,546		376,501
Common shares issued for services	19,505,265	19,504			90,802		110,306
Common shares issued for finders fee	25,000,000	25,000			350,000		375,000
Net loss for period				-		(1,636,677)	(1,636,677)
Balance June 30, 2022	647,886,336	647,886	610,000	610	27,546,376	(30,496,043)	(2,301,170)

Shares issued of common stock and warrants for cash	271,525,383	271,525			(8,295)		263,230
Shares issued against warrants	244,803,545	244,804			(244,804)		-
Shares converted from Preferred C shares to common	14,335,488	14,335			29,415		43,750
Shares issued against Liability	153,992,825	153,993			(1,217,945)		(1,063,951)
Common shares issued for services	22,750,000	22,750			4,500		27,250
Common shares issued for equity funding conversions	867,657,908	867,658			342,045		1,209,704
Net loss for period				-		(935,396)	(935,396)
Balance June 30, 2023	2,222,951,485	2,222,951	610,000	610	26,451,292	(31,431,439)	(2,756,583)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended June 30, 2023	Year Ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(935,396)	$(1,636,678)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,166

Non cash activities:
Common stock issued and issuable for services	27,250	485,306
Gain (loss) on fair value of derivative liability		75,472
Amortization of debt discount	-	30,000
Gain on PPP forgiveness	(20,832)

Changes in assets and liabilities
Increase (Decrease) in prepaid expenses and other current assets	5,053	(8,720)
Increase in accounts payable and accrued expenses	180,935	(21,233)
(Decrease) in deferred officer salary	15,833	15,833
Increase in Due to shareholder	13,814	-
Increase in Convertible interest payable	14,951	1,750
Increase in interest payable	(2,625)	3,448
Decrease in Note Payable	400,660	-
Increase in related party interest payable	52,051	52,052
Net cash used in operating activities	(247,140)	(1,002,770)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent Cost	(34,916)
Net cash used in investing activities	(34,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties		11,584
Proceeds from sale of common stock	263,230	966,784
Proceeds from conversion of debt to equity	102,003	-
Proceeds from sale of Series C Preferred stock	-	195,000
Conversion of Series C Preferred stock	43,750
Change in dividends payable	-	(584)
Change in derivative Liability	(120,996)
Repayment of AJB Note	-	(32,717)
Net cash provided by financing activities	287,987	1,140,067

NET INCREASE (DECREASE) IN CASH	5,931	137,297
CASH BEGINNING OF PERIOD	126,791	10,325
END OF PERIOD	20,012	126,791

Non cash activities
Non cash change in stock liability	(112,710)
Non-cash activities	(112,710)

See notes to consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

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