Form 10-Q
period 2023-09-30
SmartMetric, Inc.
filed 2023-11-20
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of September 30, 2023 was 2,401,186,371.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed consolidated Balance Sheet

(Unaudited)

	September 30,	June 30,
	2023	2023
Assets
Current assets:
Cash	$15,750	$20,012
Notes payable	-	-
Prepaid expenses and other current assets	5,417	8,667

Total current assets	21,167	28,679

Non-current assets
Patent costs (net of amortization)	36,177	33,750
Discount	-	-
Deferred financing costs	-	-

Total assets	$57,344	$62,429

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,271,661	$1,233,488
Liability for stock to be issued	88,530	3,080
Deferred Officer’s salary	785,142	769,309
Related party interest payable	319,550	305,949
Dividends payable	1,858	1,858
Due to shareholders	52,927	52,927
Covid19 SBA loan	-	-
Convertible note payable, net of discount	242,525	400,660
Derivative liability	-	-
Convertible interest payable	22,200	22,200
Interest payable	-	-
Shareholder loan	12,342	13,814

Total current liabilities	2,796,735	2,803,285

Total Liabilities	2,796,735	2,803,285

Commitments and contingencies (See note 4)
Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1,000,000 shares, 17,300 and 65,425 shares issued and outstanding, respectively	15,728	15,728

Stockholders’ deficit:
Class B Preferred stock, $.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Class A Preferred stock, $.001 par value; 50,000,000 shares authorized 0 and 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 2,400,000,000 shares authorized, 2,401,186,371 and 2,222,951,485 shares issued and outstanding, respectively	2,401,187	2,222,952
Additional paid-in capital	26,445,192	26,451,292
Accumulated deficit	(31,602,108)	(31,431,438)

Total stockholders’ deficit	(2,755,119)	(2,756,584)

Total liabilities and stockholders’ deficit	$57,344	$62,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Revenues	$-	$-

Expenses:
Officer’s salary	47,500	47,500
Advertising costs	43,821	73,636
Legal and professional fees	1,350	67,978
General and administrative expenses	38,032	74,136
Research and development	25,739	16,050
Amortization	563	-
Total operating expenses	157,005	279,300

Loss from operations before income taxes	(157,005)	(279,300)
Interest & Financing Expense	(13,666)	(13,047)
Gain on PPP loan forgiveness	-	-
Gain (loss) on conversions	-	-
Other income (expenses)	-	-
Net loss	(170,671)	(292,347)
Preferred stock dividends		-
Net loss available for common stockholders	$(170,671)	$(292,347)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	2,327,075,095	749,049,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed consolidated Statements of Changes In Stockholders’ (Deficit)

(Unaudited)

	Preferred Series C				Additional Paid In	Accumulated
	Stock		Common Stock		Capital	Deficit	Total
Balance June 30, 2022	610,000	610	647,886,336	647,886	27,546,376	(30,496,043)	(2,301,170)

Shares issued of common stock and warrants for cash			271,525,383	271,525	(8,295)		263,230

Shares converted from Preferred C shares to common			14,335,488	14,335	29,415		43,750

Common shares issued for services			22,750,000	22,750	4,500		27,250

Common shares issued for equity funding conversions			867,657,908	867,658	342,045		1,209,704

Shares issued against liability			153,992,825	153,993	(1,217,945)		(1,063,951)

Shares issued against warrants			244,803,545	244,804	(244,804)		-

Net loss for period		-				(935,396)	(935,396)

Balance June 30, 2023	610,000	610	2,222,951,485	2,222,951	26,451,292	(31,431,439)	(2,756,584)

Shares issued of common stock and warrants for cash			20,100,000	20,100	(6,100)		14,000

Shares converted from Preferred C shares to common			-	-	-		-

Common shares issued for services			-	-	-		-

Common shares issued for equity funding conversions			158,134,886	158,135	-		158,135

Shares issued against liability			-	-	-		-

Shares issued against warrants			-	-	-		-

Net loss for period		-				(170,671)	(170,671)

Balance September 30, 2023	610,000	610	2,401,186,371	2,401,186	26,445,192	(31,602,110)	(2,755,119)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed consolidated Statements Of Cash Flows

(Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(170,671)	(292,347)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued and issuable for services	-	22,250
Non cash financing expense:
Gain (loss) on fair value of derivative liability	-	-
Amortization	563	-
Amortization of debt discount	-	-
Gain on PPP forgiveness	-	-

Changes in assets and liabilities
Increase (Decrease) in prepaid expenses and other current assets	4,333	9,750
Increase in accounts payable and accrued expenses	38,173	72,177
(Decrease) in deferred officer salary	15,833	(15,833)
Increase in due to shareholder	-	-
Decrease in note payable	(158,135)	-
Increase in Convertible interest payable	-	-
Increase in interest payable	-	-
Increase in related party interest payable	13,601	13,047
Net cash used in operating activities	(256,303)	(190,956)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent cost	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	(2,555)	6,810
Proceeds from sale of common stock	254,596	291,410
Change in stock liability	-	(33,250)
Proceeds from sale of Series C Preferred stock	-	-
Conversions of Series C Preferred Stock	-	43,750
Unlocated	-	(299)
Proceeds from equity funding conversions	-	-
Repayment of AJB Note	-	-
Net cash provided by financing activities	252,041	308,421

NET INCREASE (DECREASE) IN CASH	(4,262)	117,465

CASH BEGINNING OF PERIOD	20,012	126,791

END OF PERIOD	15,750	244,256

Non-cash investing and financing activities	$43,750	$43,750

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, as amended, as filed with the Securities and Exchange Commission on October 13, 2023. The consolidated balance sheet as of June 30, 2023, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by US GAAP for complete financial statements.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $170,671 and $292,347 for the three months ended September 30, 2023 and 2022, and has an accumulated deficit of $31,602,110, and $31,431,438 at September 30, 2023 and June 30, 2023, respectively.

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

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2023 and 2022, 215,935,352 and 32,872,852 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being common stock warrants at September 30, 2023 and 2022, as their effect would be anti-dilutive.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2023 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximate the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at September 30, 2023.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements as well as advance rental payments. Prepaid expenses at September 30, 2023 were $5,417.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company’s main office is in Las Vegas, Nevada. Rent expense under all leases for the three months ended September 30, 2023 and 2022 was $1,945 and $2,428 respectively. The Company maintains only one office. This office is in Las Vegas, NV and is a month-to-month lease.

Related Party Transactions

As of September 30, 2023 and June 30, 2023, the Company has accrued the amounts of $785,142 and $769,309, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

As a result of shareholder loans and deferred officer salary, the Company has accrued a balance of $319,550 and $305,949 as interest payable as of September 30, 2023 and June 30, 2023.

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

NOTE 5 - DEBT (CONTINUED)

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

In February 2023, Mast Hill Fund LP converted its warrants into 77,646,846 common shares.

In July 2023, Mast Hill Fund LP converted its warrants into 96,800,000 common shares.

In September 2023, Mast Hill Fund LP converted its warrants into 61,334,886 common shares.

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

As of September 30, 2023, the Company has 5,000,000 shares of Series B Convertible Preferred Stock, par value $0.001, authorized, and 610,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

The number of issued and outstanding shares of Series C Convertible Preferred Stock were 17,300 and 17,300, respectively, for September 30, 2023 and June 30, 2023.

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

Common Stock

●	During the three months ended September 30, 2022, the Company issued 257,962,697 shares of common stock, of which 9,750,000 were issued from stock payable, 14,385,488 were converted from 48,125 shares of Preferred stock, 22,250,000 shares were issued for advertising and promotional services and 221,327,209 shares were issued in conjunction with securities purchase agreements for net proceeds of $291,410.

●	During the three months ended September 30, 2022, the Company sold zero shares of common stock for net proceeds of $0.

●	During the three months ended September 30, 2023, the Company sold for cash 199,000,000 shares of common stock for net proceeds of $99,450.

During the three months that ended September 30, 2023, the Company issued 178,234,886 shares of common stock, of which 20,100,000 were issued for cash and 158,134,886 shares were issued in conjunction with securities purchase agreements.

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

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

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

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

As of September 30, 2023, and June 30, 2023, the following is a breakdown of the warrant activity:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Contractual Life Remaining in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Warrants Outstanding and Exercisable at September 30, 2023:
$0.70 - $1.00	16,935,352	1.08	$0.21	16,935,352	$0.21

Warrants Outstanding and Exercisable at June 30, 2023:
$0.10 - $0.20	16,935,352	1.01	$0.23	16,935,352	$0.23

Warrant Activity:

September 30, 2023:

Outstanding - June 30, 2023	16,935,352
Issued	199,000,000
Exercised	-
Expired	-
Outstanding - September 30, 2023	215,935,352

September 30, 2022:

Outstanding - June 30, 2022	45,997,852
Issued	-
Exercised	-
Expired	(13,125,000)
Outstanding - September 30, 2022	32,872,852

At September 30, 2023, all 215,935,352 warrants are vested and all 215,935,352 warrants expire at various times prior to July 9, 2023.

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

The number of shares of Series C Convertible Preferred Stock issued and outstanding were 17,300 and 17,300, respectively, for September 30, 2023 and June 30, 2023.

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

The carrying value of the Series C Convertible Preferred Stock at September 30, 2023 and June 30, 2023 was $15,728 and $15,728 net of discount, respectively. There were 0 shares of Series C Preferred Stock issued for net proceeds of $0, and 0 shares of Series C Preferred Stock converted to 0 shares of common stock for the three months ended September 30, 2023.

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

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to September 30, 2023 to the date these financial statements were issued. Between September 30, 2023 and November 20, 2023, other than as described in “Recent Developments” in Part I, Item 2 of this Quarterly Report, there were no subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

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

To date, we have devoted substantially all of our efforts and financial resources to the development of our biometric card. Since our inception in 2002, we have generated no revenue from product sales and have funded our operations principally through the private sales of our equity securities. We have never been profitable and, as of September 30, 2023 and June 30, 2023, we had an accumulated deficit of $31,602,110 and $31,431,438, respectively. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our technologies and advance them to market.

Our cash and cash equivalents balance at September 30, 2023, was approximately $15,750, representing 27.5% of total assets. Based on our current expected level of operating expenditures and capital raises, we expect to be able to fund our operations into 2024. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses of $170,671 and $292,347 for the three month period ending September 30, 2023 and 2022, respectively, and has incurred a cumulative loss of $31,602,110 and $31,431,438 as of September 30, 2023 and June 30, 2023. The Company is currently in the development stage and has spent a substantial portion of its time in the development of its technology.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2023

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending September 30, 2023 and 2022. Net loss for the three months ended September 30, 2023, and net income (attributable to common shareholders) for September 30, 2022 were $170,671 and $292,347 respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $158,088 and $279,300 during the three months ended September 30, 2023 and 2022, respectively. The decrease in operating expenses is the result of lower consulting expenses and legal expenses.

	Quarter Ended September 30,		Change in 2023 Versus 2022
	2023	2022	$	%
Operating expense
Officer salary	$47,500	$47,500	$-0-	-0-%
Advertising costs	43,821	73,636	(29,815)	(40.5)%
Legal & professional fees	1,350	67,978	(66,628)	(98.0)%
Research and development	25,739	16,050	9,689	60.4%
Amortization expense	563	-	563	-0-%
General and administrative	38,032	74,136	(36,104)	(48.7)%
Total operating expense	$157,005	$279,300	$(122,295)	(43.8)%

Research and Development

Research and development expenses totaled $25,739 and $16,050 for the three months ended September 30, 2023 and 2022, respectively. The increase of $9,689, or 60.4%, in 2023 compared to 2022 was primarily attributable to increased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $38,032 and $74,136 for the three months ended September 30, 2023 and 2022, respectively. The decrease of $36,104, or 48.7%, in 2023 compared to 2022 was primarily the result of a decrease in consulting and legal expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totaled ($13,666) and ($13,047) for the three months ended September 30, 2023 and 2022, respectively.

	Quarter Ended September 30,		Change in 2023 Versus 2022
	2023	2022	$	%
Gain (loss) on change in derivatives	-0-	-0-	$-0-	(-)
Gain (loss) on conversions	-0-	-0-	-0-	(0)%
Gain (loss) on derivative liabilities	-0-	-0-	-0-	(0)%
Gain on PPP loan forgiveness	-0-	-0-	-0-	(0)%
Interest Expense	(13,666)	(13,047)	(619)	(4.7)%
Other income (expense)	-0-
Total other (income) expense	$(13,666)	$(13,047)	$(619)	(4.7)%

Interest income (expense)

We had net interest expense of ($13,666) in the three months ended September 30, 2023, compared to ($13,047) net interest expense for the three months ended September 30, 2023. The increase of $619 was attributable to higher interest on deferred officer salary.

Gain (loss) on change in derivatives

We had a gain (loss) on change in derivatives of $0 in the three months ended September 30, 2023, compared to a $0 gain on change in derivatives for the three months ended September 30, 2022.

Gain on PPP loan forgiveness

We recognized $0 on the forgiveness of a PPP loan during the three months ended September 30, 2023, compared to $0 for the three months ended September 30, 2022.

Liquidity and Capital Resources

We have incurred losses since our inception as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of $31,603,191 as of September 30, 2023, and anticipate that we will continue to incur additional losses for the foreseeable future. Through September 30, 2023, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $28.8 million from inception through September 30, 2023.

	Three Months Ended September 30,		Change in 2023 Versus 2022
	2023	2022	$	%
Cash at beginning of period	$20,012	$126,791	$(106,779)	(84.2)%
Net cash used in operating activities	(256,303)	(190,956)	(65,347)	(34.2)%
Net cash used in investing activities	-0-	-0-	-0-	0%
Net cash provided by financing activities	252,041	308,421	(56,380)	(18.3)%
Cash at end of period	$15,750	$244,256	$(228,506)	(93.6)%

Net Cash Used in Operating Activities

Net cash used in operating activities was $256,303 and $190,956 for the three months ended September 30, 2023 and 2022, respectively. The decrease of $65,347 in cash used during 2023 compared to 2022 was primarily attributable to an increase in proceeds from private placements, loss from conversion of notes to shares, offset by change in fair value of derivative liability.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the three months ended September 30, 2023 and 2022, respectively.

Net Cash Provided by Financing Activities

During the three months ended September 30, 2023, net cash provided by financing activities was $252,041, compared to $308,421 for the three months ended September 30, 2023. The decrease of $56,380 was due to lower sales of the Company’s securities in private placements. We continue to seek funding through private placement sales of equity to fund our continued operations, sales and marketing and ongoing research and development programs.

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

In connection with the preparation of this Quarterly report on Form 10-Q for the quarter ended September 30, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions are being performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties in all of our financially significant processes and have concluded that this control deficiency represented a material weakness. We plan to remediate this weakness over the next 6 months.

Consequently, we believe that our condensed consolidated financial statements contained in this Form 10-Q fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Controls

During the three months ended September 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2023, as amended, filed with the Commission on October 19, 2023, and our subsequent filings with the Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold during the three months ended September 30, 2023, and not previously reported on a Current Report on Form 8-K. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(a)(2) thereof and Regulation D and Regulation S promulgated thereunder, relating to offers of securities by an issuer not involving any public offering.

During the three months ended September 30, 2023, the Company sold 199,000,000 shares of common stock for cash, 199,000,000 B Warrants and 199,000,000 C Warrants. All warrants expire at various times between July 2025 and September 2025.

During the three months that ended September 30, 2023, the Company issued 178,234,886 shares of common stock.

20,100,000 of these shares were issued for cash received in prior quarters from private placement investors and were charged against stock liability.

158,134,886 of these shares were issued in conjunction with securities purchase agreements with Mast Hill Fund, LP.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A.

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

SMARTMETRIC, INC.

Dated: November 20, 2023	By:	/s/ Chaya Hendrick
Chaya Hendrick,
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: November 20, 2023	By:	/s/ Jay Needelman
Jay Needelman,
Chief Financial Officer
(Principal Financial Officer)