Form 10-Q
period 2023-12-31
SmartMetric, Inc.
filed 2024-02-21
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of February 20, 2024 was 2,822,719,707.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed consolidated Balance Sheet

(Unaudited)

	December 31,	June 30,
	2023	2023
Assets
Current assets:
Cash	$11,503	$20,012
Payroll tax overpayment	4,270	-
Prepaid expenses and other current assets	8,667	8,667

Total current assets	24,440	28,679
Non-current assets
Patent costs (net of amortization)	37,381	33,750
Due from SBT	750	-
Discount	-	-

Total assets	$62,571	$62,428

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,326,275	$1,233,488
Liability for stock to be issued	-	3,080
Deferred Officer's salary	832,642	769,309
Related party interest payable	333,706	305,949
Dividends payable	1,858	1,858
Due to shareholders	52,927	52,927
Covid19 SBA loan	-	-
Convertible note payable, net of discount	64,260	400,660
Derivative liability	-	-
Convertible interest payable	22,200	22,200
Interest payable	-	-
Shareholder loan	38,129	13,814

Total current liabilities	2,671,997	2,803,284
Total Liabilities	2,671,997	2,803,284

Commitments and contingencies (See note 4)
Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1,000,000 shares,17,300 and 17,300 shares issued and outstanding, respectively	15,728	15,728
Stockholders' deficit:
Class B Preferred stock, $0.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Class A Preferred stock, $0.001 par value; 50,000,000 shares authorized 0 and 0 shares issued and outstanding
Common stock, $0.001 par value; 1,200,000,000,000 shares authorized, 2,822,719,707 and 2,401,186,371 shares issued and outstanding , respectively	2,822,720	2,222,952
Additional paid-in capital	26,353,594	26,451,292
Accumulated deficit	(31,802,078)	(31,431,438)

Total stockholders' deficit	(2,625,155)	(2,756,583)

Total liabilities and stockholders' deficit	$62,571	$62,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-

Expenses:
Officer's salary	95,000	95,000	47,500	47,500
Advertising costs	90,488	116,712	45,584	43,075
Legal and professional fees	27,200	98,420	25,850	30,443
General and administrative expenses	94,986	10,956	58,036	(63,179)
Research and development	33,767	73,000	8,028	56,950
Amortization	1,225	-	663	-

Total operating expenses	342,666	394,088	185,661	114,789

Loss from operations before income taxes	(342,366)	(394,088)	(185,661)	(114,789)
Interest & Financing Expense	(27,973)	(25,956)	(14,307)	(12,909)
Gain on PPP loan forgiveness	-	20,832	-	20,832
Gain (loss) on derivative liability	-	(284,204)	-	(284,204)
Other income (expenses)	-	11,754	-	11,754
Net loss	(370,639)	(671,662)	(199,968)	(379,316)
Preferred stock dividends		-		-
Net loss available for common stockholders	$(370,639)	$(671,662)	$(199,968)	$(379,316)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding, basic and diluted	2,453,949,756	1,010,411,250	2,580,824,417	1,277,581,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed consolidated Statements of Changes In Stockholders’ (Deficit)

(Unaudited)

	Preferred Series C		Common		Additional Paid	Accumulated
	Stock		Stock		In Capital	Deficit	Total

Balance June 30, 2022	610,000	610	647,886,336	647,886	27,546,376	(30,496,042)	(2,301,170)

Shares issued of common stock and warrants for cash			9,750,000	9,750	23,500		33,250

Shares converted from Preferred C shares to common			14,335,488	14,335	29,415		43,750

Common shares issued for services			22,250,000	22,250	-		22,250

Common shares issued for equity funding conversions			211,627,209	211,627	329,586		541,213

Series C Preferred Dividends

Prior period adjustments

Net loss for period						(292,347)	(292,347)

Balance September 30, 2022	610,000	610	905,849,033	905,848	27,928,877	(30,788,389)	(1,953,054)

Shares issued of common stock and warrants for cash			4,000,000	4,000	16,000		20,000

Shares converted from Preferred C shares to common			-	-	-		-

Common shares issued for services			-	-	-		-

Common shares issued for equity funding conversions			578,059,999	578,060	(960,669)		(382,609)

Series C Preferred Dividends

Prior period adjustments

Net loss for period						(379,316)	(379,316)

Balance December 31, 2022	610,000	610	1,487,909,032	1,487,909	26,984,207	(31,167,707)	(2,694,978)

	Preferred Series C		Common		Additional Paid	Accumulated
	Stock		Stock		In Capital	Deficit	Total

Balance June 30, 2023	610,000	610	2,222,951,485	2,222,951	26,451,292	(31,431,436)	(2,756,583)

Shares issued of common stock and warrants for cash			20,100,000	20,100	(6,100)		14,000

Shares converted from Preferred C shares to common			-	-	-		-

Common shares issued for services			-	-	-		-

Common shares issued for equity funding conversions			158,134,886	158,135	-		158,135

Shares issued against liability			-	-	-		-

Shares issued against warrants			-	-	-		-

Net loss for period						(170,671)	(170,671)

Balance September 30, 2023	610,000	610	2,401,186,371	2,401,186	26,445,192	(31,602,110)	(2,755,122)

Shares issued of common stock and warrants for cash			260,233,336	260,234			260,234

Shares converted from Preferred C shares to common			-	-	-	-	-

Common shares issued for services			-	-	-		-

Common shares issued for equity funding conversions			161,300,000	161,300	(91,598)		69,702

Shares issued against liability			-	-	-		-

Shares issued against warrants			-	-	-		-

Net loss for period						(199,968)	(199,968)

Balance December 31, 2023	610,000	610	2,822,719,707	2,822,719	26,353,594	(31,802,078)	(2,625,155)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed consolidated Statements Of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(370,639)	(671,662)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued and issuable for services	-	55,500
Payroll tax overpayment	(4,270)	-
Gain (loss) on fair value of derivative liability	-	(120,996)
Amortization	1,225	(232)
Amortization of debt discount	-	35,000
Gain on PPP forgiveness	-	(20,832)

Changes in assets and liabilities
Increase (Decrease) in prepaid expenses and other current assets	1,083	5,620
Increase in accounts payable and accrued expenses	92,786	102,798
(Decrease) in deferred officer salary	63,333	(15,833)
Increase in due to shareholder	-	-
Unlocated	-	-
Increase in Convertible interest payable	-	(2,625)
Increase in interest payable	-	(7,249)
Increase in related party interest payable	27,757	25,956

Net cash used in operating activities	(188,725)	(614,555)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	23,232	12,969
Proceeds from sale of common stock	42,770	330,932
Change in stock liability	(3,080)	(53,250)
Discount	-	-
Change in derivative liability	-	120,996
Conversions of Series C Preferred Stock	-	43,750
Due from SBT	(750)	-
Change in convertible note	122,900	90,600
Patent costs	(4,856)	(15,235)
Net cash provided by financing activities	180,216	530,762

NET INCREASE (DECREASE) IN
CASH	(8,509)	(83,793)

CASH BEGINNING OF PERIOD	20,012	126,791

END OF PERIOD	11,503	42,998

Non-cash investing and financing activities	$43,750	$43,750

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three and six months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, as amended, as filed with the Securities and Exchange Commission on October 13, 2023. The consolidated balance sheet as of June 30, 2023, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by US GAAP for complete financial statements.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $370,639 and $671,662 for the six months ended December 31, 2023 and 2022, and has an accumulated deficit of $31,802,078, and $31,431,438 at December 31, 2023 and June 30, 2023, respectively.

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

As of the end 2023, the Company has seen its electronics assembly move forward following delays in 2020, 2021 and 2022. During the span of these past three years, SmartMetric was adversely impacted in its product development of and production plans for its biometric credit card product.

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

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2023 and 2022, 227,935,352 and 19,935,352 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being common stock warrants at December 31, 2023 and 2022, as their effect would be anti-dilutive.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2023 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximate the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2023.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements as well as advance rental payments. Prepaid expenses at December 31, 2023 were $8,667.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company’s main office is in Las Vegas, Nevada. Rent expense under all leases for the three months ended December 31, 2023 and 2022 was $3,785 and $4,037 respectively. The Company maintains only one office. This office is in Las Vegas, NV and is a month-to-month lease.

Related Party Transactions

As of December 31, 2023 and June 30, 2023, the Company has accrued the amounts of $832,642 and $769,309, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

As a result of shareholder loans and deferred officer salary, the Company has accrued a balance of $333,706 and $305,949 as interest payable as of December 31, 2023 and June 30, 2023.

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

In February 2023, Mast Hill Fund LP converted debt into 77,646,846 common shares.

In July 2023, Mast Hill Fund LP converted its warrants into 96,800,000 common shares.

In September 2023, Mast Hill Fund LP converted its warrants into 61,334,886 common shares.

In November 2023, Mast Hill Fund LP converted debt into 64,500,000 common shares.

In September 2023, Mast Hill Fund LP converted debt into 96,800,000 common shares.

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

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

In October 2015, the Company issued 200,000 shares of Series B Convertible Preferred Stock.

On September 11, 2017, the Company issued an additional 210,000 shares Series B Convertible Preferred Stock to its CEO, Chaya Hendrick, in consideration for the grant of exclusive rights to the licensed patent.

As of December 31, 2023, the Company has 5,000,000 shares of Series B Convertible Preferred Stock, par value $0.001, authorized, and 610,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

The number of issued and outstanding shares of Series C Convertible Preferred Stock were 17,300 and 17,300, respectively, for December 31, 2023 and June 30, 2023.

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

During the three months ended December 31, 2023, the Company sold for cash 31,000,000 shares of common stock for net proceeds of $42,770.

During the three months that ended December 31, 2023, the Company issued 421,533,336 shares of common stock, of which 176,900,002 were issued for cash and 161,300,000 shares were issued in conjunction with securities purchase agreements and 83,333,334 shares were issued in conjunction with Regulation A.

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

Warrants

From time to time the Company granted warrants in connection with private placements of securities, as described herein.

As of December 31, 2023, and June 30, 2023, the following is a breakdown of the warrant activity:

Range of Exercise Prices	Number of Warrants Outstanding	Weighted- Average Contractual Life Remaining in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
Warrants Outstanding and Exercisable at December 31, 2023:
$0.70 - $1.00	227,935,352	1.07	$0.22	227,935,352	$0.22

Warrants Outstanding and Exercisable at June 30, 2023:
$0.10 - $0.20	16,935,352	1.01	$0.23	16,935,352	$0.23

Warrant Activity:

December 31, 2023:

Outstanding - June 30, 2023	16,935,352
Issued	211,000,000
Exercised	-
Expired	-
Outstanding - December 31, 2023	227,935,352

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

December 31, 2022:

Outstanding - June 30, 2022	45,997,852
Issued	-
Exercised	-
Expired	(26,062,500)
Outstanding - December 31, 2022	19,935,352

At December 31, 2023, all 227,935,352 warrants are vested and all 227,935,352 warrants expire at various times prior to July 9, 2023.

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

The number of shares of Series C Convertible Preferred Stock issued and outstanding were 17,300 and 17,300, respectively, for December 31, 2023 and June 30, 2023.

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

NOTE 7 - MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

All shares of mandatorily redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 480, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series C Convertible Preferred Stock to its estimate of fair value (i.e., redemption value) at period end.

The carrying value of the Series C Convertible Preferred Stock at December 31, 2023 and June 30, 2023 was $15,728 and $15,728 net of discount, respectively. There were 0 shares of Series C Preferred Stock issued for net proceeds of $0, and 0 shares of Series C Preferred Stock converted to 0 shares of common stock for the three months ended December 31, 2023.

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

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to December 31, 2023 to the date these financial statements were issued. Between December 31, 2023 and February 20, 2024, other than as described in “Recent Developments” in Part I, Item 2 of this Quarterly Report, there were no subsequent events.

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

To date, we have devoted substantially all of our efforts and financial resources to the development of our biometric card. Since our inception in 2002, we have generated no revenue from product sales and have funded our operations principally through the private sales of our equity or equity-linked debt securities. We have never been profitable and, as of December 31, 2023 and June 30, 2023, we had an accumulated deficit of $31,802,078 and $31,431,438, respectively. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our technologies and advance them to market.

Our cash and cash equivalents balance at December 31, 2023, was approximately $11,503, representing 5.3% of total assets. Based on our current expected level of operating expenditures and capital raises, we expect to be able to fund our operations into 2024. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses of $370,639 and $671,662 for the six month period ending December 31, 2023 and 2022, respectively, and has incurred a cumulative loss of $31,802,078 and $31,431,438 as of December 31, 2023 and June 30, 2023. The Company is currently in the development stage and has spent a substantial portion of its time and efforts on the development of its technology.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2023 and 2022

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending December 31, 2023 and 2022. Net loss for the three months ended December 31, 2023, and net income (attributable to common shareholders) for December 31, 2022 were $185,661 and $114,789 respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $185,661 and $114,789 during the three months ended December 31, 2023 and 2022, respectively. The increase in operating expenses is the result of higher consulting expenses and legal expenses.

	Quarter Ended December 31,		Change in 2023 Versus 2022
	2023	2022	$	%
Operating expense
Officer salary	$47,500	$47,500	$-0-	-0-%
Advertising costs	45,584	43,075	2,509	5.8%
Legal & professional fees	25,850	30,443	(4,593)	(15.1)%
Research and development	8,028	56,950	(48,922)	(85.9)%
Amortization expense	663	-	663	100%
General and administrative	58,036	(63,179)	121,215	191.9%
Total operating expense	$185,661	$114,789	$70,872	61.2%

Research and Development

Research and development expenses totaled $8,028 and $56,950 for the three months ended December 31, 2023 and 2022, respectively. The decrease of $48,922, or 85.9%, in 2023 compared to 2022 was primarily attributable to decreased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $58,036 and ($63,179) for the three months ended December 31, 2023 and 2022, respectively. The increase of $121,215, in 2023 compared to 2022 was primarily the result of an increase in consulting and legal expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totaled $0 and ($11,754) for the three months ended December 31, 2023 and 2022, respectively.

	Quarter Ended December 31,		Change in 2023 Versus 2022
	2023	2022	$	%
Gain (loss) on change in derivatives	-0-	-0-	$-0-	(-)
Gain (loss) on conversions	-0-	-0-	-0-	(0)%
Gain (loss) on derivative liabilities	-0-	(284,204)	284,204	(100)%
Gain on PPP loan forgiveness	-0-	20,832	(20,832)	(100)%
Interest Expense	(14,307)	(12,909)	(1,398)	(10.8)%
Other income (expense)	-0-	11,754	(11,754)	(100)%
Total other (income) expense	$(14,307)	$(264,527)	$250,220	94.6%

Interest income (expense)

We had net interest expense of ($14,307) in the three months ended December 31, 2023, compared to ($12,909) net interest expense for the three months ended December 31, 2022. The increase of $1,398 was attributable to higher interest on deferred officer salary.

Gain (loss) on change in derivatives

We had a gain (loss) on change in derivatives of $0 in the three months ended December 31, 2023, compared to a $0 gain on change in derivatives for the three months ended December 31, 2022.

Gain on PPP loan forgiveness

We recognized $0 on the forgiveness of a PPP loan during the three months ended December 31, 2023, compared to $20,832 for the three months ended December 31, 2022.

Liquidity and Capital Resources

We have incurred losses since our inception as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of $31,789,743 as of December 31, 2023, and anticipate that we will continue to incur additional losses for the foreseeable future. Through December 31, 2023, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $29.2 million from inception through December 31, 2023.

	Six Months Ended December 31,		Change in 2023 Versus 2022
	2023	2022	$	%
Cash at beginning of period	$20,012	$126,791	$(106,779)	(84.2)%
Net cash used in operating activities	(188,725)	(614,555)	425,830	76.2%
Net cash used in investing activities	-0-	-0-	-0-	0%
Net cash provided by financing activities	180,216	530,762	(350,546)	(66.0)%
Cash at end of period	$11,503	$42,998	$(31,495)	(71.6)%

Net Cash Used in Operating Activities

Net cash used in operating activities was $188,725 and $614,555 for the six months ended December 31, 2023 and 2022, respectively. The decrease of $425,830 in cash used during 2023 compared to 2022 was primarily attributable to a decrease in proceeds from private placements, loss from conversion of notes to shares, offset by change in fair value of derivative liability.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the six months ended December 31, 2023 and 2022, respectively.

Net Cash Provided by Financing Activities

During the six months ended December 31, 2023, net cash provided by financing activities was $180,216, compared to $530,762 for the six months ended December 31, 2023. The decrease of $350,546 was due to lower sales of the Company’s securities in private placements. We continue to seek funding through private placement sales of equity to fund our continued operations, sales and marketing and ongoing research and development programs.

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

In connection with the preparation of this Quarterly report on Form 10-Q for the quarter ended December 31, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the three and six months ended December 31, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold during the three months ended December 31, 2023, and not previously reported on a Current Report on Form 8-K. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(a)(2) thereof and Regulation D and Regulation S promulgated thereunder, relating to offers of securities by an issuer not involving any public offering.

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

During the three months ended December 31, 2023, the Company sold for cash 31,000,000 shares of common stock for net proceeds of $42,770.

During the three months that ended December 31, 2023, the Company issued 421,533,336 shares of common stock, of which 176,900,002 were issued for cash and 161,300,000 shares were issued in conjunction with securities purchase agreements and 83,333,334 shares were issued in conjunction with Regulation A.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

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

SMARTMETRIC, INC.

Dated: February 20, 2024	By:	/s/ Chaya Hendrick
Chaya Hendrick,
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: February 20, 2024	By:	/s/ Jay Needelman
Jay Needelman,
Chief Financial Officer
(Principal Financial Officer)