Form 10-Q
period 2024-03-31
SmartMetric, Inc.
filed 2024-06-10
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of June 10, 2024 was 3,162,993,559.

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

SMARTMETRIC, INC. AND SUBSIDIARY

Consolidated Balance Sheet

(Unaudited)

	March 31,	June 30,
	2024	2023
Assets
Current assets:
Cash	$14,861	$20,012
Payroll tax overpayment	4,270	-
Prepaid expenses and other current assets	4,063	8,667

Total current assets	23,194	28,679
Non-current assets
Patent costs (net of amortization)	36,718	33,750
Due from SBT	1,750	-

Total assets	$61,662	$62,429

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,364,899	$1,233,488
Liability for stock to be issued	21,400	3,080
Deferred Officer's salary	880,142	769,309
Related party interest payable	348,693	305,949
Dividends payable	1,858	1,858
Due to shareholders	52,927	52,927
Convertible note payable, net of discount	293,790	400,660
Convertible interest payable	-	22,200
Shareholder loan	62,936	13,814

Total current liabilities	3,026,645	2,803,285
Total Liabilities	3,026,645	2,803,285

Series D convertible preferred stock stated value $1.00 (See note 6)	-	-
Commitments and contingencies (See note 6)
Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1,000,000 shares, 17,300 and 17,300 shares issued and outstanding, respectively	15,728	15,728
Stockholders' deficit:
Class B Preferred stock, $0.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Class A Preferred stock, $0.001 par value; 50,000,000 shares authorized 0 and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,200,000,000,000 shares authorized, 3,162,993,559 and 2,222,951,485 shares issued and outstanding , respectively	3,162,994	2,222,952
Additional paid-in capital	26,046,358	26,451,292
Accumulated deficit	(32,190,673)	(31,431,438)

Total stockholders' deficit	(2,980,711)	(2,756,583)

Total liabilities and stockholders' deficit	$61,662	$62,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023

Revenues	$-	$-	$-	$-

Expenses:
Officer's salary	142,500	142,500	47,500	47,500
Advertising costs	131,244	155,952	40,756	39,240
Legal and professional fees	31,237	119,236	4,037	20,816
General and administrative expenses	126,152	58,032	31,166	47,308
Research and development	42,767	104,807	9,000	31,807
Amortization	1,888	584	663	352

Total operating expenses	475,788	581,111	133,122	187,023
				-
Loss from operations before income taxes	(475,788)	(581,111)	(133,122)	(187,023)
Interest & Financing Expense	(43,059)	(44,035)	(15,086)	(18,079)
Gain on PPP loan forgiveness	-	20,832	-
Gain (loss) on conversions	(240,387)	(389,842)	(240,387)	(105,638)
Other income (expenses)	-	(11,754)	-
Net loss	(759,234)	(1,005,910)	(388,595)	(310,740)
Preferred stock dividends		-		-
Net loss available for common stockholders	$(759,234)	$(1,005,910)	$(388,595)	$(310,740)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding, basic and diluted	2,576,273,509	1,200,665,574	38,326,590	1,608,311,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes In Stockholders’ (Deficit)

(Unaudited)

	Preferred Series C				Additional Paid	Accumulated
	Stock		Common Stock		In Capital	Deficit	Total

Balance June 30, 2022	610,000	610	647,886,336	647,886	27,546,376	(30,496,043)	(2,301,170)

Shares issued of common stock and warrants for cash			271,525,383	271,525	(8,295)		263,230

Shares converted from Preferred C shares to common			14,335,488	14,335	29,415		43,750

Common shares issued for services			22,750,000	22,750	4,500		27,250

Common shares issued for equity funding conversions			867,657,908	867,658	342,045		1,209,704

Shares issued against liability			153,992,825	153,993	(1,217,945)		(1,063,951)

Shares issued against warrants			244,803,545	244,804	(244,804)		-

Net loss for period						(935,396)	(935,396)

Balance June 30, 2023	610,000	610	2,222,951,485	2,222,951	26,451,292	(31,431,439)	(2,756,583)

Shares issued of common stock and warrants for cash			20,100,000	20,100	(6,100)		14,000

Shares converted from Preferred C shares to common			-	-	-		-

Common shares issued for services			-	-	-		-

Common shares issued for equity funding conversions			158,134,886	158,135	-		158,135

Shares issued against liability			-	-	-		-

Shares issued against warrants			-	-	-		-

Net loss for period						(170,671)	(170,671)

Balance September 30, 2023	610,000	610	2,401,186,371	2,401,186	26,445,192	(31,602,110)	(2,755,119)

Shares issued of common stock and warrants for cash			260,233,336	260,234			260,234

Shares converted from Preferred C shares to common			-	-	-		-

Common shares issued for services			-	-	-		-

Common shares issued for equity funding conversions			161,300,000	161,300	(91,598)		69,702

Shares issued against liability			-	-	-		-

Shares issued against warrants			-	-	-		-

Net loss for period						(199,968)	(199,968)

Balance December 31, 2023	610,000	610	2,822,719,707	2,822,719	26,353,594	(31,802,078)	(2,625,155)

Shares issued of common stock and warrants for cash			120,833,329	120,833	(84,083)		36,750

Shares converted from Preferred C shares to common			-	-	-		-

Common shares issued for services			-	-	-		-

Common shares issued for equity funding conversions			219,440,523	219,442	(223,153)		(3,711)

Shares issued against liability			-	-	-		-

Shares issued against warrants			-	-	-

Net loss for period						(388,595)	(388,595)

Balance March 31, 2024	610,000	610	3,162,993,559	3,162,994	26,046,358	(32,190,673)	(2,980,711)

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed consolidated Statements Of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(759,234)	(1,005,910)

Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued and issuable for services	-	27,250
Payroll tax overpayment	(4,270)	-
Gain (loss) on conversions	240,387	192,896
Amortization	1,888
Amortization of debt discount	-
Gain on PPP forgiveness	-	(20,832)

Changes in assets and liabilities
Increase (Decrease) in prepaid expenses and other current assets	5,687	5,687
Increase in accounts payable and accrued expenses	131,411	116,573
(Decrease) in deferred officer salary	110,833	(15,833)
Increase in due to shareholder	-	16,231
Unlocated	(2,968)	(24,243)
Increase in Convertible interest payable	(22,200)	(2,625)
Increase in interest payable	-	(2,079)
Increase in related party interest payable	42,744	38,865

Net cash used in operating activities	(255,722)	(673,837)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	48,039	-
Proceeds from sale of common stock	292,832	113,250
Change in stock liability	18,320	(113,250)
Deferred financing costs	-	35,000
Change in derivative liability	-	(120,996)
Proceeds from equity funding conversions	-	326,399
Due from SBT	(1,750)	-
Change in convertible note	(106,870)	342,165
Net cash provided by financing activities	250,571	582,568

NET INCREASE (DECREASE) IN
CASH	(5,151)	(91,269)

CASH BEGINNING OF PERIOD	20,012	126,791

END OF PERIOD	14,861	35,522

Non-cash investing and financing activities	$-	$-

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

See notes to consolidated financial statements

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three and nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, as amended, as filed with the Securities and Exchange Commission on October 19, 2023. The consolidated balance sheet as of June 30, 2023, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by US GAAP for complete financial statements.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $759,234 and $1,005,910 for the nine months ended March 31, 2024 and 2023, and has an accumulated deficit of $32,190,673, and $31,431,438 at March 31, 2024 and June 30, 2023, respectively.

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

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of March 31, 2024 and 2023, 613,935,352 and 16,935,352 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being common stock warrants at March 31, 2024 and 2023, as their effect would be anti-dilutive.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of March 31, 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximate the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at March 31, 2024.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements as well as advance rental payments. Prepaid expenses at March 31, 2024 were $4,063.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company’s main office is in Las Vegas, Nevada. Rent expense under all leases for the three months ended March 31, 2024 and 2023 was $1,747 and $1,694 respectively. The Company maintains only one office. This office is in Las Vegas, NV and is a month-to-month lease.

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Related Party Transactions

As of March 31, 2024 and June 30, 2023, the Company has accrued the amounts of $880,142 and $769,309, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

As a result of shareholder loans and deferred officer salary, the Company has accrued a balance of $348,693 and $305,949 as interest payable as of March 31, 2024 and June 30, 2023.

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

NOTE 5 - DEBT (CONTINUED)

Between October 2022 and November 2022, Blue Lake Partners, LLC converted some of its warrants into 161,297,680 common shares representing $150,375.

In January 2023, Blue Lake Partners, LLC converted some of its warrants into 66,640,000 common shares representing $66,640.

In February 2023, Mast Hill Fund LP converted debt into 77,646,846 common shares.

In April 2023, Mast Hill Fund LP converted debt into 73,113,423 common shares.

In May 2023, Mast Hill Fund LP converted debt into 18,073,976 common shares.

In June 2023, Mast Hill Fund LP converted debt into 87,300,000 common shares.

In July 2023, Mast Hill Fund LP converted its warrants into 96,800,000 common shares.

In September 2023, Mast Hill Fund LP converted its warrants into 61,334,886 common shares.

In November 2023, Mast Hill Fund LP converted debt into 64,500,000 common shares.

In September 2023, Mast Hill Fund LP converted debt into 96,800,000 common shares.

In January 2024, Mast Hill Fund LP converted debt into 103,440,523 common shares.

In February 2024, Mast Hill Fund LP converted debt into 116,000,000 common shares.

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

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

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

The number of issued and outstanding shares of Series C Convertible Preferred Stock were 17,300 and 17,300, respectively, for March 31, 2024 and June 30, 2023.

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

During the three months ended September 30, 2023, the Company sold for cash 20,100,000 shares of common stock at $0.0005 for net proceeds of $14,000.

During the three months that ended September 30, 2023, the Company issued 178,234,886 shares of common stock, of which 20,100,000 were issued for cash and 158,134,886 shares were issued in conjunction with securities purchase agreements.

During the three months ended December 31, 2023, the Company sold for cash 260,233,336 shares of common stock for net proceeds of $130,118.

During the three months that ended December 31, 2023, the Company issued 421,533,336 shares of common stock, of which 176,900,002 were issued for cash and 161,300,000 shares were issued in conjunction with securities purchase agreements and 83,333,334 shares were issued in conjunction with Regulation A.

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

During the three months ended March 31, 2024, the Company received net proceeds of $21,380 for which 71,333,331 shares are yet to be issued.

During the three months that ended March 31, 2024, the Company issued 340,273,852 shares of common stock, of which 120,833,329 were issued for cash and 219,440,523 shares were issued in conjunction with securities purchase agreements.

Outstanding - June 30, 2023	16,935,352
Issued	597,000,000
Exercised	-
Expired	-
Outstanding - March 31, 2024	613,935,352

March 31, 2023:

Outstanding - June 30, 2022	45,997,852
Issued	-
Exercised	-
Expired	(29,062,500)
Outstanding - March 31, 2023	16,935,352

At March 31, 2024, all 613,935,352 warrants are vested and all 613,935,352 warrants expire at various times prior to July 9, 2024.

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

The number of shares of Series C Convertible Preferred Stock issued and outstanding were 17,300 and 17,300, respectively, for March 31, 2024 and June 30, 2023.

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

The carrying value of the Series C Convertible Preferred Stock at March 31, 2024 and June 30, 2023 was $15,728 and $15,728 net of discount, respectively. There were 0 shares of Series C Preferred Stock issued for net proceeds of $0, and 0 shares of Series C Preferred Stock converted to 0 shares of common stock for the three months ended March 31, 2024.

NOTE 8 - DERIVATIVE LIABILITIES

The conversion rates of the convertible notes and Series C Convertible Preferred Stock are convertible at a variable rate. Accordingly, when appropriate, the Company may conclude that there is an embedded derivative which would be required to be bifurcated and accounted for as a derivative liability. For this calculation, the Company elects to use the Black Scholes model to calculate the derivative liability. At March 31, 2024, there is no amount for derivative liabilities.

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

At March 31, 2024 and 2023, deferred tax assets consist of the following:

	2024	2023
Net operating loss carryforward	$32,190,673	$31,478,445
Warrant issuances	-	-
Deferred officer compensation	880,142	737,642
Other	-	-
Valuation allowance	(33,070,815)	(32,216,087)
Deferred tax assets, net	$-	$-

At March 31, 2024, the Company had a net operating loss carry-forwards in the amount of approximately $32,190,673 available to offset future taxable income through 2041. These amounts may be carried forward indefinitely, subject to the 80% of taxable income limitation rule. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to March 31, 2024 to the date these financial statements were issued. Between March 31, 2024 and May 15, 2024, other than as described in “Recent Developments” in Part I, Item 2 of this Quarterly Report, there were no subsequent events.

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

To date, we have devoted substantially all of our efforts and financial resources to the development of our biometric card. Since our inception in 2002, we have generated no revenue from product sales and have funded our operations principally through the private sales of our equity or equity-linked debt securities. We have never been profitable and, as of March 31, 2024 and June 30, 2023, we had an accumulated deficit of $32,190,673 and $31,431,438, respectively. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our technologies and advance them to market.

Our cash and cash equivalents balance at March 31, 2024, was approximately $14,861, representing 23.7% of total assets. Based on our current expected level of operating expenditures and capital raises, we expect to be able to fund our operations through all of 2024. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses of $759,234 and $1,005,910 for the nine month period ending March 31, 2024 and 2023, respectively, and has incurred a cumulative loss of $32,190,673 and $31,431,438 as of March 31, 2024 and June 30, 2023. The Company is currently in the development stage and has spent a substantial portion of its time and efforts on the development of its technology.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending March 31, 2024 and 2023. Net loss for the three months ended March 31, 2024, and net income (attributable to common shareholders) for March 31, 2023 were $388,595 and $310,740 respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $133,122 and $187,023 during the three months ended March 31, 2024 and 2023, respectively. The decrease in operating expenses is the result of lower consulting expenses and legal expenses.

	Quarter Ended March 31,		Change in 2024 Versus 2023
	2024	2023	$	%
Operating expense
Officer salary	$47,500	$47,500	$-0-	-0-%
Advertising costs	40,756	39,240	1,516	3.9%
Legal & professional fees	4,037	20,816	(16,779)	(80.6)%
Research and development	9,000	31,807	(22,807)	(71.7)%
Amortization expense	663	352	(311)	(88.4)%
General and administrative	31,166	47,308	(16,142)	(34.1)%
Total operating expense	$133,122	$187,023	$(53,901)	(28.8)%

Research and Development

Research and development expenses totaled $9,000 and $31,807 for the three months ended March 31, 2024 and 2023, respectively. The decrease of $22,807, or 71.7%, in 2024 compared to 2023 was primarily attributable to decreased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $31,166 and $47,308 for the three months ended March 31, 2024 and 2023, respectively. The decrease of $16,142, in 2024 compared to 2023 was primarily the result of an decrease in consulting and legal expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totaled ($255,473) and ($123,717) for the three months ended March 31, 2024 and 2022, respectively.

	Quarter Ended March 31,		Change in 2024 Versus 2023
	2024	2023	$	%
Gain (loss) on change in derivatives	-0-	-0-	$-0-	(-)
Gain (loss) on conversions	(240,387)	(105,638)	(134,749)	(127.6)%
Gain (loss) on derivative liabilities	-0-	-0-	-0-	(-)
Gain on PPP loan forgiveness	-0-	-0-	-0-	(-)
Interest Expense	(15,086)	(18,079)	2,993	16.6%
Other income (expense)	-0-	-0-	-0-	(-)
Total other (income) expense	$(255,473)	$(123,717)	$(131,756)	(106.5)%

Interest income (expense)

We had net interest expense of ($15,086) in the three months ended March 31, 2024, compared to ($18,079) net interest expense for the three months ended March 31, 2023. The decrease of $2,993 was attributable to lower interest on deferred officer salary.

Gain (loss) on conversion

We had a gain (loss) on conversion of ($240,387) in the three months ended March 31, 2024, compared to a ($105,638) gain (loss) on conversion for the three months ended March 31, 2023.

Gain on PPP loan forgiveness

We recognized $0 on the forgiveness of a PPP loan during the three months ended March 31, 2024, compared to $0 for the three months ended March 31, 2023.

Liquidity and Capital Resources

We have incurred losses since our inception as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of $32,190,673 as of March 31, 2024, and anticipate that we will continue to incur additional losses for the foreseeable future. Through March 31, 2024, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $29.3 million from inception through March 31, 2024.

	Nine Months Ended March 31,		Change in 2024 Versus 2023
	2024	2023	$	%
Cash at beginning of period	$20,012	$126,791	$(106,779)	(84.2)%
Net cash used in operating activities	(255,722)	(673,837)	418,115	62.0%
Net cash used in investing activities	-0-	-0-	-0-	0%
Net cash provided by financing activities	250,571	582,568	(331,997)	(57.0)%
Cash at end of period	$14,861	$35,522	$(20,661)	(58.2)%

Net Cash Used in Operating Activities

Net cash used in operating activities was $255,722 and $673,837 for the nine months ended March 31, 2024 and 2023, respectively. The decrease of $418,115 in cash used during 2024 compared to 2023 was primarily attributable to a decrease in proceeds from private placements, loss from conversion of notes to shares, offset by change in fair value of derivative liability.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the six months ended March 31, 2024 and 2023, respectively.

Net Cash Provided by Financing Activities

During the nine months ended March 31, 2024, net cash provided by financing activities was $250,571, compared to $582,568 for the nine months ended March 31, 2024. The decrease of $331,997 was due to lower sales of the Company’s securities in private placements. We continue to seek funding through private placement sales of equity to fund our continued operations, sales and marketing and ongoing research and development programs.

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

In connection with the preparation of this Quarterly report on Form 10-Q for the quarter ended March 31, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the three and nine months ended March 31, 2024, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold during the three months ended March 31, 2024, and not previously reported on a Current Report on Form 8-K. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(a)(2) thereof and Regulation D and Regulation S promulgated thereunder, relating to offers of securities by an issuer not involving any public offering.

During the three months ended September 30, 2023, the Company sold 20,100,000 shares of common stock for cash proceeds of $14,000, 199,000,000 A Warrants, 199,000,000 B Warrants and 199,000,000 C Warrants. All warrants expire at various times between July 2025 and September 2025.

During the three months that ended September 30, 2023, the Company issued 178,234,886 shares of common stock.

20,100,000 of these shares were issued for cash received in prior quarters from private placement investors and were charged against stock liability.

158,134,886 of these shares were issued in conjunction with securities purchase agreements with Mast Hill Fund, LP.

During the three months ended December 31, 2023, the Company sold for cash 260,233,336 shares of common stock at $0.0005 for net proceeds of $130,118.

During the three months that ended December 31, 2023, the Company issued 421,533,336 shares of common stock, of which 176,900,002 were issued for cash and 161,300,000 shares were issued in conjunction with securities purchase agreements and 83,333,334 shares were issued in conjunction with Regulation A.

During the three months ended March 31, 2024, the Company has received net proceeds of $21,380 for which 71,333,331 shares are yet to be issued.

During the three months that ended March 31, 2024, the Company issued 340,273,852 shares of common stock, of which 120,833,329 were issued for cash and 219,440,523 shares were issued in conjunction with securities purchase agreements.

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

SMARTMETRIC, INC.

Dated: June 10, 2024	By:	/s/ Chaya Hendrick
Chaya Hendrick,
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: June 10, 2024	By:	/s/ Jay Needelman
Jay Needelman,
Chief Financial Officer
(Principal Financial Officer)