Form 10-Q
period 2024-09-30
SmartMetric, Inc.
filed 2025-05-07
CIK 1301991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of May 7, 2025 was 5,734,831,988.

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

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

(Unaudited)

	September 30,	June 30,
	2024	2024
Assets
Current assets:
Cash	$3,287	$6,543
Prepaid expenses and other current assets	4,062	6,500

Total current assets	7,349	13,043
Non-current assets
Patent costs (net of amortization)	-	38,430
Due from SBT	-	1,750

Total assets	$7,349	$53,223

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$1,467,161	$1,432,222
Liability for stock to be issued	-	12,210
Deferred Officer's salary	969,102	921,602
Related party interest payable	381,470	364,926
Dividends payable	1,858	1,858
Due to shareholders	52,927	52,927
Convertible note payable, net of discount	130,351	227,553
Shareholder loan	51,164	62,751

Total current liabilities	3,054,033	3,063,839
Total Liabilities	3,054,033	3,063,839
Commitments and Contingencies (see note 4)
Series D convertible preferred stock stated value $1.00 (See note 4)	-	-

Series C mandatory redeemable convertible preferred stock, net of discount, authorized 1,000,000 shares, 17,300 and 17,300 shares issued and outstanding, respectively	15,728	15,728
Stockholders' deficit:
Class B Preferred stock, $0.001 par value; 5,000,000 shares authorized, 610,000 and 610,000 shares issued and outstanding	610	610
Class A Preferred stock, $0.001 par value; 50,000,000 shares authorized 0 and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,200,000,000,000 shares authorized, 4,806,565,324 and 3,455,157,325 shares issued and outstanding , respectively	4,806,566	3,455,158
Stock to be issued.	1,940	-
Additional paid-in capital	24,408,789	25,618,556
Accumulated deficit	(32,280,317)	(32,112,878)

Total stockholders' deficit	(3,062,412)	(3,038,554)

Total liabilities and stockholders' deficit	$7,349	$53,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2024	2023

Revenues	$-	$-

Expenses:
Officer's salary	47,500	47,500
Advertising costs	2,488	43,821
Legal and professional fees	14,340	1,350
General and administrative expenses	34,398	38,032
Research and development	4,500	25,739
Amortization	641	563

Total operating expenses	103,867	157,005

Loss from operations before income taxes	(103,867)	(157,005)
Interest & Financing Expense	(25,783)	(13,666)
Loss on Impairment	(37,789)	-
Net loss	(167,439)	(170,671)
Preferred stock dividends
Net loss available for common stockholders	$(167,439)	$(170,671)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	3,971,644,371	2,327,075,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes In Stockholders’ (Deficit)

(Unaudited)

	Common Stock		Preferred Stock B		Additional Paid-in	Stock to	Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	be issued	Deficit	Deficit

Balance June 30, 2023	2,222,951,485	2,222,951	610,000	610	26,451,292		(31,431,438)	(2,756,584)
Common shares issued for equity funding conversions	158,134,886	158,135						158,135

Net loss for period							(170,671)	(170,671)

Shares issued of common stock and warrants for cash	20,100,000	20,100			(6,100)			14,000
Balance September 30, 2023	2,401,186,371	2,401,186	610,000	610	26,445,192		(31,602,109)	(2,755,120)
Balance June 30, 2024	3,455,157,325	3,455,158	610,000	610	25,618,556		(32,112,878)	(3,038,554)

Common shares issued for equity funding conversions	1,053,908,000	1,053,908			(948,517)			105,391
Shares issued of common stock and warrants for cash	297,499,999	297,500			(261,250)			36,250
Stock to be issued						1,940		1,940
Net loss for period							(167,439)	(167,439)
Balance September 30, 2024	4,806,565,324	4,806,566	610,000	610	24,408,789	1,940	(32,280,317)	(3,062,412)

SMARTMETRIC, INC. AND SUBSIDIARY

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(167,439)	(170,671)

Adjustments to reconcile net loss to net cash
used in operating activities (non-cash adjustments)
Interest and financing expense	25,783	-
Amortization of patent	641	563
Loss on impairment	37,789	-
Shares issued against liability	105,391	-

Changes in assets and liabilities (working capital adjustments)
Increase (Decrease) in prepaid expenses and other current assets	2,438	4,333
Increase in accounts payable and accrued expenses	34,946	38,173
(Decrease) in deferred officer salary	47,500	15,833
Convertible note payable, net of discount	(97,202)	-
Liability for stock to be issued	12,210	-
Shareholder loan	(11,587)	-
Increase in related party interest payable	16,544	13,601

Net cash used in operating activities	7,014	(98,168)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Stock to be issued	(10,270)	-
Net cash provided by financing activities	(10,270)	93,906

NET INCREASE (DECREASE) IN CASH	(3,256)	(4,262)

CASH BEGINNING OF PERIOD	6,543	20.012

END OF PERIOD	3,287	15,750

Non-cash investing and financing activities	$-	$-

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending June 30, 2025. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, as amended, as filed with the Securities and Exchange Commission on December 23, 2024. The condensed consolidated balance sheet as of September 30, 2024, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by US GAAP for complete financial statements.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has sustained recurring losses of $167,439 and $170,671 for the three months ended September 30, 2024 and 2023, and has an accumulated deficit of $32,280,317, and $31,602,108 at September 30, 2024 and 2023, respectively.

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

As of the end 2024, the Company has seen its electronics assembly move forward following delays in 2020, 2021, 2022 and 2023. During the span of these past four years, SmartMetric was adversely impacted in its product development of and production plans for its biometric credit card product.

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Recent Accounting Pronouncements

FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The FASB issued ASU 2023-07 on November 27, 2023, which is intended to improve reportable segment disclosure requirements. Under previous guidance, while entities were required to disclose segment revenue and measure of profit or loss, there has been limited disclosure around the reporting of segment expenses. In addition to enhanced disclosures about significant segment expenses, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the requirements of the expanded segment disclosures as of September 30, 2024 retrospectively.

Loss Per Share of Common Stock

In accordance with FASB ASC 260, “Earnings Per Share,” the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of September 30, 2024 and 2023, 613,935,352 and 613,935,352 dilutive shares were excluded from the calculation of diluted loss per common share, with all dilutive shares being common stock warrants at September 30, 2024 and 2023, as their effect would be anti-dilutive.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximate the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at September 30, 2024.

Segment Information

The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer (“CEO”). The Company has determined that it operates as a single operating segment and has one reportable segment.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses represent the unexpired terms of various consulting agreements as well as advance rental payments. Prepaid expenses at September 30, 2024 were $4,062.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company’s main office is in Las Vegas, Nevada. Rent expense under all leases for the three months ended September 30, 2024 and 2023 was $1,887 and $1,945 respectively. The Company maintains only one office. This office is in Las Vegas, NV and is a month-to-month lease.

Related Party Transactions

As of September 30, 2024 and June 30, 2024, the Company has accrued the amounts of $969,102 and $921,602, respectively, as deferred Officer’s salary for the difference between the president’s annual salary and the amounts paid.

As a result of shareholder loans and deferred officer salary, the Company has accrued a balance of $381,470 and $364,926 as interest payable as of September 30, 2024 and June 30, 2024.

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

In July 2023, Mast Hill Fund LP converted its debt into 96,800,000 common shares.

In September 2023, Mast Hill Fund LP converted its warrants into 61,334,886 common shares.

In November 2023, Mast Hill Fund LP converted debt into 64,500,000 common shares.

In December 2023, Mast Hill Fund LP converted debt into 96,800,000 common shares.

In January 2024, Mast Hill Fund LP converted warrants into 103,440,523 common shares.

In February 2024, Mast Hill Fund LP converted debt into 116,000,000 common shares.

In April 2024, Mast Hill Fund LP converted debt into 128,000,000 common shares.

In May 2024, Mast Hill Fund LP converted debt into 36,663,767 common shares.

In May 2024, Mast Hill Fund LP converted debt into 127,500,000 common shares.

In July 2024, Mast Hill Fund LP converted its debt into 148,248,000 common shares.

In July 2024, Mast Hill Fund LP converted its warrants into 151,560,000 common shares.

In August 2024, Mast Hill Fund LP converted debt into 167,500,000 common shares.

In August 2024, Mast Hill Fund LP converted debt into 168,200,000 common shares.

In September 2024, Mast Hill Fund LP converted debt into 204,100,000 common shares.

In September 2024, Mast Hill Fund LP converted debt into 214,300,000 common shares.

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

NOTE 6 - STOCKHOLDERS’ DEFICIT (CONTINUED)

On September 11, 2017, the Company issued an additional 210,000 shares Series B Convertible Preferred Stock to its CEO, Chaya Hendrick, in consideration for the grant of exclusive rights to the licensed patent.

As of September 30, 2024, the Company has 5,000,000 shares of Series B Convertible Preferred Stock, par value $0.001, authorized, and 610,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

The number of issued and outstanding shares of Series C Convertible Preferred Stock were 17,300 and 17,300, respectively, for September 30, 2024 and June 30, 2024.

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

During the three months that ended June 30, 2024, the Company issued 292,163,766 shares of common stock, all of which were issued in conjunction with securities purchase agreements with Mast Hill.

During the three months that ended September 30, 2024, the Company issued 1,351,407,999 shares of common stock, of which 297,499,999 were issued for cash against stock liability and 1,053,908,000 were issued in conjunction with securities purchase agreements with Mast Hill.

Outstanding - June 30, 2023	16,935,352
Issued	-
Exercised	-
Expired	-
Outstanding - September 30, 2023	16,935,352

September 30, 2024:

Outstanding - June 30, 2024	16,935,352
Issued	-
Exercised	-
Expired	-
Outstanding - September 30, 2024	16,935,352

At September 30, 2024, all 16,935,352 warrants are vested and all 16,935,352 warrants expire at various times prior to July 19, 2025.

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

NOTE 7 - MANDATORY REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

The number of shares of Series C Convertible Preferred Stock issued and outstanding were 17,300 and 17,300, respectively, for September 30, 2024 and June 30, 2024.

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

The carrying value of the Series C Convertible Preferred Stock at September 30, 2024 and June 30, 2024 was $15,728 and $15,728 net of discount, respectively. There were 0 shares of Series C Preferred Stock issued for net proceeds of $0, and 0 shares of Series C Preferred Stock converted to 0 shares of common stock for the three months ended September 30, 2024.

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

At September 30, 2024 and June 30, 2024, deferred tax assets consist of the following:

	September 30, 2024	June 30, 2024
Net operating loss carryforward	$32,463,042	$32,295,603
Warrant issuances	-	-
Deferred officer compensation	969,102	921,602
Other	-	-
Valuation allowance	(33,432,144)	(33,217,205)
Deferred tax assets, net	$-	$-

At September 30, 2024, the Company had a net operating loss carry-forwards in the amount of approximately $32,280,317 available to offset future taxable income through 2041. These amounts may be carried forward indefinitely, subject to the 80% of taxable income limitation rule. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has reviewed its operations subsequent to September 30, 2024 to the date these financial statements were issued. Between September 30, 2024 and March 5, 2025.

On October 1, 2024, the Company converted  Mast Hill debt into 214,300,000 common shares.

On October 16, 204, the Company converted  Mast Hill debt into 239,800,000 common shares.

On October 31, 2024, the Company converted Mast Hill debt into 251,800,000 common shares.

On December 10, 2024, the Company converted Mast Hill debt into 66,666,664 common shares.

On December 5, 2024, the Company converted Mast Hill debt into 300,000,000 common shares.

On December 11, 2024, the Company converted Mast Hill debt into 10,000,000 common shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the Securities and Exchange Commission. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

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

To date, we have devoted substantially all of our efforts and financial resources to the development of our biometric card. Since our inception in 2002, we have generated no revenue from product sales and have funded our operations principally through the private sales of our equity or equity-linked debt securities. We have never been profitable and, as of September 30, 2024 and June 30, 2023, we had an accumulated deficit of $32,280,317 and $32,112,878, respectively. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our technologies and advance them to market.

Our cash and cash equivalents balance at September 30, 2024, was $3,287, representing 7.0% of total assets. Based on our current expected level of operating expenditures and capital raises, we expect to be able to fund our operations through all of 2025. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses of $167,439 and $170,671 for the three month period ending September 30, 2024 and 2023, respectively, and has incurred a cumulative loss of $32,280,317 and $32,112,878 as of September 30, 2024 and June 30, 2024. The Company is currently in the development stage and has spent a substantial portion of its time and efforts on the development of its technology.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern beyond calendar year 2025. The Company maintains sufficient cash to continue as a going concern throughout all of calendar year 2024.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue for the three months ending September 30, 2024 and 2023. Net loss for the three months ended September 30, 2024, and net income (attributable to common shareholders) for September 30, 2023 were $167,439 and $170,671 respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled 103,867 and $157,005 during the three months ended September 30, 2024 and 2023, respectively. The decrease in operating expenses is the result of lower consulting expenses and legal expenses.

	Quarter Ended September 30,		Change in 2024 Versus 2023
	2024	2023	$	%
Operating expense
Officer salary	$47,500	$47,500	$-0-	-0-%
Advertising costs	2,488	43,821	(41,333)	(943.2)%
Legal & professional fees	14,340	1,350	12,990	962.2%
Research and development	4,500	25,739	(21,239)	(82.5)%
Amortization expense	641	563	78	13.9%
General and administrative	34,398	38,032	(3,634)	(9.6)%
Total operating expense	$103,867	$157,005	$(53,138)	(33.8)%

Research and Development

Research and development expenses totaled $4,500 and $25,739 for the three months ended September 30, 2024 and 2023, respectively. The decrease of $21,239, or 82.5%, in 2024 compared to 2023 was primarily attributable to decreased engineering expenses. Our research and development expenses consist primarily of expenditures related to engineering.

General and Administrative

General and administrative expenses totaled $34,398 and $38,032 for the three months ended September 30, 2024 and 2023, respectively. The decrease of $3,634, in 2024 compared to 2023 was primarily the result of a decrease in consulting and legal expenses. Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Expense

Other income (expense) totaled ($63,572) and ($13,666) for the three months ended September 30, 2024 and 2023, respectively.

	Quarter Ended September 30,		Change in 2024 Versus 2023
	2024	2023	$	%
Gain (loss) on change in derivatives	-0-	-0-	$-0-	(-)
Gain (loss) on conversions	-0-	-0-	-0-	(-)
Gain (loss) on derivative liabilities	-0-	-0-	-0-	(-)
Gain on PPP loan forgiveness	-0-	-0-	-0-	(-)
Interest Expense	(25,783)	(13,666)	12,117	88.7%
Impairment loss	(37,789)	-0-	37,789	(-)
Total other (income) expense	$(63,572)	$(13,666)	$49,906	365.2%

Interest income (expense)

We had net interest expense of (25,783) in the three months ended September 30, 2024, compared to ($13,666) net interest expense for the three months ended September 30, 2023. The increase of $12,117 was partly attributable to higher interest on deferred officer salary.  Of this amount, $8,189 was interest on convertible notes.  We had a loss of $37,789 on patent asset.  This increase of $37,789 was due to patent write-off due to impairment loss.

Liquidity and Capital Resources

We have incurred losses since our inception as a result of significant expenditures for operations and research and development and the lack of any revenue. We have an accumulated deficit of $32,280,317 as of September 30, 2024, and anticipate that we will continue to incur additional losses for the foreseeable future. Through September 30, 2024, we have funded our operations through the private sale of our equity securities and exercises of options and warrants, resulting in gross proceeds of approximately $29.3 million from inception through September 30, 2024.

	Three Months Ended September 30,		Change in 2024 Versus 2023
	2024	2023	$	%
Cash at beginning of period	$6,543	$20,012	$(13,469)	(67.3)%
Net cash provided by operating activities	7,014	(256,303)	263,317	102.7%
Net cash used in investing activities	-0-	-0-	-0-	0%
Net cash used in financing activities	(10,270)	252,041	(262,311)	(104.1)%
Cash at end of period	$3,287	$15,750	$(12,463)	(79.1)%

Net Cash Used in Operating Activities

Net cash provided (used) by operating activities was $7,014 and ($256,303) for the three months ended September 30, 2024 and 2023, respectively. The increase of $263,317 in net cash provided (used) during 2024 compared to 2023 was primarily attributable to an increase in proceeds from private placements.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $0 for the three months ended September 30, 2024 and 2023, respectively.

Net Cash Provided by Financing Activities

During the three months ended September 30, 2024, net used in financing activities was $10,270, compared to $252,041 for the three months ended September 30, 2024. The decrease of $262,311 was due to lower sales of the Company’s securities in private placements. We continue to seek funding through private placement sales of equity to fund our continued operations, sales and marketing and ongoing research and development programs.

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

In connection with the preparation of this Quarterly report on Form 10-Q for the quarter ended September 30, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the three months ended September 30, 2024, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended June 30, 2024, as amended, filed with the Commission on December 23, 2024, and our subsequent filings with the Commission, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold during the three months ended September 30, 2024, and not previously reported on a Current Report on Form 8-K. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act of 1933, as amended (the “Securities Act”) and the rules promulgated thereunder in reliance on Section 4(a)(2) thereof and Regulation D and Regulation S promulgated thereunder, relating to offers of securities by an issuer not involving any public offering.

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

During the three months that ended June 30, 2024, the Company issued 292,163,766 shares of common stock, all of which were issued in conjunction with securities purchase agreements with Mast Hill.

During the three months that ended September 30, 2024, the Company issued 1,351,407,999 shares of common stock, of which 297,499,999 were issued for cash against stock liability and 1,053,908,000 were issued in conjunction with securities purchase agreements with Mast

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

SMARTMETRIC, INC.

Dated: May 7, 2025	By:	/s/ Chaya Hendrick
Chaya Hendrick,
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: May 7, 2025	By:	/s/ Jay Needelman
Jay Needelman,
Chief Financial Officer
(Principal Financial Officer)